Form 10-Q
period 2012-03-31
Sanchez Energy Corp
filed 2012-05-14
CIK 1528837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-35372

Sanchez Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3090102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bagby Street, Suite 1600 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(713) 783-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of May 10, 2012: 34,567,200.

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the “JOBS Act”.  We will remain an “emerging growth company” for up to five years from the date of the completion of our initial public offering (the “IPO”), or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•                  Not being required to comply with the auditor attestation requirements related to our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•                  Reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•                  Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourself of this exemption from new or revised accounting standards and, therefore, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control.  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements may include statements about our:

•            business strategies;

•            ability to replace the reserves we produce through drilling and property acquisitions;

•            expected benefits of the acquisition of SN Marquis LLC (“Marquis LLC”);

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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  We disclaim any obligation to update or revise these statements except as required by law, and you should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (the “SEC”).  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

SANCHEZ ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART 1 — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$62,498	$63,041
Oil and natural gas receivables	2,721	1,193
Fair value of derivative instruments	2,004	1,461
Other current assets	423	327
Total current assets	67,646	66,022

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	132,531	126,201
Proved oil and natural gas properties	37,608	31,836
Total oil and natural gas properties	170,139	158,037
Less: Accumulated depreciation, depletion, amortization and impairment	(8,945)	(6,703)
Total oil and natural gas properties, net	161,194	151,334

Fair value of derivative instruments	1,560	—
Total assets	$230,400	$217,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - related entities	$5,295	$1,606
Accrued liabilities	5,980	526
Derivative premium liabilities	2,952	—
Total current liabilities	14,227	2,132
Asset retirement obligation	106	83
Total liabilities	14,333	2,215

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock ($0.01 par value, 15,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 150,000,000 shares authorized; 34,567,200 and 33,000,000 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	346	330
Additional paid-in capital	219,069	215,115
Accumulated deficit	(3,348)	(304)
Total stockholders’ equity	216,067	215,141
Total liabilities and stockholders’ equity	$230,400	$217,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Oil sales	$7,461	$3,144
Natural gas sales	187	140
Total revenues	7,648	3,284

Oil and natural gas production expenses	775	306
Production and ad valorem taxes	394	177
Depreciation, depletion and amortization	2,242	860
Accretion expense	2	1
General and administrative (inclusive of stock-based compensation expense of $3,970 and $0, for the three months ended March 31, 2012 and 2011, respectively)	6,254	1,373
Total operating costs and expenses	9,667	2,717

Operating income (loss)	(2,019)	567

Other income (expense):
Interest and other income	8	—
Realized and unrealized losses on derivative instruments	(1,033)	—

Net income (loss)	$(3,044)	$567

Net income (loss) per share - basic and diluted	$(0.09)	$0.03

Weighted average shares outstanding used in computing net income (loss) per share - basic and diluted	33,000	22,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2011	33,000	$330	$215,115	$(304)	$215,141

Restricted stock awards, net of forfeitures	1,567	16	(16)	—	—

Stock-based compensation costs	—	—	3,970	—	3,970

Net loss	—	—	—	(3,044)	(3,044)
BALANCE, March 31, 2012	34,567	$346	$219,069	$(3,348)	$216,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,044)	$567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,242	860
Accretion expense	2	1
Stock-based compensation	3,970	—
Unrealized loss on derivative instruments	588	—
Changes in operating assets and liabilities:
Accounts receivable	(1,528)	574
Other current assets	(96)	—
Price risk management activities, net	445	—
Accounts payable - related entities	3,689	(2,642)
Accrued liabilities	653	—
Net cash provided by (used in) operating activities	6,921	(640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(7,280)	(3,390)
Proceeds from sale of oil and natural gas properties	—	1,598
Settlement on derivative contracts	(184)	—
Net cash used in investing activities	(7,464)	(1,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net investment by parent	—	2,432
Net cash provided by financing activities	—	2,432
Decrease in cash and cash equivalents	(543)	—
Cash and cash equivalents, beginning of period	63,041	—
Cash and cash equivalents, end of period	$62,498	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$22	$3
Change in accrued capital expenditures	4,799	1,214
Derivative premium liabilities	2,952	1,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.          Organization

Sanchez Energy Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms) is an independent exploration and production company focused on the acquisition, exploration, and development of unconventional oil and natural gas resources primarily in the Eagle Ford Shale in South Texas. As of March 31, 2012, the Company had accumulated acreage in the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas.  In addition, the Company has properties located in the Haynesville Shale in north central Louisiana, which is primarily a natural gas play, and an undeveloped acreage position in Northern Montana, which the Company believes may be prospective for the Heath, Three Forks and Bakken Shales.  The principal markets for the Company’s products are the sale of such products at the wellhead or by transporting production to purchasers’ purchase points.

The Company was formed in August 2011 to acquire, explore and develop unconventional oil and natural gas assets.  On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share and received net proceeds of approximately $203.3 million in cash (net of estimated expenses and underwriting discounts and commissions).

On December 19, 2011, the Company entered into a contribution, conveyance and assumption agreement whereby Sanchez Energy Partners I, LP (“SEP I”) contributed to the Company 100% of the limited liability company interests in SEP Holdings III, LLC (“SEP Holdings III”), which owns interests in unconventional oil and natural gas assets consisting of undeveloped leasehold, proved oil and natural gas reserves and related equipment and other assets (the “SEP I Assets”) in exchange for approximately 22.1 million shares of the Company’s common stock and $50.0 million in cash.  The acquisition of oil and natural gas properties from SEP I was a transaction among entities under common control and accordingly, the Company recorded the assets and liabilities acquired at their historical carrying values and has presented the historical operations of the SEP I Assets on a retrospective basis for all prior periods presented in its financial statements.  In addition, the $50.0 million payment was reflected as a distribution to SEP I in the financial statements. As a result of this transaction, SEP I became the Company’s largest stockholder.

The Company also entered into a contribution agreement whereby it acquired 100% of the limited liability company interests Marquis LLC, which owned unevaluated properties in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas (the “Marquis Assets”) in exchange for 909,091 shares of the Company’s common stock, valued at $20.0 million, and approximately $89.0 million in cash, subject to adjustment, from the proceeds of the IPO. The acquisition was accounted for as a purchase of assets and recorded at cost at the acquisition date.

On December 19, 2011, the Company entered into a services agreement and other related agreements with Sanchez Oil & Gas Corporation (“SOG”) pursuant to which SOG (directly or through its subsidiaries) agreed to provide the Company with the services and data that the Company believes are necessary to manage, operate and grow its business, and the Company agreed to reimburse SOG for all direct and indirect costs incurred on its behalf.

Note 2.   Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and were prepared from the Company’s records.  The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company derived the condensed consolidated balance sheet as of December 31, 2011 from the audited financial statements filed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”).  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP.  These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the 2011 Annual Report, which contains a summary of the Company’s significant accounting policies and other disclosures.  In the opinion of management, these financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results to be expected for the full year.

As of March 31, 2012, the Company’s significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company’s consolidated financial statements contained in its 2011 Annual Report.

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The acquisition of oil and natural gas properties from SEP I was a transaction among entities under common control and accordingly, the Company recorded the assets and liabilities acquired at their historical carrying values and has presented the historical accounts of the SEP I Assets on a retrospective basis for all prior periods presented in the consolidated financial statements.

For periods prior to December 19, 2011, the consolidated financial statements were prepared on a “carve-out” basis from SEP I’s accounts and reflect the historical accounts directly attributable to the SEP I Assets together with allocations of costs and expenses. The financial statements for periods prior to December 19, 2011 may not be indicative of future performance and may not reflect what their results of operations, financial position, and cash flows would have been had the SEP I Assets been operated as an independent company.

SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I’s oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG’s general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for the periods prior to December 19, 2011. On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described below (Note 7).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Note 3.  Oil and Natural Gas Properties

The Company’s oil and natural gas properties are accounted for using the full cost method of accounting.  All direct costs and certain indirect costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Once evaluated, these costs, as well as the estimated costs to retire the assets, are included in the amortization base and amortized to expense using the units-of-production method.  Amortization is calculated based on estimated proved oil and natural gas reserves.  Proceeds from the sale or disposition of oil and natural gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between capitalized costs and the estimated quantity of proved reserves.

Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation.  The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes.  In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials.  Price is held

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

constant over the life of the reserves.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the three month periods ended March 31, 2012 or 2011.

Note 4.  Derivative Instruments

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

Under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”, all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company will net derivative assets and liabilities for counterparties where it has a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  The Company has elected not to designate its current derivative contracts as hedges.  Therefore, changes in the fair value of these instruments are recognized in earnings and included as realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.

As of March 31, 2012, the Company had oil put spreads covering anticipated future production as follows:

		Put	Put
Contract Period	Barrels	Purchased	Sold
April 1, 2012 - June 30, 2012	91,000	$90.00	$70.00
July 1, 2012 - December 31, 2012 (1)	184,000	$90.00	n/a
July 1, 2012 - December 31, 2012	230,000	$100.00	$80.00
January 1, 2013 - December 31, 2013	365,000	$95.00	$75.00

(1) In March 2012, the Company modified its existing put spread transaction by re-purchasing the $70 per barrel put for the period from July through December 2012.

The Company deferred the payment of premiums associated with certain of its oil and gas derivative instruments totaling approximately $1.1 million at March 31, 2012 and classified the $1.1 million as derivative premium liabilities. These premiums will be paid to the counterparty with each monthly settlement (August 2012 to January 2013).  In addition, derivative premium liabilities at March 31, 2012 included $1.9 million for premiums associated with certain of the Company’s oil and gas derivative instruments which were paid in April 2012.  Total derivative premium liabilities were approximately $3.0 million as of March 31, 2012.

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “fair value of derivative instruments” on the condensed consolidated balance sheets.  The following information summarizes the fair value of derivative instruments as of March 31, 2012 and December 31, 2011 (in thousands):

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31,	December 31,
	2012	2011
Current asset	$2,004	$1,461
Long-term asset	1,560	—
Total fair value at period end	$3,564	$1,461

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations as “Realized and unrealized losses on derivative instruments”.  Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts.  Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change.  The following summarizes the Company’s realized and unrealized losses on derivative instruments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Realized losses on derivative instruments	$(445)	$—
Unrealized losses on derivative instruments	(588)	—
Total realized and unrealized losses on derivative instruments	$(1,033)	$—

Note 5.   Fair Value of Financial Instruments

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The valuation models used to value derivatives associated with the Company’s oil and natural gas production are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Although third party quotes are utilized to assess the reasonableness of the prices and valuation techniques, there is not sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 (in thousands):

	March 31, 2012
	Active
	Market for
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value

LTIP (1)	$—	$3,970	$—	$3,970
Oil Put Spread Contracts	—	—	3,564	3,564
Total	$—	$3,970	$3,564	$7,534

(1) See Note 10 for further discussion on stock-based compensation expenses for certain grants accounted for under ASC 505-50.

The Company’s oil put spread contracts are accounted for at fair value on a recurring basis.  The net fair value at March 31, 2012 and December 31, 2011 of $3.6 million and $1.5 million, respectively, were classified as Level 3.  The fair values of derivative instruments are based on a third-party pricing model which utilizes inputs that include (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are compared to the values provided by the counterparty for reasonableness. Derivative instruments are subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Company’s oil put spread contracts.

The following table sets forth a reconciliation of changes in the fair value of the Company’s oil put spreads classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2012	2011
Beginning balance	$1,461	$—
Realized and unrealized losses included in earnings	(1,033)	—
Purchase of derivative premiums	2,952
Buy out of derivative contracts	184	—
Ending balance	$3,564	$—
Change in unrealized loss included in earnings related to derivatives still held as of March 31, 2012 and 2011	$870	$—

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value on a Non-Recurring Basis

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis.  As it relates to the Company, the statement applies to the initial recognition of asset retirement obligations for which fair value is used.

The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments.  As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3.  A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 6.

Note 6.   Asset Retirement Obligations

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

The changes in the asset retirement obligation for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Abandonment liability as of January 1,	$83	$60
Liabilities incurred during period	22	3
Accretion expense	2	1
Revision of estimate	—	—
Abandonment liability as of March 31,	$107	$64

Note 7.   Related Party Transactions

SOG, headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates.  The Company refers to SOG, SEP I, and their affiliates (but excluding the Company) collectively as the “Sanchez Group.”  Members of the Sanchez Group control the majority of the voting power of the Company’s outstanding common stock.

Services and Other Agreements

The Company does not have any employees.  On December 19, 2011 it entered into a services agreement with SOG pursuant to which specified employees of SOG provide certain services with respect to the Company’s business under the direction, supervision and control of SOG. Pursuant to this arrangement, SOG performs centralized corporate functions for the Company, such as general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals. The Company compensates SOG for the provision of services at a price equal to SOG’s cost of providing such services, including all direct costs and indirect administrative and overhead costs (including the allocable portion of salary, bonus, incentive compensation and other amounts paid to persons that provide the services on SOG’s behalf) allocated in accordance with SOG’s regular and consistent accounting practices, including for any such costs arising from amounts paid directly by other members of the Sanchez Group on SOG’s behalf or borrowed by SOG from other members of the Sanchez Group, in each case in connection with the

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

performance by SOG of services on the Company’s behalf. The Company also reimburses SOG for sales, use or other taxes, or other fees or assessments imposed by law in connection with the provision of services to the Company (other than income, franchise or margin taxes measured by SOG’s net income or margin and other than any gross receipts or other privilege taxes imposed on SOG) and for any costs and expenses arising from or related to the engagement or retention of third party service providers.

The initial term of the services agreement is five years. The term will automatically extend for additional 12-month periods unless either party provides 180 days written notice otherwise prior to the expiration of the applicable 12-month period. Either party may terminate the agreement at any time upon 180 days written notice.

In connection with the services agreement, SOG also entered into a licensing agreement with the Company pursuant to which it granted to the Company a license to the unrestricted proprietary seismic, geological and geophysical information related to the Company’s properties owned by SOG, and all such information related to the Company’s properties not otherwise licensed to the Company will be interpreted and used by SOG for the Company’s benefit under the services agreement. In addition, SOG entered into a contract operating agreement with the Company under which SOG agreed to develop, manage and operate the Company’s properties or engage a responsible unaffiliated industry operator and joint owner for such development, management and operation.  No costs, fees or other expenses are payable by the Company under these agreements. The licensing agreement and contract operating agreement will terminate concurrently with the termination or expiration of the services agreement.

Prior to entering into the services agreement, SOG incurred general and administrative expenses that were allocated to the Company primarily based on the ratio of capital expenditures between the entities to which SOG provided services and the SEP I Assets.  Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs.  Beginning December 19, 2011, the costs were allocated to the Company according to the terms of the services agreement.  Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staffs on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company.    Expenses allocated to the Company for general and administrative expenses for the three months ended March 31, 2012 and 2011 (in thousands) are as follows:

	Three Months Ended March 31,
	2012	2011
Administrative fees	$1,118	$1,306
Third-party expenses	1,166	67
Total included in general and administrative expenses	$2,284	$1,373

As of March 31, 2012, the Company had a payable to SOG of $4.9 million and a payable to SEP I of $0.4 million which are reflected as “Accounts payable — related entities” in the accompanying condensed consolidated balance sheets. These amounts consist primarily of obligations for general and administrative costs and operating expenses for the Company’s oil and natural gas properties operated by SOG.

Note 8.  Accrued Liabilities

The following information summarizes accrued liabilities as of March 31, 2012 and December 31, 2011 (in thousands):

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	March 31,	December 31,
	2012	2011
Capital expenditures	$5,049	$249
General and administrative costs	539	170
Production taxes	125	55
Ad valorem taxes	41	5
Lease operating expenses	226	46
	$5,980	$525

Note 9.   Stockholders’ Equity

Common Stock Offering - On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share.  The Company received net proceeds of approximately $203.3 million from the sale of the shares of common stock (net of estimated expenses and underwriting discounts and commissions).

Earnings (Loss) Per Share - Shares issued to SEP I in exchange for the SEP I Assets have been retroactively reflected as outstanding for all periods presented. The shares of common stock issued in exchange for the Marquis Assets as well as the shares issued in the IPO were considered outstanding since the date of these transactions.

The Company’s restricted shares of common stock (see Note 10) are participating securities under ASC 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock.  However, in accordance with ASC 260, securities are deemed to not be participating in losses if there is no obligation to fund such losses.  Since the Company reported a net loss for the three months ended March 31, 2012, the outstanding restricted stock awards were not deemed to be participating securities for this period.  Accordingly, basic loss per common share for the three months ended March 31, 2012 was determined by dividing net loss for this period by the weighted average number of common shares outstanding.  For purposes of this calculation, the weighted average number of common shares outstanding includes: (i) the 22,090,909 shares issued for the SEP I Assets, (ii) the 909,091 shares issued for the Marquis Assets and (iii) the 10,000,000 shares issued in the IPO.  Since the Company incurred a loss for the period ended March 31, 2012, restricted shares had no dilutive effect and, therefore, were not included in the weighted average number of common shares outstanding and had no impact on diluted loss per share.

Note 10.   Stock-Based Compensation

On November 25, 2011, the Company’s board of directors approved the Sanchez Energy Corporation 2011 Long Term Incentive Plan (the “LTIP”).

The Company’s directors, officers and consultants as well as employees of the Sanchez Group are eligible to participate in the LTIP.  Awards to participants may be made in the form of restricted shares, phantom shares, share options, share appreciation rights and other stock-based awards.  The Company records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of ASC 718, “Compensation — Stock Compensation”.  Stock-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method. The fair value of restricted stock awards is based on the closing sales price of the Company’s common stock on the grant date.

Awards granted to employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company’s officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.”   For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date.  Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award.  Stock-based payments are measured based on the fair value of goods or services received or the equity instruments granted, whichever is more determinable.

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the first quarter of 2012, the Company issued 8,600 shares of restricted common stock pursuant to the LTIP to a director of the Company that vest in one year.  Pursuant to ASC 718, stock based compensation expense for this award was based on its grant date fair value of $17.57 per share and is being amortized over the one year vesting period.  For the three months ended March 31, 2012, the Company recorded non-cash compensation in its condensed consolidated statements of operations of approximately $38,000 associated with this award.  As of March 31, 2012, there was approximately $113,000 of unrecognized compensation costs related to this grant of restricted shares.

The Company also issued approximately 1.6 million shares of restricted common stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 1.1 million shares of restricted common stock vest equally over a two-year period and approximately 0.5 million shares of restricted common stock vest equally over a three-year period.  These awards had a weighted average grant date fair value of $17.58 per share.  However, pursuant to ASC 505-50, stock based compensation expense for these awards was based on the closing sales price of the Company’s common stock on March 31, 2012 of $22.45 per share.  For the three months ended March 31, 2012, the Company recorded non-cash compensation expense in its condensed consolidated statements of operations of approximately $3.9 million associated with these awards.  Compensation expense for these awards will be revalued at each period end until vested.  Based on the $22.45 per share closing price of the Company’s stock on March 31, 2012, there was approximately $31.1 million of unrecognized compensation costs related to these non-vested restricted shares.  The cost is expected to be recognized over an average period of approximately 2.3 years.

A summary of the status of the non-vested shares (in thousands) as of March 31, 2012 is presented below:

Number of
Non-Vested
Shares
Non-vested common stock at December 31, 2011	—
Granted	1,570
Forfeited	(3)
Non-vested common stock at March 31, 2012	1,567

As of March 31, 2012, approximately 2.4 million shares remain available for future issuance to participants.

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to dividends and voting rights. However, the unvested stock awards issued to the director of the Company and certain employees of SOG (including the Company’s officers) were not considered outstanding in the computation of basic earnings per share.

Note 11. Income Taxes

The SEP I Assets contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and does not directly pay federal income taxes.  Their taxable income or loss was allocated to the limited and general partners of SEP I.  With the transfer of the properties to the Company, the SEP I Assets’ operations are now subject to federal and state income taxes.

The Company’s estimated annual effective income tax rates are used to allocate expected annual income tax expense to interim periods. The rates are determined based on the ratio of estimated annual income tax expense to estimated annual income before income taxes by taxing jurisdiction, except for discrete items, which are significant, unusual or infrequent items for which income taxes are computed and recorded in the interim period in which the specific transaction occurs. The estimated annual effective income tax rates are applied to the year-to-date income before income taxes by taxing jurisdiction to determine the income tax expense allocated to the interim period. The Company updates its estimated annual effective income tax rate at the end of each quarterly period considering the geographic mix of income based on the tax jurisdictions in which the Company operates. Actual results that are different from the assumptions used in estimating the annual effective income tax rate will impact future income tax expense. The Company’s estimated annual effective income tax rate differs from the U.S. federal statutory corporate income tax rate of 35% due to the expectation that the Company will continue to provide a full valuation allowance against its deferred tax assets.

Sanchez Energy Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months
Ended March 31,
2012
Income tax expense at the federal statutory rate	$(1,066)
Valuation allowance	1,066
Net income tax provision	$—

At March 31, 2012, the Company had net operating loss carryforwards of $9.2 million which begin to expire in 2031.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore has established a full valuation allowance to reduce the net deferred tax asset to zero at March 31, 2012 and December 31, 2011.  The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At March 31, 2012, the Company had no material uncertain tax positions.

Note 12. Commitments and Contingencies

From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. It is the opinion of management and counsel that the outcome of any such lawsuits will not materially affect the financial position and operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing in Item 1 of this Quarterly Report on Form 10-Q and information contained in our 2011 Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material.  Some of the key factors which could cause actual results to vary from our expectations include: changes in oil and natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and in our 2011 Annual Report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Business Overview

We are an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the Eagle Ford Shale in South Texas.  As of March 31, 2012, we had accumulated approximately 92,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas.

Initial Public Offering

On December 19, 2011, we completed our IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share.  We received net proceeds of approximately $203.2 million from the sale of the shares of common stock (net of estimated expenses and underwriting discounts and commissions).  We paid $50 million of the net proceeds from the offering as partial consideration (together with our issuance to SEP I of approximately 22.1 million shares of our common stock) for the contribution by SEP I of the limited liability company interests in SEP Holdings III and approximately $89 million of the net proceeds as partial consideration (together with our issuance of 909,091 shares of our common stock) for the acquisition of the limited liability company interests in Marquis LLC.  SEP Holdings III and Marquis LLC each own interests in certain oil, natural gas and related assets.

Basis of Presentation

SEP I is under common control with us.  Because the SEP I Assets were acquired from an “entity under common control with us,” we recorded the SEP I Assets retrospectively at their historical carrying values, and no goodwill or other intangible assets were recognized.  We acquired the Marquis Assets from parties not under common control with us, and accordingly, the Marquis Assets have been included in our historical financial statements since December 19, 2011.  Likewise, our reserve and historical operations data for periods prior to December 19, 2011 provided in this Quarterly Report reflect the SEP I Assets.

Our historical financial statements as of and for the periods prior to December 19, 2011, the date SEP I contributed the SEP I Assets to us, were prepared on a “carve-out” basis from SEP I’s accounts.  As such, they reflect the historical accounts directly attributable to the SEP I Assets together with allocations of costs and expenses.

SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I’s oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG’s general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for the periods prior to December 19, 2011. On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described in Note 7 of the notes to the condensed consolidated financial statements.

Our Properties

Our Eagle Ford Shale acreage is comprised of approximately 9,400 net acres in Gonzales County, Texas, which we refer to as our Palmetto area, approximately 26,500 net acres in Zavala and Frio Counties, Texas, which we refer to as our Maverick area, and approximately 56,500 net acres in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties, South Texas, which we refer to as our Marquis area.  We own all rights and depths on the majority of our Eagle Ford Shale acreage. We believe this acreage to be prospective for other zones, including the Buda Limestone, Austin Chalk and Pearsall Shale formations that lie above and below the Eagle Ford Shale.  We are currently evaluating these other zones, which may present us with additional drilling locations. Several of our existing wells are either producing from or have logged pay in the Buda Limestone and the Austin Chalk formations.

In addition, we have approximately 1,000 net acres in the Haynesville Shale in Natchitoches Parish, Louisiana, which are operated by Chesapeake Energy Corporation. We do not currently anticipate spending any capital on our Haynesville acreage in the near future. The majority of our Haynesville leases extend through 2012 and 2013, giving us and our partners the option to accelerate drilling should natural gas prices increase. Finally, we have amassed approximately 82,000 net acres in northern Montana, which we believe may be prospective for the Heath, Three Forks and Bakken Shales.  Our lease terms are for five years with an option in 2013 to renew for another five years at $10 per acre, giving us time to allow the industry activity to develop the trend before we devote significant drilling capital to our acreage position.

Outlook

Beginning in the second half of 2008, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same period, North American natural gas supply was increasing as a result of the rise in domestic unconventional natural gas production. The combination of lower energy demand due to the economic slowdown and higher North American natural gas supply resulted in significant declines in oil, natural gas liquids (“NGL”) and natural gas prices. While oil and NGL prices started to steadily increase beginning in the second quarter of 2009, natural gas prices remained depressed, recently hitting a 10-year low, due to a continued increase in natural gas supply and weak offsetting demand growth. The outlook for a worldwide economic recovery in 2012 remains uncertain, and the timing of a recovery in worldwide demand for energy is difficult to predict. As a result, it is likely that commodity prices will continue to be volatile during 2012. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, the price of our common stock and our access to capital.

Significant factors that may impact future commodity prices include the political and economic developments currently impacting Iran, Egypt, Libya and the Middle East in general; the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to continue to manage oil supply through export quotas; the impact of sovereign debt issues in Europe; and overall North American oil and natural gas supply and demand fundamentals. Although we cannot predict the occurrence of events that will affect future commodity prices or the degree to which these prices will be affected, the prices for any oil, natural gas or NGLs that we produce will generally approximate market prices in the geographic region of the production.

As an oil and natural gas company, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. Our future growth will depend on our ability to continue to add estimated reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through acquisitions and development projects and improving the economics of producing oil and natural gas from our properties. We expect these acquisition opportunities may come from SEP I and its respective affiliates, as well as from unrelated third parties. Our ability to add estimated reserves through acquisitions and development projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Three Months Ended March 31,		2012 vs 2011
	2012	2011	$	%
Net Production:
Oil (mbo)	69.6	34.8	34.8	100%
Natural gas (mmcf)	89.3	34.5	54.8	159%
Total oil equivalent (mboe)	84.5	40.5	44.0	109%

Average Sales Price:
Oil ($ per bo)	$107.13	$90.40	$16.73	19%
Natural gas ($ per mcf)	$2.09	$4.05	$(1.96)	(48)%
Oil equivalent ($ per boe)	$90.48	$81.03	$9.45	12%

REVENUES:
Oil sales	$7,461	$3,144	$4,317	137%
Natural gas sales	187	140	47	34%
Total revenues	$7,648	$3,284	$4,364	133%

Net Production. Our total production for the three months ended March 31, 2012 increased by 109% to approximately 84.5 mboe over the same period in 2011.  Approximately 86% of our 2012 production is from the Palmetto area with six wells producing during the period compared to four wells during the same quarter of 2011. In addition, 2012 first quarter production included 6.5 mboe in the Maverick area with four wells producing compared to two wells in the comparable 2011 period. In the first quarter of 2012, 82% of our production was oil and 18% was natural gas compared to 86% oil and 14% natural gas in the same period of 2011.

Average Sales Price. Our average realized oil price for the three months ended March 31, 2012 increased 19% to $107.13 per bo as compared to $90.40 per bo for the comparable 2011 period.  The average price realized for our natural gas production in the first quarter of 2012 was $2.09 per mcf, 48% lower than the average sales price in the first quarter of 2011 of $4.05 per mcf.

Revenues.  Oil and natural gas revenues totaled approximately $7.6 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. Oil sales revenue for the three months ended March 31, 2012 increased $4.3 million with $3.1 million attributable to the increase in production and $1.2 million due to the higher average sales price compared to the same period in 2011.  Natural gas sales revenue for the three months ended March 31, 2012 increased approximately 34% to $0.2 million.  The higher revenue from our increased production was largely offset by the impact of lower average realized prices compared to the first quarter of 2011.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

			Increase (Decrease)
	Three Months Ended March 31,		2012 vs 2011
	2012	2011	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$775	$306	$469	153%
Production and ad valorem taxes, net	394	177	217	123%
Depreciation, depletion, amortization and accretion:
Depreciation, depletion and amortization	2,242	860	1,382	161%
Accretion expense	2	1	1	100%
General and administrative	6,254	1,373	4,881	355%
Total operating costs and expenses	9,667	2,717	6,950	256%

Interest and other income	8	—	8	*
Realized and unrealized losses on derivative instruments	(1,033)	—	(1,033)	*
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased by $0.5 million to approximately $0.8 million for the three months ended March 31, 2012, as compared to $0.3 million for the same period in 2011. The increase in oil and natural gas production expenses in the first quarter of 2012 compared to the same period of 2011 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues sold at market prices or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $0.4 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in production and ad valorem taxes in the first quarter of 2012 compared to the same period in 2011 was due to both the significant increase in production volumes as well as an increase in realized prices over the comparable periods.

Depreciation, Depletion and Amortization.  Depletion, depreciation and amortization reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine depletion, depreciation and amortization expense. Our depletion, depreciation and amortization expenses increased from $0.9 million in the first quarter of 2011 to $2.2 million in the comparable 2012 period due primarily to increases in production.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses increased 355% to approximately $6.3 million for the three months ended March 31, 2012, as compared to the same period in 2011 due primarily to non-cash stock-based compensation of $4.0 million attributable to restricted stock granted in the first quarter of 2012.  G&A expense, excluding the stock-based compensation, totaled $2.3 million, an increase of 66% over the prior year first quarter. This increase was due to higher costs associated with the new public entity, consisting primarily of audit fees, legal expenses and insurance.

Commodity Derivative Transactions.  We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended March 31, 2012, we recognized a $0.6 million loss on our commodity derivative contracts related to change in fair value of our derivative contracts and a $0.4 million loss associated with settlements and/or expirations on our commodity derivative contracts. We had no derivative instruments during the first quarter of 2011.

Income tax expense.  The properties contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and does not directly pay federal income taxes.  Their taxable income or loss, which may vary substantially from the net income or net loss reported in the consolidated statements of operations, was allocated to the limited and general partners of SEP I.  With the transfer of the SEP I Assets to us, the SEP I Assets’ operations are now subject to federal and state income taxes.  At the date of acquisition, we estimated that the aggregate net tax basis of the SEP I Assets exceeded the aggregate net book basis by $24.9 million, resulting in a deferred tax asset of $8.7 million, which was fully offset by a valuation allowance.

Effective December 19, 2011, we began accounting for income taxes using the asset and liability method.  Deferred tax assets and liabilities arise from the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce the deferred tax asset to the amount more likely than not to be recovered.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to select and apply accounting policies that best provide the framework to report its results of operations and financial position.  The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements.  As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2012, our critical accounting policies were consistent with those discussed in our 2011 Annual Report.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Liquidity and Capital Resources

As of March 31, 2012, we had approximately $62.5 million in cash and no indebtedness.  We anticipate putting in place a new credit facility during 2012 to add to our liquidity and capital resources.  We expect to use our cash, our internally generated cash flow and borrowings under our anticipated new credit facility to fund our planned capital expenditures, and, in particular, our drilling, exploration and acquisition programs through December 2013.  The mid-point of our currently planned capital expenditure program for 2012 is $145 million, $135 million of which is anticipated to be used for the drilling and completion of 16.5 net wells with the remaining approximately $10 million to be spent on facilities, new leases and 3-D seismic.  Our strategy is to fund our ongoing capital programs with the cash from our recent IPO, the cash flow generated from operations and modest amounts of indebtedness.

Cash Flows

Our cash flows for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$6,921	$(640)
Net cash used in investing activities	$(7,464)	$(1,792)
Net cash provided by financing activities	$—	$2,432

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by (used in) operating activities was approximately $6.9 million for the three months ended March 31, 2012 compared to a use of cash of $0.1 million for the same period in 2011. The increase in net cash provided by operating activities for the first three months of 2012 was due primarily to higher revenue resulting from an increase in production as well as higher average oil prices for the current year compared to the same period in 2011.

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled approximately $7.5 million for the three months ended March 31, 2012 compared to $1.8 million for the same period in 2011.  The increase was due primarily to capital expenditures for leasehold and drilling activities that increased from $3.4 million in the first three months of 2011 to $7.3 million in the first three months of 2012.  Partially offsetting these costs were $1.6 million in proceeds from the sale of certain non-core undeveloped leases for the three months ended March 31, 2011.

Net Cash Provided by Financing Activities.  During the first quarter of 2012, we used our cash and internally generated cash flow to fund our activities and, as such, no net cash flows were provided by financing activities.  For the three months ended March 31, 2011, all of our financing activities were provided by capital contributions.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

At March 31, 2012, we did not have any material contractual obligations.

Non-GAAP Financial Measures

FASB Accounting Standards require use of the “two-class” method of computing earnings per share for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common share and participating security as if all earnings for the period had been distributed.  Unvested restricted stock awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Diluted per share amounts attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.  The two-class method was more dilutive, therefore, diluted per share amounts were not presented in the disclosures below.

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income in accordance with U.S. GAAP.  Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis.  It is also used to assess our ability to incur and service debt and fund capital expenditures.  We define Adjusted EBITDA as net income (loss):

Plus:

•                  Interest Expense, including realized and unrealized losses on interest rate derivative contracts;

•                  Income tax expense (benefit);

•                  Depletion, depreciation and amortization;

•                  Accretion of asset retirement obligations;

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

Our Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by or used in operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data).

	Three Months
	Ended March 31,
	2012	2011
Net income (loss)	$(3,044)	$567
Plus:
Unrealized loss on derivative instruments	588	—
Depreciation, depletion, amortization and accretion	2,244	861
Stock-based compensation	3,970	—
Less:
Interest income	(8)	—
Adjusted EBITDA	$3,750	$1,428

Net income (loss) per common share	$(0.09)	$0.03
Plus:
Unrealized loss on derivative instruments	0.02	—
Depreciation, depletion, amortization and accretion	0.07	0.03
Stock-based compensation	0.12	—
Less:
Interest income	—	—
Portion attributable to participating securities	(0.01)	—
Adjusted EBITDA per share	$0.11	$0.06

The following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA (in thousands).

	Three Months
	Ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$6,921	$(640)
Plus:
Net change in operating assets and liabilities	(3,163)	2,068
Less:
Interest income	(8)	—
Adjusted EBITDA	$3,750	$1,428

Net cash provided by (used in) operating activities per share	$0.21	$(0.03)
Plus:
Net change in operating assets and liabilities	(0.10)	0.09
Less:
Interest income	—	—
Portion attributable to participating securities	—	—
Adjusted EBITDA per share	$0.11	$0.06

Adjusted Net Income

We present Adjusted Net Income in addition to our reported net loss in accordance with GAAP. This information is provided because management believes exclusion of the impact of our unrealized derivatives not accounted for as cash flow hedges and stock-based compensation expense will help investors compare results between periods, identify operating trends that could otherwise be masked by these items and highlight the impact that commodity price volatility has on our results. We define Adjusted Net Income as net income (loss):

Plus:

•                  Unrealized losses on derivatives;

•                  Stock-based compensation expense; and

•                  Other non-recurring items that we deem appropriate.

Less:

•                  Unrealized gains on derivatives; and

•                  Other non-recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (in thousands, except per share data):

	Three Months
	Ended March 31,
	2012	2011
Net income (loss)	$(3,044)	$567
Plus:
Unrealized loss on derivative instruments	588	—
Stock-based compensation	3,970	—
Adjusted net income	$1,514	$567

Net income (loss) per common share	$(0.09)	$0.03
Plus:
Unrealized loss on derivative instruments	0.02	—
Stock-based compensation	0.12	—
Less:
Portion attributable to participating securities	(0.01)	—
Adjusted net income per share	$0.04	$0.03

Adjusted Net Income is not intended to represent cash flows for the period, nor is it presented as a substitute for net income (loss), operating income (loss), cash flows provided by or used in operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk, including the effects of adverse changes in commodity prices and, potentially, interest rates as described below.

The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.

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

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix or, through options, modify the future prices realized. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, we enter into option transactions, such as puts or put spreads, as a way to manage our exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never our intent to enter into derivative contracts for speculative trading purposes.

At March 31, 2012, we had a commodity derivative contract covering our anticipated future production as follows:

		Put	Put
Contract Period	Barrels	Purchased	Sold
April 1, 2012 - June 30, 2012	91,000	$90.00	$70.00
July 1, 2012 - December 31, 2012 (1)	184,000	$90.00	n/a
July 1, 2012 - December 31, 2012	230,000	$100.00	$80.00
January 1, 2013 - December 31, 2013	365,000	$95.00	$75.00

(1) In March 2012, the Company modified its existing put spread transaction by re-purchasing the $70 per barrel put for the period from July through December 2012.

At March 31, 2012, the fair value of our commodity derivative contract was an asset of approximately $3.6 million, of which $2.0 million settles during the next twelve months.  A 10% increase in the oil index price above the March 31, 2012 price would result in a decrease in the fair value of our commodity derivative contract of approximately $1.5 million; conversely, a 10% decrease in the oil index price would result in an increase of approximately $2.3 million.

Interest Rate Risk

We historically have not had any debt. If we incur significant debt in the future we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated pursuant to the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the first quarter of 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any governmental proceedings or contemplated to be brought against us.

Item 1A.  Risk Factors

Consider carefully the risk factor included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in our 2011 Annual Report, together with all of the other information included in this Form 10-Q; in the Company’s 2011 Annual Report; and in the Company’s other public filings, press releases, and public discussions with Company management.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements related to our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter in any year before the end of that five-year period, we would cease to be an emerging growth company as of the end of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions.  If some investors find our common stock less attractive as a result of any choices that we make to reduce our disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourself of this exemption from new or revised accounting standards and, therefore, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the Sales of Registered Securities. In December 2011, we completed our IPO of common stock pursuant to a Registration Statement on Form S-1, as amended (File No. 333-176613) that was declared effective on December 13, 2011. Under the registration statement, we registered the offering and sale of an aggregate of 11,500,000 shares of our common stock (which included 1,500,000 shares of our common stock to be issued pursuant to the exercise of the underwriters’ over-allotment option). The shares of common stock registered under the registration statement were sold at a price to the public of $22.00 per share. Johnson Rice & Company L.L.C. and Macquarie Capital (USA) Inc. acted as joint book-running managers for this offering and Johnson Rice & Company L.L.C. acted as representative of the underwriters. The offering commenced on December 2, 2011 and closed on December 19, 2011. As a result of the IPO, we raised a total of $220 million in gross proceeds, and approximately $203.3 million in net proceeds after deducting expenses and underwriting discounts and commissions of approximately $16.7 million.

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

Recent Sales of Unregistered Securities. In connection with the completion of the IPO, on December 19, 2011, we entered into a contribution, conveyance and assumption agreement with SEP I, pursuant to which SEP I contributed to us 100% of its limited liability company interests in SEP Holdings III in exchange for the cash payment of $50 million described above and 21,340,909 shares of our common stock. Pursuant to the terms of the contribution agreement, at the closing of the IPO, we withheld 750,000 shares from the total number of shares issuable to SEP I. The contribution agreement also provided that, to the extent that the underwriters in the IPO did not exercise their over-allotment option to purchase additional shares of common stock, we would issue one-half of the remainder of the shares subject to the over-allotment option (or up to 750,000 additional shares of common stock), if any, to SEP I.

On January 12, 2012, the over-allotment option expired unexercised and, pursuant to the terms of the contribution agreement as described above, we issued to SEP I 750,000 shares of common stock. The issuance was exempt from the registration requirements of the Securities Act by Section 4(2) thereof. The offering and sale of the common stock was made only to SEP I, which is an accredited investor, without advertising or general solicitation, and we restricted the transfer of the shares of common stock in accordance with the requirements of the Securities Act. As a result of this transaction, SEP I currently holds a total of 22,090,909 shares of common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Each exhibit identified below is filed as part of this report.

10.1*	—

Form of Restricted Stock Agreement for employees (filed as Exhibit 10.1 to the Company’s registration statement on Form S-8 (File. No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.2*	—	Form of Restricted Stock Agreement for non-employee directors (filed as Exhibit 10.2 to the

Company’s registration statement on Form S-8 (File. No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.3*	—

Form of Restricted Stock Agreement for Antonio R. Sanchez, III (filed as Exhibit 10.3 to the Company’s registration statement on Form S-8 (File. No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.4	—

Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Greg Colvin (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.5	—

Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Kirsten A. Hink (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

31.1(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

(a)           Filed herewith.

(b)           Furnished herewith.

*              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2012.

SANCHEZ ENERGY CORPORATION

By:	/s/ Michael G. Long
Michael G. Long
Senior Vice President and Chief Financial Officer