Form 10-Q/A
period 2012-03-31
Sanchez Energy Corp
filed 2012-06-07
CIK 1528837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-35372

Sanchez Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3090102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bagby Street, Suite 1600 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Sanchez Energy Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 14, 2012, is to furnish the interactive data files as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q for the period ended March 31, 2012, other than the furnishing of Exhibit 101. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits

EXHIBIT INDEX

Each exhibit identified below is filed or furnished as part of this report.

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

31.1(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(c)		XBRL Instance Document.

101.SCH(c)		XBRL Taxonomy Extension Schema Document.

101.CAL(c)		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(c)		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(c)		XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE(c)		XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q on May 14, 2012, and incorporated herein by reference.
(b)	Furnished previously as an exhibit to the Company’s Quarterly Report on Form 10-Q on May 14, 2012, and incorporated herein by reference.
(c)	Furnished herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 7, 2012.

SANCHEZ ENERGY CORPORATION

By:	/s/ Michael G. Long
Michael G. Long
Senior Vice President and Chief Financial Officer