Form 10-Q
period 2012-06-30
Sanchez Energy Corp
filed 2012-08-14
CIK 1528837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-35372

Sanchez Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3090102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bagby Street, Suite 1800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 783-8000
(Registrant’s telephone number, including area code)

1111 Bagby Street, Suite 1600
Houston, Texas 77002

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of August 10, 2012: 33,498,650.

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the “JOBS Act”.  We will remain an “emerging growth company” for up to five years from the date of the completion of our initial public offering (the “IPO”), or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common equity that is held by non-affiliates  is $700 million or more as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Under this provision, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

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

Sanchez Energy Corporation

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART 1 — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$34,730	$63,041
Oil and natural gas receivables	2,183	1,193
Fair value of derivative instruments	5,716	1,461
Other current assets	495	327
Total current assets	43,124	66,022

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	135,809	126,201
Proved oil and natural gas properties	79,893	31,836
Total oil and natural gas properties	215,702	158,037
Less: Accumulated depreciation, depletion, amortization and impairment	(11,409)	(6,703)
Total oil and natural gas properties, net	204,293	151,334

Fair value of derivative instruments	1,653	—

Total assets	$249,070	$217,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - related entities	$10,293	$1,606
Accrued liabilities	17,007	526
Derivative premium liabilities	1,127	—
Total current liabilities	28,427	2,132
Asset retirement obligation	229	83
Total liabilities	28,656	2,215

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 150,000,000 shares authorized; 33,498,650 and 33,000,000 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	335	330
Additional paid-in capital	239,074	215,115
Accumulated deficit	(18,995)	(304)
Total stockholders’ equity	220,414	215,141

Total liabilities and stockholders’ equity	$249,070	$217,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Oil sales	$6,089	$3,656	$13,550	$6,800
Natural gas sales	232	236	419	376
Total revenues	6,321	3,892	13,969	7,176

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	630	462	1,405	768
Production and ad valorem taxes	562	217	956	394
Depreciation, depletion and amortization	2,464	1,101	4,706	1,961
Accretion expense	3	1	5	2
General and administrative (inclusive of stock-based compensation expense of $19,994 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $23,964 and $0 for the six months ended June 30, 2012 and 2011, respectively)	22,353	1,151	28,607	2,524
Total operating costs and expenses	26,012	2,932	35,679	5,649

Operating income (loss)	(19,691)	960	(21,710)	1,527

Other income (expense):
Interest and other income	11	—	19	—
Realized and unrealized gains (losses) on derivative instruments	4,033	(201)	3,000	(201)

Net income (loss)	$(15,647)	$759	$(18,691)	$1,326

Net income (loss) per share - basic and diluted	$(0.47)	$0.03	$(0.57)	$0.06

Weighted average shares outstanding used in computing net income (loss) per share - basic and diluted	33,000	22,091	33,000	22,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2011	33,000	$330	$215,115	$(304)	$215,141
Restricted stock awards, net of forfeitures and cancellations	499	5	(5)	—	—
Stock-based compensation	—	—	23,964	—	23,964
Net loss	—	—	—	(18,691)	(18,691)
BALANCE, June 30, 2012	33,499	$335	$239,074	$(18,995)	$220,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,691)	$1,326
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,706	1,961
Accretion expense	5	2
Stock-based compensation	23,964	—
Unrealized (gain) loss on derivative instruments	(3,698)	201
Changes in operating assets and liabilities:
Accounts receivable	(762)	484
Other current assets	(168)	—
Price risk management activities, net	698	—
Accounts payable - related entities	8,687	(5)
Accrued liabilities	760	—
Net cash provided by operating activities	15,501	3,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(41,803)	(10,171)
Proceeds from sale of oil and natural gas properties	—	1,598
Purchase and settlement on derivative contracts	(2,009)	—
Net cash used in investing activities	(43,812)	(8,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net investment by parent	—	4,604
Net cash provided by financing activities	—	4,604
Decrease in cash and cash equivalents	(28,311)	—
Cash and cash equivalents, beginning of period	63,041	—
Cash and cash equivalents, end of period	$34,730	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$141	$4
Change in accrued capital expenditures	15,721	1,214
Deferred premium liability	1,127	1,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.      Organization

Sanchez Energy Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms) is an independent exploration and production company focused on the acquisition, exploration, and development of unconventional oil and natural gas resources primarily in the Eagle Ford Shale in South Texas. As of June 30, 2012, the Company had accumulated acreage in the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas.  In addition, the Company has properties located in the Haynesville Shale in north central Louisiana, which is primarily a natural gas play, and an undeveloped acreage position in Northern Montana, which the Company believes may be prospective for the Heath, Three Forks and Bakken Shales.  The principal markets for the Company’s products are the sale of such products at the wellhead or by transporting production to purchasers’ purchase points.

The Company was formed in August 2011 to acquire, explore and develop unconventional oil and natural gas assets.  On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share and received net proceeds of approximately $203.3 million in cash (net of expenses and underwriting discounts and commissions).

In connection with its IPO, on December 19, 2011, the Company entered into a contribution, conveyance and assumption agreement whereby Sanchez Energy Partners I, LP (“SEP I”) contributed to the Company 100% of the limited liability company interests in SEP Holdings III, LLC (“SEP Holdings III”), which owns interests in unconventional oil and natural gas assets consisting of undeveloped leasehold, proved oil and natural gas reserves and related equipment and other assets (the “SEP I Assets”) in exchange for approximately 22.1 million shares of the Company’s common stock and $50.0 million in cash.  The acquisition of oil and natural gas properties from SEP I was a transaction among entities under common control and, accordingly, the Company recorded the assets and liabilities acquired at their historical carrying values and presented the historical operations of the SEP I Assets on a retrospective basis for all prior periods presented in its financial statements.  In addition, the $50.0 million payment was reflected as a distribution to SEP I in the financial statements.

Also in connection with its IPO, the Company entered into a contribution agreement whereby it acquired 100% of the limited liability company interests of Marquis LLC, which owns unevaluated properties in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas (the “Marquis Assets”) in exchange for 909,091 shares of the Company’s common stock, valued at $20.0 million, and approximately $89.0 million in cash from the proceeds of the IPO. The acquisition was accounted for as a purchase of assets and recorded at cost at the acquisition date.

Also in connection with its IPO, on December 19, 2011, the Company entered into a services agreement and other related agreements with Sanchez Oil & Gas Corporation (“SOG”) pursuant to which SOG (directly or through its subsidiaries) agreed to provide the Company with the services and data that the Company believes are necessary to manage, operate and grow its business, and the Company agreed to reimburse SOG for all direct and indirect costs incurred on its behalf.

On June 19, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of the Company’s common stock that SEP I owned to the partners of SEP I (the “Distribution”).  The 21,839,706 shares of common stock distributed to SEP I’s partners constitute 65.2% of the issued and outstanding shares of the Company’s common stock.  The Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of the Company’s common stock distributed.

Note 2.      Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and were prepared from the Company’s records.  The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Company derived the condensed consolidated balance sheet as of December 31, 2011 from the audited financial statements filed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”).  Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP.  These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the 2011 Annual Report, which contains a summary of the Company’s significant accounting policies and other disclosures.  In the opinion of management, these financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results to be expected for the entire year.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2012, the Company’s significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company’s consolidated financial statements contained in its 2011 Annual Report.

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

SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I’s oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG’s general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for periods prior to December 19, 2011. On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described below (Note 7).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

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

Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation.  The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes.  In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials.  Price is held constant over the life of the reserves.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the three and six month periods ended June 30, 2012 or 2011.

Investments in unproved properties and major development projects are capitalized and excluded from the amortization base until proved reserves associated with the projects can be determined or until impairment occurs.  Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool subject to periodic amortization.  The Company assesses the carrying value of its unproved properties that are not subject to amortization for impairment periodically.  If the results of an assessment indicate that the properties are impaired, the amount of the asset impaired is added to the full cost pool subject to both periodic amortization and the ceiling test.

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

Under Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company will net derivative assets and liabilities for counterparties where it has a legal right of offset.  Changes in the derivatives’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  The Company has elected not to designate its current derivative contracts as hedges.  Therefore, changes in the fair value of these instruments are recognized in earnings and included as realized and unrealized gains (losses) on derivative instruments in the condensed consolidated statements of operations.

As of June 30, 2012, the Company had oil put spreads covering anticipated future production as follows:

		Put	Put
Contract Period	Barrels	Purchased	Sold
July 1, 2012 - December 31, 2012 (1)	184,000	$90.00	n/a
July 1, 2012 - December 31, 2012	230,000	$100.00	$80.00
January 1, 2013 - December 31, 2013	365,000	$95.00	$75.00

(1) In March 2012, the Company modified its existing put spread transaction by re-purchasing the $70 per barrel put for the period from July through December 2012.

The Company deferred the payment of premiums associated with certain of its oil and gas derivative instruments totaling approximately $1.1 million at June 30, 2012. These premiums will be paid to the counterparty with each monthly settlement (August 2012 to January 2013).

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the condensed consolidated balance sheets.  The following information summarizes the fair value of derivative instruments as of June 30, 2012 and December 31, 2011 (in thousands):

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	June 30,	December 31,
	2012	2011
Current asset	$5,716	$1,461
Long-term asset	1,653	—
Total fair value at period end	$7,369	$1,461

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations as “Realized and unrealized gains (losses) on derivative instruments.”  Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts.  Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change.  The following summarizes the Company’s realized and unrealized gains (losses) on derivative instruments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized losses on derivative instruments	$(253)	$—	$(698)	$—
Unrealized gains (losses) on derivative instruments	4,286	(201)	3,698	(201)
Total realized and unrealized gains (losses) on derivative instruments	$4,033	$(201)	$3,000	$(201)

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Active
	Market for
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
LTIP (1)	$—	$(23,964)	$—	$(23,964)
Oil Put Spread Contracts	—	—	7,369	7,369
Total	$—	$(23,964)	$7,369	$(16,595)

(1) See Note 10 for further discussion on stock-based compensation expenses for certain grants accounted for under ASC 505-50 and 718.

	December 31, 2011
	Active
	Market for
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
Oil Put Spread Contracts	$—	$—	$1,461	$1,461
Total	$—	$—	$1,461	$1,461

The Company’s oil put spread contracts are accounted for at fair value on a recurring basis.  The net fair value at June 30, 2012 and December 31, 2011 of $7.4 million and $1.5 million, respectively, were classified as Level 3.  The fair values of derivative instruments are based on a third-party pricing model which utilizes inputs that include (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are compared to the values provided by the counterparty for reasonableness. Derivative instruments are subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally leads to corresponding changes in the fair value measurement of the Company’s oil put spread contracts.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth a reconciliation of changes in the fair value of the Company’s oil put spreads classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$3,564	$—	$1,461	$—
Realized and unrealized gains (losses) included in earnings	4,033	(201)	3,000	(201)
Settlements	(228)	—	(228)	—
Purchase of derivative contracts	—	1,941	2,952	1,941
Buy out of derivative contracts	—	—	184	—
Ending balance	$7,369	$1,740	$7,369	$1,740

Change in unrealized gains (losses) included in earnings related to derivatives still held as of June 30, 2012 and 2011	$4,387	$(201)	$3,517	$(201)

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

The changes in the asset retirement obligation for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
Abandonment liability as of January 1,	$83	$60
Liabilities incurred during period	141	4
Accretion expense	5	2
Abandonment liability as of June 30,	$229	$66

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Services and Other Agreements

The Company does not have any employees.  On December 19, 2011 it entered into a services agreement with SOG pursuant to which specified employees of SOG provide certain services with respect to the Company’s business under the direction, supervision and control of SOG. Pursuant to this arrangement, SOG performs centralized corporate functions for the Company, such as general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals. The Company compensates SOG for the services at a price equal to SOG’s cost of providing such services, including all direct costs and indirect administrative and overhead costs (including the allocable portion of salary, bonus, incentive compensation and other amounts paid to persons that provide the services on SOG’s behalf) allocated in accordance with SOG’s regular and consistent accounting practices, including for any such costs arising from amounts paid directly by other members of the Sanchez Group on SOG’s behalf or borrowed by SOG from other members of the Sanchez Group, in each case, in connection with the performance by SOG of services on the Company’s behalf. The Company also reimburses SOG for sales, use or other taxes, or other fees or assessments imposed by law in connection with the provision of services to the Company (other than income, franchise or margin taxes measured by SOG’s net income or margin and other than any gross receipts or other privilege taxes imposed on SOG) and for any costs and expenses arising from or related to the engagement or retention of third party service providers.

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

Prior to entering into the services agreement, SOG incurred general and administrative expenses that were allocated to the Company based on the ratio of capital expenditures between the entities to which SOG provided services and the SEP I Assets.  Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs.  Beginning December 19, 2011, the costs were allocated to the Company according to the terms of the services agreement.  Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staffs on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company.    Expenses allocated to the Company for general and administrative expenses for the three and six months ended June 30, 2012 and 2011 (in thousands) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administrative fees	$1,127	$1,135	$2,245	$2,441
Third-party expenses	1,232	16	2,398	83
Total included in general and administrative expenses	$2,359	$1,151	$4,643	$2,524

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2012, the Company had a payable to SOG of $9.8 million and a payable to SEP I of $0.5 million which are reflected as “Accounts payable — related entities” in the condensed consolidated balance sheets.  These amounts consist primarily of obligations for general and administrative costs and operating expenses for the Company’s oil and natural gas properties operated by SOG.

Note 8.                   Accrued Liabilities

The following information summarizes accrued liabilities as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Capital expenditures	$15,970	$249
General and administrative costs	398	170
Production taxes	93	56
Ad valorem taxes	314	5
Lease operating expenses	232	46
Total accrued liabilities	$17,007	$526

Note 9.                   Stockholders’ Equity

Common Stock Offering - On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share.  The Company received net proceeds of approximately $203.3 million from the sale of the shares of common stock (net of expenses and underwriting discounts and commissions).

Earnings (Loss) Per Share — Shares issued to SEP I in exchange for the SEP I Assets have been retroactively reflected as outstanding for all periods presented. The shares of common stock issued in exchange for the Marquis Assets as well as the shares issued in the IPO were considered outstanding since the date of these transactions.

The two-class method of computing net earnings (loss) per share is required for those entities that have participating securities.  The two-class method is an earnings allocation formula that determines net earnings (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s restricted shares of common stock (see Note 10) are participating securities under ASC 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock.  Participating securities do not have a contractual obligation to share in the Company’s losses.  Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.  Diluted per share amounts attributable to common shareholders are calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the computation of basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(15,647)	$759	$(18,691)	$1,326
Less: net loss allocable to participating securities(1)(4)	—	—	—	—
Net income (loss) attributable to common shareholders	$(15,647)	$759	$(18,691)	$1,326

Weighted average number of shares used to calculate basic and diluted net income (loss) per share:
Weighted average number of unrestricted oustanding common shares used to calculate basic net earnings (loss) per share(2)	33,000	22,091	33,000	22,091
Dilutive shares (3)(4)	—	—	—	—
Denominator for diluted earnings (loss) per common share	33,000	22,091	33,000	22,091

Net earnings (loss) per common share:
Basic	$(0.47)	$0.03	$(0.57)	$0.06
Diluted	$(0.47)	$0.03	$(0.57)	$0.06

(1) For the three and six months ended June 30, 2012, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(2) For purposes of this calculation, the weighted average number of unrestricted outstanding common shares includes: (i) the 22,090,909 shares issued for the SEP I Assets, (ii) the 909,091 shares issued for the Marquis Assets and (iii) the 10,000,000 shares issued in the IPO for the three and six months ended June 30, 2012.

(3) The three and six months ended June 30, 2012 exclude 495,665 and 588,276 respectively, of weighted average anti-dilutive restricted stock from the calculation of the denominator for diluted earnings per common share.

(4) The Company had no outstanding stock awards prior to its initial grants in January 2012.

Note 10.            Stock-Based Compensation

At the Annual Meeting of Stockholders of the Company held on May 23, 2012, the Company’s stockholders approved the Sanchez Energy Corporation Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The Company’s Board of Directors (the “Board”) had previously approved the amendment of the Sanchez Energy Corporation 2011 Long Term Incentive Plan on April 16, 2012, subject to stockholder approval.

The LTIP provides for the award of stock options, stock appreciation rights, restricted stock, phantom stock, other stock-based awards or stock awards, or any combination thereof.  Any director or consultant of the Company or any employee of the Company, a subsidiary of the Company or a Sanchez Group Member (as defined in the LTIP) is eligible to participate in the LTIP. The LTIP provides that the number of shares of the Company’s common stock available for incentive awards is 15% of the issued and outstanding shares of common stock.

The Company records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.”  Stock-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method. The fair value of restricted stock awards is based on the closing sales price of the Company’s common stock on the grant date.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

the service completion date.  Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award.  Stock-based payments are measured based on the fair value of goods or services received or the equity instruments granted, whichever is more determinable.

During the six months ended June 30, 2012, the Company issued 17,200 shares of restricted common stock pursuant to the LTIP to two directors of the Company that vest one year from the date of grant.  Pursuant to ASC 718, stock based compensation expense for these awards was based on their grant date fair value of $17.57 and $23.91 per share, respectively, and is being amortized over the one year vesting period.

The Company also issued approximately 1.6 million shares of restricted common stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 1.1 million shares of restricted common stock were to vest equally over a two-year period and approximately 0.5 million shares of restricted common stock vest equally over a three-year period.  On June 15, 2012, at the recommendation of the Company’s President and Chief Executive Officer and with the consent of the recipients of these awards, the 1.1 million shares of restricted common stock that were to vest equally over a two-year period were rescinded and cancelled by the Board.  All other grants previously made to employees of SOG were not modified or cancelled as a result of the rescissions.

For the restricted stock awards granted to non-employees not rescinded and cancelled, stock-based compensation expense is based on fair value remeasured at each reporting period and recognized over the vesting period using the straight-line method.  Compensation expense for these awards will be revalued at each period end until vested.

For the restricted stock awards granted to non-employees that were rescinded and cancelled, stock-based compensation expense was based on the fair value at the date of cancellation, and all of the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense.  At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share.

The Company recognized the following stock-based compensation expense (in thousands) for the periods indicated which is reflected as general and administrative expense in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Restricted stock awards, directors	$45	$—	$93	$—
Restricted stock awards, non-employees	728	—	1,563	—
Restricted stock awards, cancelled	19,221	—	22,308	—
Total stock-based compensation expense	$19,994	$—	$23,964	$—

Based on the $20.80 per share closing price of the Company’s stock on June 30, 2012, there was approximately $8.7 million of unrecognized compensation cost related to these non-vested restricted shares outstanding.  The cost is expected to be recognized over an average period of approximately 2.5 years.

A summary of the status of the non-vested shares as of June 30, 2012 is presented below:

Number of
Non-Vested
Shares
Non-vested common stock at December 31, 2011	—
Granted	1,602,700
Cancelled	(1,100,000)
Forfeited	(4,050)
Non-vested common stock at June 30, 2012	498,650

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2012, approximately 4.5 million shares remain available for future issuance to participants.

Note 11.    Income Taxes

The SEP I Assets contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and is a disregarded entity for federal income tax purposes.  SEP I’s taxable income or loss was allocated to the limited and general partners of SEP I.  With the transfer of the properties to the Company, the SEP I Assets’ operations are now subject to federal and state income taxes.

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

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2012	2012

Income tax benefit	$(5,476)	$(6,542)
Rescission of restricted stock	7,808	7,808
Valuation allowance	(2,332)	(1,266)
Net income tax provision	$—	$—

At June 30, 2012, the Company had estimated net operating loss carryforwards of $37.5 million which begin to expire in 2031.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore has established a full valuation allowance to reduce the net deferred tax asset to zero at June 30, 2012 and December 31, 2011.  The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At June 30, 2012, the Company had no material uncertain tax positions.

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

Business Overview

We are an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the Eagle Ford Shale in South Texas.  As of June 30, 2012, we had accumulated approximately 95,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas.

Initial Public Offering

On December 19, 2011, we completed our IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share.  We received net proceeds of approximately $203.3 million from the sale of the shares of common stock (net of expenses and underwriting discounts and commissions).  We paid $50 million of the net proceeds from the offering as partial consideration (together with our issuance to SEP I of approximately 22.1 million shares of our common stock) for the contribution by SEP I of the limited liability company interests in SEP Holdings III and approximately $89 million of the net proceeds as partial consideration (together with our issuance of 909,091 shares of our common stock) for the acquisition of the limited liability company interests in Marquis LLC.   SEP Holdings III and Marquis LLC each own interests in certain oil, natural gas and related assets.

Distribution

On June 19, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of our common stock that SEP I owned to the partners of SEP I.  The 21,839,706 shares of common stock distributed to SEP I’s partners constitute 65.2% of the issued and outstanding shares of our common stock.  The Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of our common stock distributed.

Basis of Presentation

Prior to the Distribution, SEP I was under common control with us.  Because the SEP I Assets were acquired from an “entity under common control with us,” we recorded the SEP I Assets retrospectively at their historical carrying values, and no goodwill or other intangible assets were recognized.  We acquired the Marquis Assets from parties not under common control with us, and accordingly, the Marquis Assets have been included in our historical financial statements since December 19, 2011.  Likewise, our reserve and historical operations data for periods prior to December 19, 2011 provided in this Quarterly Report on Form 10-Q reflect the SEP I Assets.

Our historical financial statements as of and for the periods prior to December 19, 2011, the date SEP I contributed the SEP I Assets to us, were prepared on a “carve-out” basis from SEP I’s accounts.  As such, they reflect the historical accounts directly attributable to the SEP I Assets together with allocations of costs and expenses.

SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I’s oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG’s general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for periods prior to December 19, 2011.  On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described in Note 7 of the notes to the condensed consolidated financial statements.

Our Properties

Our Eagle Ford Shale acreage is comprised of approximately 9,500 net acres in Gonzales County, Texas, which we refer to as our Palmetto area, approximately 28,500 net acres in Zavala and Frio Counties, Texas, which we refer to as our Maverick area, and approximately 57,100 net acres in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties, South Texas, which we refer to as our Marquis area.  We own all rights and depths on the majority of our Eagle Ford Shale acreage. We believe this acreage to be prospective for other zones, including the Buda Limestone, Austin Chalk and Pearsall Shale formations that lie above and below the Eagle Ford Shale.  We are currently evaluating these other zones, which may present us with additional drilling locations. Several of our existing wells are either producing from or have logged pay in the Buda Limestone and the Austin Chalk formations.

In addition, we have approximately 1,000 net acres in the Haynesville Shale in Natchitoches Parish, Louisiana. We do not currently anticipate spending any capital on our Haynesville acreage in the near future. The majority of our Haynesville leases extend through 2012 and 2013, giving us and our partners the option to accelerate drilling should natural gas prices increase. Finally, we have amassed approximately 82,000 net acres in northern Montana, which we believe may be prospective for the Heath, Three Forks and Bakken Shales.  Our lease terms are for five years with an option in 2013 to renew for another five years at $10 per acre, giving us time to allow the industry activity to develop the trend before we devote significant drilling capital to our acreage position.

Outlook

Beginning in the second half of 2008, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same period, North American natural gas supply was increasing as a result of the rise in domestic unconventional natural gas production. The combination of lower energy demand due to the economic slowdown and higher North American natural gas supply resulted in significant declines in oil, natural gas liquids (“NGL”) and natural gas prices. While oil and NGL prices started to steadily increase beginning in the second quarter of 2009, natural gas prices remained depressed, recently hitting a 10-year low, due to a continued increase in natural gas supply and weak offsetting demand growth. The outlook for a worldwide economic recovery in 2012 remains uncertain, and the timing of a recovery in worldwide demand for energy is difficult to predict. As a result, it is likely that commodity prices will continue to be volatile during the remainder of 2012. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, the price of our common stock and our access to capital.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Three Months Ended June 30,		2012 vs 2011
	2012	2011	$	%
Net Production:
Oil (mbo)	61.6	37.0	24.6	66%
Natural gas (mmcf)	99.9	46.1	53.8	117%
Total oil equivalent (mboe)	78.2	44.7	33.5	75%

Average Sales Price:
Oil ($ per bo)	$98.90	$98.84	$0.06	0%
Natural gas ($ per mcf)	$2.32	$5.11	$(2.79)	-55%
Oil equivalent ($ per boe)	$80.82	$87.11	$(6.29)	-7%

REVENUES:
Oil sales	$6,089	$3,656	$2,433	67%
Natural gas sales	232	236	(4)	-2%
Total revenues	$6,321	$3,892	$2,429	62%

Net Production. Our total production for the three months ended June 30, 2012 increased by 75% to approximately 78.2 mboe over the same period in 2011.  Approximately 82% of our 2012 production is from the Palmetto area with ten wells producing during the period compared to four wells during the same period of 2011. In addition, 2012 second quarter production included 10.6 mboe in the Maverick area with five wells producing compared to two wells in the comparable 2011 period.  In the second quarter of 2012, 79% of our production was oil and 21% was natural gas compared to 83% oil and 17% natural gas in the same period of 2011.

Average Sales Price. Our average realized oil price for the three months ended June 30, 2012 was $98.90 per bo, comparable to the same period in 2011.  The average price realized for our natural gas production in the second quarter of 2012 was $2.32 per mcf, 55% lower than the average sales price in the second quarter of 2011 of $5.11 per mcf.

Revenues.  Oil and natural gas revenues totaled approximately $6.3 million and $3.9 million for the three months ended June 30, 2012 and 2011, respectively. Oil sales revenue for the three months ended June 30, 2012 increased $2.4 million, due primarily to the increase in production compared to the same period in 2011.  Natural gas sales revenue for the three months ended June 30, 2012 was comparable to the same period in 2011 at $0.2 million.  The impact of our increased production was more than offset by the impact of lower average realized prices compared to the second quarter of 2011.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

			Increase (Decrease)
	Three Months Ended June 30,		2012 vs 2011
	2012	2011	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$630	$462	$168	36%
Production and ad valorem taxes	562	217	345	159%
Depreciation, depletion and amortization	2,464	1,101	1,363	124%
Accretion expense	3	1	2	*
General and administrative (inclusive of stock-based compensation expense of $19,994 and $0 for the three months ended June 30, 2012 and 2011, respectively)	22,353	1,151	21,202
Total operating costs and expenses	26,012	2,932	23,080	*

Interest and other income	11	—	11	*
Realized and unrealized gains (losses) on derivative instruments	4,033	(201)	4,234	*
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 36% to approximately $0.6 million for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in oil and natural gas production expenses in the second quarter of 2012 compared to the same period of 2011 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues sold at market prices or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $0.6 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. The increase in production and ad valorem taxes in the second quarter of 2012 compared to the same period in 2011 was due to the significant increase in production volumes.

Depreciation, Depletion and Amortization.  Depletion, depreciation and amortization reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine depletion, depreciation and amortization expense. Our depletion, depreciation and amortization expenses increased from $1.1 million in the second quarter of 2011 to $2.5 million in the comparable 2012 period due primarily to increases in production.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock-based compensation, totaled $22.4 million for the three months ended June 30, 2012 compared to $1.2 million for the same period in 2011.  Excluding the stock-based compensation in the second quarter of 2012, G&A expenses were $2.4 million, an increase of 105% over the prior year second quarter.  This increase was due to higher costs associated with the new public entity, consisting primarily of audit fees, legal expenses and insurance.  For the three months ended June 30, 2012, we recorded non-cash stock-based compensation expense of approximately $20.0 million.  The expense was due primarily to the rescission and cancellation of 1.1 million shares of restricted stock during the second quarter of 2012.  For the restricted stock awards granted to non-employees that were rescinded and cancelled, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense.  At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share, resulting in $20.0 million in stock-based compensation expense for the three months ended June 30, 2012.

Commodity Derivative Transactions.  We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended June 30, 2012, we recognized a $4.3 million unrealized gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $0.3 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the three months ended June 30, 2011, we recognized a $0.2 million unrealized loss related to the change in fair value of our derivative contracts.  Because our outstanding contracts at June 30, 2011 related to 2012 production, no settlements were recognized in the prior year period.

Income Tax Expense.   The properties contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and is a disregarded entity for federal income tax purposes.  Their taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, was allocated to the limited and general partners of SEP I.  With the transfer of the SEP I Assets to us, the SEP I Assets’ operations are now subject to federal and state income taxes.  At the date of acquisition, we estimated that the aggregate net tax basis of the SEP I Assets exceeded the aggregate net book basis by $24.9 million, resulting in a deferred tax asset of $8.7 million, which was fully offset by a valuation allowance.

Effective December 19, 2011, we began accounting for income taxes using the asset and liability method.  Deferred tax assets and liabilities arise from the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce the deferred tax asset to the amount more likely than not to be recovered.  We believe that after considering all the available evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, we are not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore we have established a full valuation allowance to reduce the net deferred tax asset to zero at June 30, 2012 and December 31, 2011.  We will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Six Months Ended June 30,		2012 vs 2011
	2012	2011	$	%
Net Production:
Oil (mbo)	131.2	71.8	59.4	83%
Natural gas (mmcf)	189.2	80.6	108.6	135%
Total oil equivalent (mboe)	162.7	85.2	77.5	91%

Average Sales Price:
Oil ($ per bo)	$103.27	$94.75	$8.52	9%
Natural gas ($ per mcf)	$2.21	$4.66	$(2.45)	-53%
Oil equivalent ($ per boe)	$85.83	$84.22	$1.61	2%

REVENUES:
Oil sales	$13,550	$6,800	$6,750	99%
Natural gas sales	419	376	43	11%
Total revenues	$13,969	$7,176	$6,793	95%

Net Production. Our total production for the six months ended June 30, 2012 increased by 91% to approximately 162.7 mboe over the same period in 2011.  Approximately 84% of our 2012 production is from the Palmetto area with ten wells producing during the period compared to four wells during the same period of 2011. In addition, production for the six months ended June 30, 2012 included 17.2 mboe in the Maverick area with five wells producing compared to two wells in the comparable 2011 period.  In the first six months of 2012, 81% of our production was oil and 19% was natural gas compared to 84% oil and 16% natural gas in the same period of 2011.

Average Sales Price. Our average realized oil price for the six months ended June 30, 2012 increased 9% to $103.27 per bo as compared to $94.75 per bo for the comparable 2011 period.  The average price realized for our natural gas production for the six months ended June 30, 2012 was $2.21 per mcf, 53% lower than the average sales price in the first six months of 2011 of $4.66 per mcf.

Revenues.  Oil and natural gas revenues totaled approximately $14.0 million and $7.2 million for the six months ended June 30, 2012 and 2011, respectively. Oil sales revenue for the six months ended June 30, 2012 increased 99% with $5.6 million attributable to the increase in production and $1.1 million due to the higher average sales price compared to the same period in 2011.  Natural gas sales revenue for the six months ended June 30, 2012 increased approximately 11% with the higher revenue from our increased production largely offset by the impact of lower average realized prices compared to the first six months of 2011.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

			Increase (Decrease)
	Six Months Ended June 30,		2012 vs 2011
	2012	2011	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$1,405	$768	$637	83%
Production and ad valorem taxes	956	394	562	143%
Depreciation, depletion and amortization	4,706	1,961	2,745	140%
Accretion expense	5	2	3	*
General and administrative (inclusive of stock-based compensation expense of $23,964 and $0 for the six months ended June 30, 2012 and 2011, respectively)	28,607	2,524	26,083	*
Total operating costs and expenses	35,679	5,649	30,030	*

Interest and other income	19	—	19	*
Realized and unrealized gains (losses) on derivative instruments	3,000	(201)	3,201	*
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.   Our oil and natural gas production expenses increased by $0.6 million to approximately $1.4 million for the six months ended June 30, 2012, as compared to $0.8 million for the same period in 2011. The increase in oil and natural gas production expenses in the first six months of 2012 compared to the same period of 2011 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes totaled $1.0 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. The increase in production and ad valorem taxes in the first six months of 2012 compared to the same period in 2011 was due to the significant increase in production volumes.

Depreciation, Depletion and Amortization.  Our depletion, depreciation and amortization expenses increased from $2.0 million for the six months ended June 30, 2011 to $4.7 million in the comparable 2012 period due primarily to increases in production.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock-based compensation, totaled $28.6 million for the six months ended June 30, 2012 compared to $2.5 million for the same period in 2011.  G&A expenses, excluding stock-based compensation, totaled $4.6 million, an increase of 84% over the prior year comparable period.  This increase was due to higher costs associated with the new public entity, consisting primarily of audit fees, legal expenses and insurance.  For the six months ended June 30, 2012, we recorded a non-cash stock-based compensation expense of approximately $24.0 million.  The expense was due primarily to the rescission and cancellation of 1.1 million shares of restricted stock during the second quarter of 2012.  For the restricted stock awards granted to non-employees that were rescinded and cancelled, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense.  At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share, resulting in stock-based compensation expense of $24.0 million for the six months ended June 30, 2012.

Commodity Derivative Transactions.  During the six months ended June 30, 2012, we recognized a $3.7 million unrealized gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $0.7 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the six months ended June 30, 2011, we recognized a $0.2 million unrealized loss related to the change in fair value of our derivative contracts.  Because our outstanding contracts at June 30, 2011 related to 2012 production, no settlements were recognized in the prior year period.

Income Tax Expense.   For a discussion of our income tax expense, see “- Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 — Costs and Operating Expenses — Income Tax Expense.”

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires our management to select and apply accounting policies that best provide the framework to report our results of operations and financial position.  The selection and application of those policies requires our management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements.  As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of June 30, 2012, our critical accounting policies were consistent with those discussed in our 2011 Annual Report.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $34.7 million in cash and no indebtedness.  We anticipate putting in place a new credit facility during the third quarter of 2012 to add to our liquidity and capital resources.  We expect to use our cash, our internally generated cash flow and borrowings under our anticipated new credit facility to fund our planned capital expenditures, and, in particular, our drilling, exploration and acquisition programs through December 2012.  The mid-point of our currently planned capital expenditure program for 2012 is approximately $145 million, $135 million of which is anticipated to be used for the drilling and completion of 17.5 net wells with the remaining approximately $10 million to be spent on facilities, new leases and 3-D seismic.

Cash Flows

Our cash flows for the six months ended June 30, 2012 and 2011(in thousands) are as follows:

	Six Months Ended June 30,
	2012	2011
Cash Flow Data:
Net cash provided by operating activities	$15,501	$3,969
Net cash used in investing activities	$(43,812)	$(8,573)
Net cash provided by financing activities	$—	$4,604

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was approximately $15.5 million for the six months ended June 30, 2012 compared to $4.0 million for the same period in 2011. The increase in net cash provided by operating activities for the first six months of 2012 was due primarily to higher revenue resulting from an increase in production as well as higher average oil prices for the current year compared to the same period in 2011.

Net Cash Provided by (Used in) Investing Activities.  Net cash flows used in investing activities totaled approximately $43.8 million for the six months ended June 30, 2012 compared to $8.6 million for the same period in 2011.  The increase was due primarily to capital expenditures for leasehold and drilling activities that increased from $10.2 million in the first six months of 2011 to $41.8 million in the first six months of 2012.  For the six months ended June 30, 2012, we also paid $2.0 million for premiums on our derivative contracts.  For the six months ended June 30, 2011, capital expenditures were partially offset by $1.6 million in proceeds from the sale of certain non-core undeveloped leases.

Net Cash Provided by (Used in) Financing Activities.  During the second quarter of 2012, we used our cash and internally generated cash flow to fund our activities and, as such, no net cash flows were provided by financing activities.  For the six months ended June 30, 2011, all of our financing activities were provided by capital contributions.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

At June 30, 2012, we did not have any material contractual obligations.

Non-GAAP Financial Measures

FASB Accounting Standards require use of the “two-class” method of computing earnings per share for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common share and participating security as if all earnings for the period had been distributed.  Unvested restricted stock awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Diluted per share amounts attributable to common shareholders is calculated under both the two-class method and the treasury stock method and the more dilutive of the two calculations is presented.  The two-class method was more dilutive for the periods presented, therefore, diluted per share amounts are not presented in the disclosures below.

Adjusted EBITDA

We present Adjusted EBITDA in addition to our reported net income (loss) in accordance with U.S. GAAP.  Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis.  It is also used to assess our ability to incur and service debt and fund capital expenditures.  We define Adjusted EBITDA as net income (loss):

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(15,647)	$759	$(18,691)	$1,326
Plus:
Unrealized (gain) loss on derivative instruments	(4,286)	201	(3,698)	201
Depreciation, depletion, amortization and accretion	2,467	1,102	4,711	1,963
Stock-based compensation	19,994	—	23,964	—
Less:
Interest income	(11)	—	(19)	—

Adjusted EBITDA	2,517	2,062	6,267	3,490
Adjusted EBITDA allocated to participating securities	102	—	260	—
Adjusted EBITDA available to common stockholders	$2,415	$2,062	$6,007	$3,490

Adjusted EBITDA per share - basic and diluted:
Unrestricted common stockholders	$0.07	$0.09	$0.18	$0.16
Participating securities	$0.07	$—	$0.18	$—

Weighted average number of shares outstanding:
Unrestricted outstanding common shares	33,000	22,091	33,000	22,091
Participating securities	1,400	—	1,428	—
	34,400	22,091	34,428	22,091

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net cash provided by operating activities	$8,580	$4,609	$15,501	$3,969
Plus:
Net change in operating assets and liabilities	(6,052)	(2,547)	(9,215)	(479)
Less:
Interest income	(11)	—	(19)	—
Adjusted EBITDA	$2,517	$2,062	$6,267	$3,490

Adjusted Net Income

We present Adjusted Net Income in addition to our reported net income (loss) in accordance with U.S. GAAP. This information is provided because management believes exclusion of the impact of our unrealized derivatives not accounted for as cash flow hedges and stock-based compensation expense will help investors compare results between periods, identify operating trends that could otherwise be masked by these items and highlight the impact that commodity price volatility has on our results. We define Adjusted Net Income as net income (loss):

Plus:

•                  Unrealized losses on derivatives;

•                  Stock-based compensation expense; and

•                  Other non-recurring items that we deem appropriate.

Less:

•                  Unrealized gains on derivatives; and

•                  Other non-recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(15,647)	$759	$(18,691)	$1,326
Plus:
Unrealized (gain) loss on derivative instruments	(4,286)	201	(3,698)	201
Stock-based compensation	19,994	—	23,964	—
Adjusted net income	61	960	1,575	1,527
Adjusted net income allocated to participating securities	3	—	65	—
Adjusted net income available to common stockholders	$58	$960	$1,510	$1,527

Adjusted net income per share - basic and diluted:
Unrestricted common stockholders	$—	$0.04	$0.05	$0.07
Participating securities	$—	$—	$0.05	$—

Weighted average number of shares outstanding:
Unrestricted outstanding common shares	33,000	22,091	33,000	22,091
Participating securities	1,400	—	1,428	—
	34,400	22,091	34,428	22,091

Adjusted Net Income is not intended to represent cash flows for the period, nor is it presented as a substitute for net income (loss), operating income (loss), cash flows provided by or used in operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

To reduce the impact of fluctuations in oil and natural gas prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. In addition, we enter into option transactions, such as puts or put spreads, as a way to manage our exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations.  It is never our intent to enter into derivative contracts for speculative trading purposes.

At June 30, 2012, we had oil put spreads covering our anticipated future production as follows:

		Put	Put
Contract Period	Barrels	Purchased	Sold
July 1, 2012 - December 31, 2012 (1)	184,000	$90.00	n/a
July 1, 2012 - December 31, 2012	230,000	$100.00	$80.00
January 1, 2013 - December 31, 2013	365,000	$95.00	$75.00

(1) In March 2012, the Company modified its existing put spread transaction by re-purchasing the $70 per barrel put for the period from July through December 2012.

At June 30, 2012, the fair value of our commodity derivative contract was an asset of approximately $7.4 million, of which $5.7 settles during the next twelve months.  A 10% increase in the oil index price above the June 30, 2012 price would result in a decrease in the fair value of our commodity derivative contract of approximately $2.8 million; conversely, a 10% decrease in the oil index price would result in an increase of approximately $3.0 million.

Interest Rate Risk

We historically have not had any debt. If we incur significant debt in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated pursuant to the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the second quarter of 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any governmental proceedings contemplated to be brought against us.

Item 1A.  Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2011 Annual Report and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2011 Annual Report; and in our other public filings, press releases, and public discussions with our management.

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

On January 12, 2012, the over-allotment option expired unexercised and, pursuant to the terms of the contribution agreement as described above, we issued to SEP I 750,000 shares of common stock. The issuance was exempt from the registration requirements of the Securities Act by Section 4(2) thereof. The offering and sale of the common stock was made only to SEP I, which is an accredited investor, without advertising or general solicitation, and we restricted the transfer of the shares of common stock in accordance with the requirements of the Securities Act. As a result of this transaction, SEP I held a total of 22,090,909 shares of common stock.  On June 19, 2012, SEP I distributed substantially all of the 22,090,909 shares of common stock that it owned to its partners.  This Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of common stock distributed.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Each exhibit identified below is filed or furnished as part of this report.

31.1(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema Document.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)                                 Filed herewith.

(b)                                 Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2012.

SANCHEZ ENERGY CORPORATION

By:	/s/ Michael G. Long
Michael G. Long
Senior Vice President and Chief Financial Officer