Form 10-Q
period 2012-09-30
Sanchez Energy Corp
filed 2012-11-13
CIK 1528837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-35372

Sanchez Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware	45-3090102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Bagby Street, Suite 1800 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of November 8, 2012: 33,531,900.

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

•            business strategies;

•            entry into our anticipated credit facilities;

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

Sanchez Energy Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART 1 — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$133,367	$63,041
Available-for-sale investments	11,583	—
Oil and natural gas receivables	4,327	1,193
Fair value of derivative instruments	3,348	1,461
Other current assets	541	327
Total current assets	153,166	66,022
Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	131,216	126,201
Proved oil and natural gas properties	139,031	31,836
Total oil and natural gas properties	270,247	158,037
Less: Accumulated depreciation, depletion, amortization and impairment	(15,985)	(6,703)
Total oil and natural gas properties, net	254,262	151,334

Fair value of derivative instruments	868	—

Total assets	$408,296	$217,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - related entities	$15,008	$1,606
Accrued liabilities	24,999	526
Derivative premium liabilities	563	—
Total current liabilities	40,570	2,132
Asset retirement obligation	297	83
Total liabilities	40,867	2,215

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 3,000,000 and zero shares of 4.875% Cumulative Perpetual Convertible Preferred Stock, Series A, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	30	—
Common stock ($0.01 par value, 150,000,000 shares authorized; 33,510,300 and 33,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	335	330
Additional paid-in capital	384,392	215,115
Accumulated deficit	(17,328)	(304)
Total stockholders’ equity	367,429	215,141

Total liabilities and stockholders’ equity	$408,296	$217,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Oil sales	$12,308	$2,633	$25,858	$9,433
Natural gas sales	185	61	604	437
Total revenues	12,493	2,694	26,462	9,870

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	610	440	2,015	1,208
Production and ad valorem taxes	613	157	1,569	551
Depreciation, depletion and amortization	4,576	800	9,282	2,761
Accretion	4	2	9	4
General and administrative (inclusive of stock-based compensation expense of $836 and $24,800, respectively, for the three and nine months ended September 30, 2012)	2,844	980	31,451	3,504

Total operating costs and expenses	8,647	2,379	44,326	8,028

Operating income (loss)	3,846	315	(17,864)	1,842

Other income (expense):
Interest and other income	12	—	31	—
Realized and unrealized gains (losses) on derivative instruments	(2,191)	1,759	809	1,558

Net income (loss)	1,667	2,074	(17,024)	3,400

Less:
Preferred stock dividends	(264)	—	(264)	—
Net income allocable to participating securities	(21)	—	—	—

Net income (loss) attributable to common stockholders	$1,382	$2,074	$(17,288)	$3,400

Net earnings (loss) per common share - basic and diluted	$0.04	$0.09	$(0.52)	$0.15

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted	33,000	22,091	33,000	22,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 (Unaudited)

(in thousands)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2011	—	$—	33,000	$330	$215,115	$(304)	$215,141

Issuance of preferred shares, net of offering costs of $5,488	3,000	30	—	—	144,482	—	144,512

Restricted stock awards, net of forfeitures and cancellations	—	—	510	5	(5)	—	—

Stock-based compensation	—	—	—	—	24,800	—	24,800

Net loss	—	—	—	—	—	(17,024)	(17,024)

BALANCE, September 30, 2012	3,000	$30	33,510	$335	$384,392	$(17,328)	$367,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,024)	$3,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	9,282	2,761
Asset retirement obligation accretion	9	4
Stock-based compensation	24,800	—
Unrealized gain on derivative instruments	(1,594)	(1,558)
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	1,337
Other current assets	(214)	—
Price risk management activities, net	1,771	—
Accounts payable - related entities	13,402	(3,746)
Accrued liabilities	1,266	—
Net cash provided by operating activities	28,584	2,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and natural gas properties	(88,798)	(12,515)
Proceeds from sale of oil and natural gas properties	—	1,598
Investment in available-for-sale securities	(11,583)	—
Purchase and settlement on derivative contracts	(2,389)	—
Net cash used in investing activities	(102,770)	(10,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock	150,000	—
Payments for offering costs	(5,488)	(439)
Net investment by parent	—	9,158
Net cash provided by financing activities	144,512	8,719

Increase in cash and cash equivalents	70,326	—
Cash and cash equivalents, beginning of period	63,041	—
Cash and cash equivalents, end of period	$133,367	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$205	$9
Change in accrued capital expenditures	23,207	2,151
Deferred premium liabilities	563	1,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.   Organization

Sanchez Energy Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms) is an independent exploration and production company focused on the acquisition, exploration, and development of unconventional oil and natural gas resources primarily in the Eagle Ford Shale in South Texas. As of September 30, 2012, the Company had accumulated acreage in the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas.  In addition, the Company has properties located in the Haynesville Shale in north central Louisiana, which is primarily a natural gas play, and an undeveloped acreage position in Northern Montana, which the Company believes may be prospective for the Heath, Three Forks and Bakken Shales.  The principal markets for the Company’s products are the sale of such products at the wellhead or by transporting production to purchasers’ purchase points.

The Company was formed in August 2011 to acquire, explore and develop unconventional oil and natural gas assets.  On December 19, 2011, the Company completed its initial public offering (“IPO”) of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share and received net proceeds of approximately $203.3 million in cash (net of expenses and underwriting discounts and commissions).

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

On June 19, 2012 and September 17, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of the Company’s common stock that SEP I owned to the partners of SEP I (the “Distribution”).  The 21,932,659 shares of common stock distributed to SEP I’s partners constituted 66.5% of the issued and outstanding shares of the Company’s common stock.  The Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of the Company’s common stock distributed.

On September 17, 2012, the Company completed a private placement of 3,000,000 shares of 4.875% Cumulative Perpetual Convertible Preferred Stock, Series A (the “Convertible Preferred Stock”), which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The private placement included 500,000 shares of Convertible Preferred Stock issued pursuant to the exercise of the initial purchasers’ option to cover over-allotments. The issue price of each share of the Convertible Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs payable by the Company of approximately $5.5 million.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2012, the Company’s significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company’s consolidated financial statements contained in its 2011 Annual Report.

Available-for-Sale Investments

At September 30, 2012, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its Convertible Preferred stock offering until the funds are needed for operating purposes. These investments are being accounted for as “available-for-sale” investments.  As a result, the investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations.  As of September 30, 2012, there were no gains or losses recorded in accumulated other comprehensive income due to the fact that the fair value of these investments approximated the costs paid for these securities.  The Company did not have similar type investments during prior periods.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation.  The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes.  In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials.  Price is held constant over the life of the reserves.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the three and nine month periods ended September 30, 2012 or 2011.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2012, the Company had oil derivative instruments covering anticipated future production as follows:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
October 1, 2012 - December 31, 2012 (1)	Put Spread	92,000	$90.00	n/a
October 1, 2012 - December 31, 2012	Put Spread	115,000	$100.00	$80.00
January 1, 2013 - December 31, 2013	Put Spread	365,000	$95.00	$75.00
January 1, 2013 - December 31, 2013	Swap	182,500	$97.10	n/a

(1) In March 2012, the Company modified its existing put spread transaction by re-purchasing the $70 per barrel put for the period from July through December 2012.

The Company deferred the payment of premiums associated with certain of its oil derivative instruments.  At September 30, 2012, the balance of deferred payments totaled approximately $0.6 million. These premiums will be paid to the counterparty with each monthly settlement.

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the condensed consolidated balance sheets.  The following information summarizes the fair value of derivative instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Current asset	$3,348	$1,461
Long-term asset	868	—

Total fair value at period end	$4,216	$1,461

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations as “Realized and unrealized gains (losses) on derivative instruments.”  Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts.  Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change.  The following summarizes the Company’s realized and unrealized gains (losses) on derivative instruments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Realized losses on derivative instruments	$(87)	$—	$(785)	$—
Unrealized gains (losses) on derivative instruments	(2,104)	1,759	1,594	1,558
Total realized and unrealized gains (losses) on derivative instruments	$(2,191)	$1,759	$809	$1,558

Note 5.         Fair Value of Financial Instruments

Measurements of fair value of derivative instruments are classified according to the fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value. Fair value is the price that would be received upon the sale of an asset or

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
LTIP (1)	$—	$(2,492)	$—	$(2,492)
Available-for-sale marketable securities	11,583	—	—	11,583
Oil derivative instruments	—	618	3,598	4,216
Total	$11,583	$(1,874)	$3,598	$13,307

(1) See Note 10 for further discussion on stock-based compensation expenses for certain grants accounted for under ASC 505-50 and 718.

	December 31, 2011
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Oil derivative instruments	$—	$—	$1,461	$1,461
Total	$—	$—	$1,461	$1,461

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company’s oil derivative instruments are accounted for at fair value on a recurring basis.  The net fair value at September 30, 2012 and December 31, 2011 of $4.2 million and $1.5 million, respectively, were classified as Level 3.  The fair values of derivative instruments are based on a third-party pricing model which utilizes inputs that include (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are compared to the values provided by the counterparty for reasonableness. Derivative instruments are subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s oil derivative instruments.

The following table sets forth a reconciliation of changes in the fair value of the Company’s oil derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$7,369	$1,740	$1,461	$—
Realized and unrealized gains (losses) included in earnings	(2,191)	1,759	809	1,558
Settlements	(962)	—	(1,190)	—
Purchase of derivative contracts	—	—	2,952	1,941
Buy out of derivative contracts	—	—	184	—
Ending balance	$4,216	$3,499	$4,216	$3,499

Change in unrealized gains (losses) included in earnings related to derivatives still held as of September 30, 2012 and 2011	$(1,994)	$1,759	$1,523	$1,558

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The changes in the asset retirement obligation for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
Abandonment liability as of January 1,	$83	$60
Liabilities incurred during period	205	9
Accretion expense	9	4
Abandonment liability as of September 30,	$297	$73

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

In connection with the services agreement, SOG also entered into a licensing agreement with the Company pursuant to which it granted to the Company a license to the unrestricted use of proprietary seismic, geological and geophysical information related to the Company’s properties owned by SOG, and all such information related to the Company’s properties not otherwise licensed to the Company will be interpreted and used by SOG for the Company’s benefit under the services agreement. In addition, SOG entered into a contract operating agreement with the Company under which SOG agreed to develop, manage and operate the Company’s properties or engage a responsible unaffiliated industry operator and joint owner for such development, management and operation.  No costs, fees or other expenses are payable by the Company under these agreements. The licensing agreement and contract operating agreement will terminate concurrently with the termination or expiration of the services agreement.

Prior to entering into the services agreement, SOG incurred general and administrative expenses that were allocated to the Company based on the ratio of capital expenditures between the entities to which SOG provided services and the SEP I Assets.  Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs.  Beginning December 19, 2011, the costs were allocated to the Company according to the terms of the services agreement.  Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staff on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company.  Expenses allocated to the Company for general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands) are as follows:

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Administrative fees	$1,341	$740	$3,586	$3,181
Third-party expenses	667	240	3,065	323
Total included in general and administrative expenses	$2,008	$980	$6,651	$3,504

As of September 30, 2012, the Company had a payable to SOG of $15.0 million which is reflected as “Accounts payable — related entities” in the condensed consolidated balance sheets.  This amount consists primarily of obligations for general and administrative costs and operating expenses for the Company’s oil and natural gas properties operated by SOG.

Note 8.         Accrued Liabilities

The following information summarizes accrued liabilities as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Capital expenditures	$23,456	$249
General and administrative costs	744	170
Production taxes	202	56
Ad valorem taxes	353	5
Lease operating expenses	244	46
Total accrued liabilities	$24,999	$526

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

Preferred Stock Offering - On September 17, 2012, the Company completed a private placement of 3,000,000 shares of Convertible Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The private placement included 500,000 shares of Convertible Preferred Stock issued pursuant to the exercise of the initial purchasers’ option to cover over-allotments. The issue price of each share of the Convertible Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs payable by the Company of approximately $5.5 million.

Pursuant to the Certificate of Designations for the Convertible Preferred Stock (the “Certificate of Designations”), each share of Convertible Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.3250 shares of common stock per share of Convertible Preferred Stock (which is equal to an initial conversion price of approximately $21.51 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 6,975,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Convertible Preferred Stock.

The annual dividend on each share of Convertible Preferred Stock is 4.875% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, commencing on January 1, 2013, when, as and if declared by the Company’s Board of Directors (the “Board”). No dividends were accrued or accumulated prior to September 17, 2012. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof.  As of September 30, 2012, cumulative, undeclared dividends on the Convertible Preferred Stock amounted to approximately $0.3 million.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Except as required by law or the Company’s Amended and Restated Certificate of Incorporation, holders of the Convertible Preferred Stock will have no voting rights unless dividends fall into arrears for six or more quarterly periods (whether or not consecutive). In that event and until such arrearage is paid in full, the holders will be entitled to elect two directors and the number of directors on the Company’s Board will increase by that same number.

At any time on or after October 5, 2017, the Company may at its option cause all outstanding shares of the Convertible Preferred Stock to be automatically converted into common stock at the then-prevailing conversion price, if, among other conditions, the closing sale price (as defined) of the Company’s common stock equals or exceeds 130% of the then-prevailing conversion price for a specified period prior to the conversion.

If a holder elects to convert shares of Convertible Preferred Stock upon the occurrence of certain specified fundamental changes, the Company will be obligated to deliver an additional number of shares above the applicable conversion rate to compensate the holder for lost option time value of the shares of Convertible Preferred Stock as a result of the fundamental change.

Earnings (Loss) Per Share — Shares issued to SEP I in exchange for the SEP I Assets have been retroactively reflected as outstanding for all periods presented. The shares of common stock issued in exchange for the Marquis Assets as well as the shares issued in the IPO were considered outstanding since the date of these transactions.

Basic net earnings (loss) per common share are computed using the two-class method.  The two-class method is required for those entities that have participating securities.  The two-class method is an earnings allocation formula that determines net earnings (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s restricted shares of common stock (see Note 10) are participating securities under ASC 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock.  Participating securities do not have a contractual obligation to share in the Company’s losses.  Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

Diluted net earnings (loss) per common share reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive.  They also reflect the effects of the potential conversion of the Convertible Preferred Stock using the if-converted method, if the effect is dilutive.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the computation of basic and diluted net earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$1,667	$2,074	$(17,024)	$3,400
Less:
Preferred stock dividends	(264)	—	(264)	—
Net income allocable to participating securities(1)(4)	(21)	—	—	—
Net income (loss) attributable to common stockholders	$1,382	$2,074	$(17,288)	$3,400

Weighted average number of unrestricted outstanding common shares used to calculate basic net earnings (loss) per share(2)	33,000	22,091	33,000	22,091
Dilutive shares (3)(4)	—	—	—	—
Denominator for diluted earnings (loss) per common share	33,000	22,091	33,000	22,091

Net earnings (loss) per common share - basic and diluted	$0.04	$0.09	$(0.52)	$0.15

(1) For the nine months ended September 30, 2012, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(2) For purposes of this calculation, the weighted average number of unrestricted outstanding common shares includes: (i) the 22,090,909 shares issued for the SEP I Assets, (ii) the 909,091 shares issued for the Marquis Assets and (iii) the 10,000,000 shares issued in the IPO for the three and nine months ended September 30, 2012.

(3) The three and nine months ended September 30, 2012 exclude 71,842 and 254,757 shares, respectively, of weighted average restricted stock and 996,429 and 330,931 shares, respectively, of common stock resulting from an assumed conversion of the Company’s Convertible Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(4) The Company had no outstanding stock awards prior to its initial grants in January 2012.

Note 10.  Stock-Based Compensation

At the Annual Meeting of Stockholders of the Company held on May 23, 2012, the Company’s stockholders approved the Sanchez Energy Corporation Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The Company’s Board had previously approved the amendment of the Sanchez Energy Corporation 2011 Long Term Incentive Plan on April 16, 2012, subject to stockholder approval.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

amortized over the vesting period of the stock-based award.  Stock-based payments are measured based on the fair value of goods or services received or the equity instruments granted, whichever is more determinable.

During the nine months ended September 30, 2012, the Company issued 17,200 shares of restricted common stock pursuant to the LTIP to two directors of the Company that vest one year from the date of grant.  Pursuant to ASC 718, stock based compensation expense for these awards was based on their grant date fair value of $17.57 and $23.91 per share and is being amortized over the one year vesting period.

The Company also issued approximately 1.6 million shares of restricted common stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 1.1 million shares of restricted common stock were to vest equally over a two-year period and approximately 0.5 million shares of restricted common stock vest in equal annual amounts over a three-year period.  On June 15, 2012, at the recommendation of the Company’s President and Chief Executive Officer and with the consent of the recipients of these awards, the 1.1 million shares of restricted common stock that were to vest equally over a two-year period were rescinded and cancelled by the Board.  All other grants previously made to employees of SOG were not modified or cancelled as a result of the rescissions.

For the restricted stock awards granted to non-employees that were not rescinded and cancelled, stock-based compensation expense is based on fair value remeasured at each reporting period and recognized over the vesting period using the straight-line method.  Compensation expense for these awards will be revalued at each period end until vested.

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

The Company recognized the following stock-based compensation expense (in thousands) for the periods indicated which is reflected as general and administrative expense in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Restricted stock awards, directors	$91	$—	$184	$—
Restricted stock awards, non-employees	745	—	2,308	—
Restricted stock awards, cancelled	—	—	22,308	—
Total stock-based compensation expense	$836	$—	$24,800	$—

Based on the $20.43 per share closing price of the Company’s common stock on September 30, 2012, there was approximately $7.9 million of unrecognized compensation cost related to these non-vested restricted shares outstanding.  The cost is expected to be recognized over an average period of approximately 2.3 years.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the non-vested shares as of September 30, 2012 is presented below:

Number of
Non-Vested
Shares
Non-vested common stock at December 31, 2011	—
Granted	1,622,200
Cancelled	(1,100,000)
Forfeited	(11,900)
Non-vested common stock at September 30, 2012	510,300

As of September 30, 2012, approximately 4.4 million shares remain available for future issuance to participants.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012

Income tax expense (benefit)	$584	$(5,958)
Rescission of restricted stock	—	7,808
Valuation allowance	(584)	(1,850)
Net income tax provision	$—	$—

At September 30, 2012, the Company had estimated net operating loss carryforwards of $76.3 million which begin to expire in 2031.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore has established a full valuation allowance to reduce the net deferred tax asset to zero at September 30, 2012 and December 31, 2011.  The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At September 30, 2012, the Company had no material uncertain tax positions.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Business Overview

We are an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the Eagle Ford Shale in South Texas.  As of September 30, 2012, we had accumulated approximately 95,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas.

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

Distribution

On June 19, 2012 and September 17, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of our common stock that SEP I owned to the partners of SEP I (the “Distribution”).  The 21,932,659 shares of common stock distributed to SEP I’s partners constituted 66.5% of the issued and outstanding shares of our common stock.  The Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of our common stock distributed.

Preferred Stock Offering

On September 17, 2012, we completed a private placement of 3,000,000 shares of Convertible Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The private placement included 500,000 shares of Convertible Preferred Stock issued pursuant to the exercise of the initial purchasers’ option to cover over-allotments.  The issue price of each share of the Convertible Preferred Stock was $50.00. We received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs payable by us of approximately $5.5 million.

Basis of Presentation

Prior to the Distribution, SEP I was under common control with us.  Because the SEP I Assets were acquired from an “entity under common control with us,” we recorded the SEP I Assets retrospectively at their historical carrying values, and no goodwill or other intangible assets were recognized.  We acquired the Marquis Assets from parties not under common control with us, and accordingly, the Marquis Assets were recorded at cost and have been included in our historical financial statements since December

19, 2011.  Likewise, our reserve and historical operations data for periods prior to December 19, 2011 provided in this Quarterly Report on Form 10-Q reflect the SEP I Assets.

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

In addition, we have approximately 1,000 net acres in the Haynesville Shale in Natchitoches Parish, Louisiana. We do not currently anticipate spending any capital on our Haynesville acreage in the near future. The majority of our Haynesville leases extend through 2013, giving us and our partners the option to accelerate drilling should natural gas prices increase. Finally, we have amassed approximately 82,000 net acres in northern Montana, which we believe may be prospective for the Heath, Three Forks and Bakken Shales.  Our lease terms are for five years with an option in 2013 to renew for another five years at $10 per acre, giving us time to allow the industry activity to develop the trend before we devote significant drilling capital to our acreage position.

Outlook

Beginning in the second half of 2008, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same period, North American natural gas supply was increasing as a result of the rise in domestic unconventional natural gas production. The combination of lower energy demand due to the economic slowdown and higher North American natural gas supply resulted in significant declines in oil, natural gas liquids (“NGL”) and natural gas prices. While oil and NGL prices started to steadily increase beginning in the second quarter of 2009, natural gas prices remained depressed, recently hitting a 10-year low, due to a continued increase in natural gas supply and weak offsetting demand growth. The outlook for a worldwide economic recovery in 2013 remains uncertain, and the timing of a recovery in worldwide demand for energy is difficult to predict. As a result, it is likely that commodity prices will continue to be volatile during the remainder of 2012 and 2013. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, the price of our common stock and our access to capital.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2012 vs 2011
	2012	2011	$	%
Net Production:
Oil (mbo)	122.3	30.4	91.9	302%
Natural gas (mmcf)	67.9	12.5	55.4	443%
Total oil equivalent (mboe)	133.7	32.5	101.2	311%

Average Sales Price:
Oil ($ per bo)(1)	$100.61	$86.55	$14.06	16%
Natural gas ($ per mcf)	$2.73	$4.89	$(2.16)	-44%
Oil equivalent ($ per boe)(1)	$93.48	$82.89	$10.59	13%

REVENUES:
Oil sales	$12,308	$2,633	$9,675	367%
Natural gas sales	185	61	124	203%
Total revenues	$12,493	$2,694	$9,799	364%

(1) Excludes the impact of oil derivative instruments.

Net Production. Our total production for the three months ended September 30, 2012 increased by 71% compared to the second quarter of 2012 and was 311% higher than the same period of 2011 due primarily to production from seven wells that had first sales in the third quarter of 2012.  Approximately 47% of our third quarter 2012 production is from the Palmetto area where we added one producing well during the period for a total of eleven wells producing during the period compared to five wells during the same period of 2011. In our Maverick area, we added production from six new wells for a total of nine producing wells during the third quarter of 2012 compared to three wells in the comparable 2011 period.  Approximately 32% of our third quarter production is from the Maverick area.  In our Marquis area, which accounted for approximately 19% of our third quarter production, we added two producing wells. These wells represented our first production from the Marquis area.  In the third quarter of 2012, 92% of our production was oil and 8% was natural gas compared to 94% oil and 6% natural gas in the same period of 2011.

Average Sales Price. Our average realized oil price for the three months ended September 30, 2012 was $100.61 per bo, which is 16% higher than the comparable period in 2011.  The average price realized for our natural gas production in the third quarter of 2012 was $2.73 per mcf, which is 44% lower than the average sales price in the third quarter of 2011 of $4.89 per mcf.

Revenues.  Oil and natural gas revenues totaled approximately $12.5 million and $2.7 million for the three months ended September 30, 2012 and 2011, respectively. Oil sales revenue for the three months ended September 30, 2012 increased $9.7 million, $8.0 million attributable to the increase in production and $1.7 million due to the higher average sales price compared to the same period in 2011.  Natural gas sales revenue for the three months ended September 30, 2012 increased compared to the same period in 2011, but the impact of our increased production was partially offset by the impact of lower average realized prices compared to the third quarter of 2011.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2012 vs 2011
	2012	2011	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$610	$440	$170	39%
Production and ad valorem taxes	613	157	456	290%
Depreciation, depletion and amortization	4,576	800	3,776	472%
Accretion	4	2	2	*
General and administrative (inclusive of stock-based compensation expense of $836 for the three months ended September 30, 2012)	2,844	980	1,864	190%
Total operating costs and expenses	8,647	2,379	6,268	263%

Interest and other income	12	—	12	*
Realized and unrealized gains (losses) on derivative instruments	(2,191)	1,759	(3,950)	-225%
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 39% to approximately $0.6 million for the three months ended September 30, 2012 as compared to $0.4 million for the same period in 2011. The increase in oil and natural gas production expenses in the third quarter of 2012 compared to the same period of 2011 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues sold at market prices or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $0.6 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase in production and ad valorem taxes in the third quarter of 2012 compared to the same period in 2011 was due to the significant increase in production volumes.

Depreciation, Depletion and Amortization.  Depletion, depreciation and amortization (“DD&A”) reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense. Our DD&A expense for the third quarter of 2012 increased approximately $3.8 million to $4.6 million ($34.24 per boe) from $0.8 million ($24.62 per boe) in the third quarter of 2011.  This increase in the depletion rate primarily resulted from a substantial increase in the basis of our oil and natural gas properties.  Higher production for the third quarter of 2012 as compared to the same period in 2011 resulted in a $2.5 million increase in expense and the change in the depletion rate resulted in a $1.3 million increase in expense.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock-based compensation expense, totaled $2.8 million for the three months ended September 30, 2012 compared to $1.0 million for the same period in 2011.  Excluding the stock-based compensation in the third quarter of 2012, G&A expenses were $2.0 million, an increase of 105% over the prior year third quarter.  This increase was due to higher costs associated with the new public entity, consisting primarily of legal expenses, investor relation costs and consulting services.  For the three months ended September 30, 2012, we recorded non-cash stock-based compensation expense of approximately $0.8 million.

Commodity Derivative Transactions.  We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended September 30, 2012, we recognized a $2.1 million unrealized loss on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $0.1 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the three months ended September 30, 2011, we recognized a $1.8 million unrealized gain related to the change in fair value of our derivative contracts.  Because our outstanding contracts at September 30, 2011 related to 2012 production, no settlements were recognized in the prior year period.

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

Effective December 19, 2011, we began accounting for income taxes using the asset and liability method.  Deferred tax assets and liabilities arise from the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when necessary to reduce the deferred tax asset to the amount more likely than not to be recovered.  We believe that after considering all the available evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, we are not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore we have established a full valuation allowance to reduce the net deferred tax asset to zero at September 30, 2012 and December 31, 2011.  We will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2012 vs 2011
	2012	2011	$	%
Net Production:
Oil (mbo)	253.5	102.2	151.3	148%
Natural gas (mmcf)	257.1	93.1	164.0	176%
Total oil equivalent (mboe)	296.4	117.7	178.7	152%

Average Sales Price:
Oil ($ per bo)(1)	$101.99	$92.31	$9.68	10%
Natural gas ($ per mcf)	$2.35	$4.69	$(2.34)	-50%
Oil equivalent ($ per boe)(1)	$89.28	$83.85	$5.43	6%

REVENUES:
Oil sales	$25,858	$9,433	$16,425	174%
Natural gas sales	604	437	167	38%
Total revenues	$26,462	$9,870	$16,592	168%

(1) Excludes the impact of oil derivative instruments.

Net Production. Since the third quarter of 2011, we have drilled and completed fourteen wells, resulting in an increase in production for the nine months ended September 30, 2012 of 152% compared to the same period in 2011.  Approximately 68% of our current year production is from the Palmetto area, where we added six producing wells since the prior year third quarter for a total of eleven wells producing during the nine months ended September 30, 2012 compared to five wells during the same period of 2011. In our Maverick area, we added production from six new wells for a total of nine producing wells during the nine months ended September 30, 2012 compared to three wells in the comparable 2011 period.  Approximately 20% of our production in the nine months ended September 30, 2012 is from the Maverick area.  In our Marquis area, which accounted for approximately 9% of our 2012 year-to-date production, we added two producing wells. These wells represented our first production from the Marquis area.  In the nine months ended September 30, 2012, 86% of our production was oil and 14% was natural gas compared to 87% oil and 13% natural gas in the same period of 2011.

Average Sales Price. Our average realized oil price for the nine months ended September 30, 2012 increased 10% to $101.99 per bo as compared to $92.31 per bo for the comparable 2011 period.  The average price realized for our natural gas production for the nine months ended September 30, 2012 was $2.35 per mcf, which is 50% lower than the average sales price in the comparable 2011 period of 2011 of $4.69 per mcf.

Revenues.  Oil and natural gas revenues totaled approximately $26.5 million and $9.9 million for the nine months ended September 30, 2012 and 2011, respectively. Oil sales revenue for the nine months ended September 30, 2012 increased 174% with $13.9 million attributable to the increase in production and $2.5 million due to the higher average sales price compared to the same period in 2011.  Natural gas sales revenue for the nine months ended September 30, 2012 increased approximately 38% with the higher revenue from our increased production partially offset by the impact of lower average realized prices compared to the nine months ended September 30, 2011.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2012 vs 2011
	2012	2011	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$2,015	$1,208	$807	67%
Production and ad valorem taxes	1,569	551	1,018	185%
Depreciation, depletion and amortization	9,282	2,761	6,521	236%
Accretion	9	4	5	*
General and administrative (inclusive of stock-based compensation expense of $24,800 for the nine months ended September 30, 2012)	31,451	3,504	27,947	798%
Total operating costs and expenses	44,326	8,028	36,298	452%

Interest and other income	31	—	31	*
Realized and unrealized gains on derivative instruments	809	1,558	(749)	-48%
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.   Our oil and natural gas production expenses increased by $0.8 million to approximately $2.0 million for the nine months ended September 30, 2012, as compared to $1.2 million for the same period in 2011. The increase in oil and natural gas production expenses in the nine months ended September 30, 2012 compared to the same period of 2011 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale.

Production and Ad Valorem Taxes.  Our production and ad valorem taxes totaled $1.6 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in production and ad valorem taxes in the nine months ended September 30, 2012 compared to the same period in 2011 was due to the significant increase in production volumes.

Depreciation, Depletion and Amortization.  Our DD&A expenses increased from $2.8 million ($23.46 per boe) for the nine months ended September 30, 2011 to $9.3 million ($31.31 per boe) in the comparable 2012 period.  This increase in the depletion rate primarily resulted from a substantial increase in the basis of our oil and natural gas properties.  Higher production for the nine months ended September 30, 2012 as compared to the same period in 2011 resulted in a $4.2 million increase in expense and the change in the depletion rate resulted in a $2.3 million increase in expense.

General and Administrative Expenses.  Our G&A expenses, including stock-based compensation, totaled $31.5 million for the nine months ended September 30, 2012 compared to $3.5 million for the same period in 2011.  G&A expenses, excluding stock-based compensation expense, totaled $6.7 million, an increase of 90% over the prior year comparable period.  This increase was due to higher costs associated with the new public entity, consisting primarily of audit fees, legal expenses, investor relation costs, consulting and insurance.  For the nine months ended September 30, 2012, we recorded a non-cash stock-based compensation expense of approximately $24.8 million.  The expense was due primarily to the rescission and cancellation of 1.1 million shares of restricted stock during the second quarter of 2012.  For the restricted stock awards granted to non-employees that were rescinded and cancelled, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense.  At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share.

Commodity Derivative Transactions.  During the nine months ended September 30, 2012, we recognized a $1.6 million unrealized gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $0.8 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the nine months ended September 30, 2011, we recognized a $1.6 million unrealized gain related to the change in fair value of our derivative contracts.

Because our outstanding contracts at September 30, 2011 related to 2012 production, no settlements were recognized in the prior year period.

Income Tax Expense.   For a discussion of our income tax expense, see “- Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 — Costs and Operating Expenses — Income Tax Expense.”

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

As of September 30, 2012, our critical accounting policies were consistent with those discussed in our 2011 Annual Report.

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

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $133.4 million in cash, $11.6 million invested in available-for-sale securities and no indebtedness.  We have largely completed the process of negotiating our new credit facilities and expect to complete that process during the fourth quarter of 2012.  Our current liquidity position gives us flexibility with respect to the timing of entering into these anticipated new credit facilities.  We expect to use our cash and securities, our internally generated cash flow and borrowings under our anticipated new credit facilities to fund our planned capital expenditures through the end of 2013.  At mid-year 2012, we established an eighteen month capital budget covering the period from July 2012 through December 2013 of approximately $495 million to drill 55 net wells plus approximately $35 million for facilities, new leases and seismic data.  We currently believe that this capital budget accurately reflects our future plans and that it can be funded utilizing our cash and securities on hand, expected cash flow from operations and borrowings under our anticipated new credit facilities, including anticipated increases in the borrowing bases of our anticipated new credit facilities, while maintaining a conservative capital structure.

Cash Flows

Our cash flows for the nine months ended September 30, 2012 and 2011(in thousands) are as follows:

	Nine Months Ended
	September 30,
	2012	2011
Cash Flow Data:
Net cash provided by operating activities	$28,584	$2,198
Net cash used in investing activities	$(102,770)	$(10,917)
Net cash provided by financing activities	$144,512	$8,719

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was approximately $28.6 million for the nine months ended September 30, 2012 compared to $2.2 million for the same period in 2011. The increase in net cash provided by operating activities for the nine months ended September 30, 2012 was due primarily to higher revenue resulting from an increase in production as well as higher average oil prices for the current year compared to the same period in 2011.

Net Cash Provided by (Used in) Investing Activities.  Net cash flows used in investing activities totaled approximately $102.8 million for the nine months ended September 30, 2012 compared to $10.9 million for the same period in 2011.  The increase was due primarily to capital expenditures for leasehold and drilling activities that increased from $12.5 million in the nine months ended September 30, 2011 to $88.8 million in the nine months ended September 30, 2012.  For the nine months ended September 30, 2012, we also paid $2.4 million for premiums on our derivative contracts and invested $11.6 million in available-for-sale securities.  For the nine months ended September 30, 2011, capital expenditures were partially offset by $1.6 million in proceeds from the sale of certain non-core undeveloped leases.

Net Cash Provided by (Used in) Financing Activities.  During the third quarter of 2012, we received net proceeds from the private placement of preferred stock of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs payable by us of approximately $5.5 million.  For the nine months ended September 30, 2011, our financing activities included capital contributions of $9.2 million partially offset by offering costs of $0.4 million.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

At September 30, 2012, we did not have any material contractual obligations.

Non-GAAP Financial Measures

FASB Accounting Standards require use of the “two-class” method of computing earnings per share for all periods presented.  The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common share and participating security as if all earnings for the period had been distributed.  Unvested restricted stock awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation.  Diluted per share amounts reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive.  They also reflect the effects of the potential conversion of the Convertible Preferred Stock using the if-converted method, if the effect is dilutive.

Adjusted EBITDA

We present Adjusted EBITDA attributable to common stockholders (“Adjusted EBITDA”) in addition to our reported net income (loss) in accordance with U.S. GAAP.  Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis.  It is also used to assess our ability to incur and service debt and fund capital expenditures.  We define Adjusted EBITDA as net income (loss):

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$1,667	$2,074	$(17,024)	$3,400
Less: Preferred stock dividends	(264)	—	(264)	—

Net income (loss) attributable to common shares and participating securities	1,403	2,074	(17,288)	3,400
Plus:
Unrealized (gains) losses on derivative instruments	2,104	(1,759)	(1,594)	(1,558)
Depreciation, depletion, amortization and accretion	4,580	802	9,291	2,765
Stock-based compensation	836	—	24,800	—
Less:
Interest income	(12)	—	(31)	—

Adjusted EBITDA	8,911	1,117	15,178	4,607
Adjusted EBITDA allocable to participating securities	(134)	—	(497)	—
Adjusted EBITDA attributable to common stockholders	$8,777	$1,117	$14,681	$4,607

Adjusted EBITDA per common share:
Basic	$0.27	$0.05	$0.44	$0.21
Diluted	$0.27	$0.05	$0.44	$0.21

Weighted average number of unrestricted outstanding common shares used to calculate basic EBITDA per share	33,000	22,091	33,000	22,091
Dilutive shares	996	—	—	—
Denominator for diluted EBITDA per common share	33,996	22,091	33,000	22,091

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net cash provided by (used in) operating activities	$13,083	$(1,771)	$28,584	$2,198
Plus:
Net change in operating assets and liabilities	(3,896)	2,888	(13,111)	2,409
Preferred stock dividends	(264)	—	(264)	—
Less:
Interest income	(12)	—	(31)	—
Adjusted EBITDA	$8,911	$1,117	$15,178	$4,607

Adjusted Net Income

We present Adjusted Net Income attributable to common stockholders (“Adjusted Net Income”) in addition to our reported net income (loss) in accordance with U.S. GAAP. This information is provided because management believes exclusion of the impact of our unrealized derivatives not accounted for as cash flow hedges and stock-based compensation expense will help investors compare results between periods, identify operating trends that could otherwise be masked by these items and highlight the impact that commodity price volatility has on our results. We define Adjusted Net Income as net income (loss):

Plus:

•                  Unrealized losses on derivatives;

•                  Stock-based compensation expense; and

•                  Other non-recurring items that we deem appropriate.

Less:

•                  Unrealized gains on derivatives; and

•                  Other non-recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$1,667	$2,074	$(17,024)	$3,400
Less: Preferred stock dividends	(264)	—	(264)	—

Net income (loss) attributable to common shares and participating securities	1,403	2,074	(17,288)	3,400
Plus:
Unrealized (gains) losses on derivative instruments	2,104	(1,759)	(1,594)	(1,558)
Stock-based compensation	836	—	24,800	—

Adjusted net income	4,343	315	5,918	1,842
Adjusted net income allocable to participating securities	(65)	—	(194)	—
Adjusted net income attributable to common stockholders	$4,278	$315	$5,724	$1,842

Adjusted net income per share - basic and diluted	$0.13	$0.01	$0.17	$0.08

Weighted average number of shares outstanding used to calculate Adjusted net income per common share - basic and diluted	33,000	22,091	33,000	22,091

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

At September 30, 2012, we had oil derivative instruments covering our anticipated future production as follows:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
October 1, 2012 - December 31, 2012 (1)	Put Spread	92,000	$90.00	n/a
October 1, 2012 - December 31, 2012	Put Spread	115,000	$100.00	$80.00
January 1, 2013 - December 31, 2013	Put Spread	365,000	$95.00	$75.00
January 1, 2013 - December 31, 2013	Swap	182,500	$97.10	n/a

(1) In March 2012, the Company modified its existing put spread transaction by re-purchasing the $70 per barrel put for the period from July through December 2012.

At September 30, 2012, the fair value of our commodity derivative contracts was an asset of approximately $4.2 million, of which $3.3 million settles during the next twelve months.  A 10% increase in the oil index price above the September 30, 2012 price would result in a decrease in the fair value of our commodity derivative contract of approximately $3.9 million; conversely, a 10% decrease in the oil index price would result in an increase of approximately $3.5 million.

Interest Rate Risk

We historically have not had any debt. If we incur significant debt in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated pursuant to the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the third quarter of 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any governmental proceedings contemplated to be brought against us.

Item 1A.  Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2011 Annual Report and under “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2012, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2011 Annual Report; and in our other public filings, press releases, and public discussions with our management.

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

On January 12, 2012, the over-allotment option expired unexercised and, pursuant to the terms of the contribution agreement as described above, we issued to SEP I 750,000 shares of common stock. The issuance was exempt from the registration requirements of the Securities Act by Section 4(2) thereof. The offering and sale of the common stock was made only to SEP I, which is an accredited investor, without advertising or general solicitation, and we restricted the transfer of the shares of common stock in accordance with the requirements of the Securities Act. As a result of this transaction, SEP I held a total of 22,090,909 shares of common stock.  On June 19, 2012 and September 17, 2012, SEP I distributed substantially all of the 22,090,909 shares of common stock that it owned to its partners.  This Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of common stock distributed.

On September 17, 2012, we completed a private placement of 3,000,000 shares of Convertible Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The private placement included 500,000 shares of Convertible Preferred Stock issued pursuant to the exercise of the initial purchasers’ option to cover over-allotments. The issue price of each share of the Convertible Preferred Stock was $50.00. We received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs payable by us of approximately $5.5 million.

Pursuant to the Certificate of Designations, each share of Convertible Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.3250 shares of common stock per share of Convertible Preferred Stock (which is equal to an initial conversion price of approximately $21.51 per share of common stock) and is subject to specified adjustments.  Based on the initial conversion price, approximately 6,975,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Convertible Preferred Stock.

At any time on or after October 5, 2017, we may at our option cause all outstanding shares of the Convertible Preferred Stock to be automatically converted into common stock at the then-prevailing conversion price, if, among other conditions, the closing sale price (as defined) of our common stock equals or exceeds 130% of the then-prevailing conversion price for a specified period prior to the conversion.

If a holder elects to convert shares of Convertible Preferred Stock upon the occurrence of certain specified fundamental changes, we will be obligated to deliver an additional number of shares above the applicable conversion rate to compensate the holder for lost option time value of the shares of Convertible Preferred Stock as a result of the fundamental change.

Use of Proceeds from First Registered Offering. In December 2011, we completed our IPO of common stock pursuant to a Registration Statement on Form S-1, as amended (File No. 333-176613) that was declared effective on December 13, 2011. Under the registration statement, we registered the offering and sale of an aggregate of 11,500,000 shares of our common stock (which included 1,500,000 shares of our common stock to be issued pursuant to the exercise of the underwriters’ over-allotment option). The shares of common stock registered under the registration statement were sold at a price to the public of $22.00 per share. Johnson Rice & Company L.L.C. and Macquarie Capital (USA) Inc. acted as joint book-running managers for this offering and Johnson Rice & Company L.L.C. acted as representative of the underwriters. The offering commenced on December 2, 2011 and closed on December 19, 2011. As a result of the IPO, we raised a total of $220 million in gross proceeds, and approximately $203.3 million in net proceeds after deducting expenses and underwriting discounts and commissions of approximately $16.7 million.

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

3.1

Certificate of Designations of 4.875% Cumulative Perpetual Convertible Preferred Stock, Series A (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on September 18, 2012, and incorporated herein by reference).

10.1

Purchase Agreement, dated September 12, 2012, among Sanchez Energy Corporation and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 18, 2012, and incorporated herein by reference).

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

(a)                                 Filed herewith.

(b)                                 Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2012.

SANCHEZ ENERGY CORPORATION

By:	/s/ Michael G. Long
Michael G. Long
Senior Vice President and Chief Financial Officer