Form 10-Q
period 2013-06-30
Sanchez Energy Corp
filed 2013-08-09
CIK 1528837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of August 7, 2013: 34,912,053.

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

•                  our ability to successfully execute our business and financial strategies;

•                  our ability to replace the reserves we produce through drilling and property acquisitions;

•                  the realized benefits of the acquisition of SN Marquis LLC (“Marquis LLC”) and the assets from Hess Corporation (“Hess”, and such acquisition transaction, the “Cotulla acquisition’’) and liabilities assumed in connection therewith;

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

Sanchez Energy Corporation

Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$226,642	$50,347
Investments	25,000	11,591
Oil and natural gas receivables	24,448	10,435
Joint interest billing receivables	46	—
Fair value of derivative instruments	1,168	2,145
Other current assets	799	438
Total current assets	278,103	74,956

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	138,131	138,937
Proved oil and natural gas properties	694,469	232,523
Total oil and natural gas properties	832,600	371,460
Less: Accumulated depreciation, depletion, amortization and impairment	(60,491)	(22,605)
Total oil and natural gas properties, net	772,109	348,855

Other assets:
Debt issuance costs (net of accumulated amortization of $4,699 and $99 as of June 30, 2013 and December 31, 2012, respectively)	16,471	2,595
Fair value of derivative instruments	2,156	—
Other assets	2,506	168

Total assets	$1,071,345	$426,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,811	$—
Accounts payable - related entities	563	13,454
Other payables	4,414	—
Accrued liabilities	45,386	44,828
Derivative premium liabilities	1,003	1,003
Total current liabilities	77,177	59,285
Long term debt	400,000	—
Asset retirement obligations	2,932	546
Total liabilities	480,109	59,831

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 3,000,000 shares of 4.875% Cumulative Perpetual Convertible, Series A, issued and outstanding as of each of June 30, 2013 and December 31, 2012, respectively; 4,500,000 and zero shares of 6.500% Cumulative Perpetual Convertible, Series B, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	75	30
Common stock ($0.01 par value, 150,000,000 shares authorized; 34,843,246 and 33,762,400 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	348	338
Additional paid-in capital	608,264	385,086
Accumulated deficit	(17,451)	(18,711)
Total stockholders’ equity	591,236	366,743
Total liabilities and stockholders’ equity	$1,071,345	$426,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Oil sales	$54,872	$6,089	$84,199	$13,550
Natural gas liquids sales	2,047	5	2,976	7
Natural gas sales	2,166	227	2,946	412
Total revenues	59,085	6,321	90,121	13,969

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	6,813	630	10,072	1,405
Production and ad valorem taxes	3,361	562	5,411	956
Depreciation, depletion and amortization	24,576	2,464	37,927	4,706
Accretion	47	3	69	5
General and administrative (inclusive of stock-based compensation expense of $4,578 and $19,994, respectively, for the three months ended June 30, 2013 and 2012, and $7,712 and $23,964, respectively, for the six months ended June 30, 2013 and 2012)	12,632	22,353	20,369	28,607
Total operating costs and expenses	47,429	26,012	73,848	35,679

Operating income (loss)	11,656	(19,691)	16,273	(21,710)

Other income (expense):
Interest and other income	51	11	72	19
Interest expense	(7,069)	—	(8,153)	—
Realized and unrealized gains on derivative instruments	4,252	4,033	624	3,000

Net income (loss)	8,890	(15,647)	8,816	(18,691)

Less:
Preferred stock dividends	(5,484)	—	(7,556)	—
Net income allocable to participating securities	(159)	—	(56)	—

Net income (loss) attributable to common stockholders	$3,247	$(15,647)	$1,204	$(18,691)

Net income (loss) per common share - basic and diluted	$0.10	$(0.47)	$0.04	$(0.57)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted	33,485	33,000	33,292	33,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2013 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2012	3,000	$30	—	$—	33,762	$338	$385,086	$(18,711)	$366,743
Issuance of Series B Preferred Stock, net of offering costs of $8,439	—	—	4,500	45	—	—	216,516	—	216,561
Preferred stock dividends	—	—	—	—	—	—	—	(7,556)	(7,556)
Restricted stock awards, net of forfeitures and cancellations	—	—	—	—	1,133	11	(11)	—	—
Purchases of common stock	—	—	—	—	(52)	(1)	(1,039)	—	(1,040)
Stock-based compensation	—	—	—	—	—	—	7,712	—	7,712
Net income	—	—	—	—	—	—	—	8,816	8,816
BALANCE, June 30, 2013	3,000	$30	4,500	$45	34,843	$348	$608,264	$(17,451)	$591,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,816	$(18,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	37,927	4,706
Asset retirement obligation accretion	69	5
Stock-based compensation	7,712	23,964
Unrealized gains on derivative instruments	(2,085)	(3,698)
Amortization of deferred financing costs	4,600	—
Changes in operating assets and liabilities:
Accounts receivable	(14,360)	(762)
Other current assets	(361)	(168)
Price risk management activities, net	1,413	(1,311)
Accounts payable	25,811	—
Accounts payable - related entities	(12,891)	8,687
Other payables	3,855	—
Accrued liabilities	8,335	760
Net cash provided by operating activities	68,841	13,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(175,213)	(41,803)
Payments for other property and equipment	(1,523)	—
Acquisitions of oil and natural gas properties	(291,890)	—
Purchases of investments	(25,000)	—
Sale of investments	11,591	—
Net cash used in investing activities	(482,035)	(41,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	236,000	—
Repayment of borrowings	(236,000)	—
Issuance of senior notes	400,000	—
Issuance of preferred stock	225,000	—
Payments for preferred stock offering costs	(8,439)	—
Financing costs	(18,476)	—
Preferred dividends paid	(7,556)	—
Purchase of common stock	(1,040)	—
Net cash provided by financing activities	589,489	—

Increase (decrease) in cash and cash equivalents	176,295	(28,311)
Cash and cash equivalents, beginning of period	50,347	63,041
Cash and cash equivalents, end of period	$226,642	$34,730

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$2,318	$141
Change in accrued capital expenditures	7,775	15,721
Deferred premium liabilities	—	1,127
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	2,020	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.         Organization

Sanchez Energy Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms) is an independent exploration and production company focused on the acquisition, exploration, and development of unconventional oil and natural gas resources onshore along the U.S. Gulf Coast, primarily in the Eagle Ford Shale in South Texas. As of June 30, 2013, the Company had accumulated acreage in the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb, DeWitt, Dimmit and LaSalle Counties of South Texas.  In addition, the Company has properties located in the Haynesville Shale in north central Louisiana.

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

On September 17, 2012, the Company completed a private placement of 3,000,000 shares of 4.875% Cumulative Perpetual Convertible Preferred Stock, Series A, par value $0.01 per share and liquidation preference of $50.00 per share (the “Series A Convertible Preferred Stock”), which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The issue price of each share of the Series A Convertible Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs payable by the Company of approximately $5.5 million.

On March 18, 2013, the Company executed a definitive agreement to purchase assets in the Eagle Ford Shale in South Texas from Hess for approximately $265 million in cash, subject to customary adjustments.  The Company closed this acquisition, which it calls its Cotulla assets, on May 31, 2013.  The effective date of the transaction was March 1, 2013.  In connection with the Cotulla acquisition, the Company had entered into commitment letters for $325 million in debt financing and issued Cumulative Perpetual Convertible Preferred Stock, Series B (the “Series B Convertible Preferred Stock”).  See further discussion of the offering described below.  On May 31, 2013, the Company amended and restated its previous First Lien Credit Agreement (the “Previous First Lien Credit Agreement”) described below (as so amended and restated, the “First Lien Credit Agreement”).  As amended and restated, the First Lien Credit Agreement matures on May 31, 2018.  Availability under the Company’s First Lien Credit Agreement is subject to customary conditions and the then applicable borrowing base, initially set at $175 million and subject to periodic redetermination.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On March 19, 2013, the Company completed a private placement of 4,500,000 shares of 6.500% Cumulative Perpetual Convertible Preferred Stock, Series B, par value $0.01 per share and liquidation preference of $50.00 per share, which were sold in a private offering to eligible purchasers under the Securities Act. The issue price of each share of the Series B Convertible Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $216.6 million, after deducting placement agent’s fees and offering costs payable by the Company of approximately $8.4 million.

On June 13, 2013, the Company completed a private offering to eligible purchasers of $400 million in aggregate principal amount of the Company’s 7.750% senior notes due 2021 (the “Senior Notes”).  The Company received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire its Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement”) by repaying in full the $50 million in borrowings outstanding.  See further discussion of the Second Lien Term Credit Agreement in Note 7.  The Senior Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.   The borrowing base under the Company’s First Lien Credit Agreement was reduced to $87.5 million, all of which is available for future revolver borrowings.

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

As of June 30, 2013, the Company’s significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company’s consolidated financial statements contained in its 2012 Annual Report.

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

SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I’s oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG’s general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for periods prior to December 19, 2011. On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described below (Note 11).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, fair value accounting for acquisitions, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform to the 2013 presentation.  These reclassifications were not material to the accompanying condensed consolidated financial statements.

Note 3. Acquisitions

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in operating costs and expenses in the accompanying condensed consolidated statements of operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

On May 31, 2013, the Company completed the Cotulla acquisition for an aggregate adjusted purchase price of $281.6 million.  The effective date of the transaction was March 1, 2013. The results of operations attributable to the Cotulla acquisition since May 31, 2013, the closing date of the transaction, are included in the accompanying condensed consolidated statements of operations.

The purchase price was funded with borrowings under the Company’s First Lien Credit Agreement, cash on hand, and proceeds from the Company’s private placement of the Series B Convertible Preferred Stock. The preliminary purchase price allocation for the Cotulla acquisition has been finalized except for the settlement of certain post-closing adjustments with the seller.  The total purchase price was allocated to the assets purchased and liabilities assumed in the Cotulla acquisition based upon fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$265,468
Unproved properties	16,745
Other assets acquired	856
Fair value of assets acquired	283,069

Asset retirement obligation	(1,138)
Other liabilities assumed	(351)

Fair value of net assets acquired	$281,580

The following unaudited pro forma combined results for each of the three and six months ended June 30, 2013 and 2012 reflect the consolidated results of operations of the Company as if the Cotulla acquisition and related financings had occurred on January 1, 2012.  The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and stock dividends for the issuance of preferred stock. The net gain on acquisition of oil and natural gas properties and material

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

transaction costs related to the Cotulla acquisition were excluded from the pro forma results for the three and six months ended June 30, 2013 and 2012.

The unaudited pro forma combined financial statements give effect to the events set forth below:

•                  The Cotulla acquisition completed May 31, 2013.

•                  The increase in borrowings under the First Lien Credit Agreement to finance a portion of the acquisition, and the related adjustments to interest expense.

•                  Issuance of Series B Convertible Preferred Stock and related adjustments to preferred dividends. (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$79,772	$30,520	$143,727	$54,591

Net income (loss)	$5,441	$(17,685)	$2,081	$(20,381)

Net income (loss) per share basic and diluted	$0.16	$(0.54)	$0.06	$(0.62)

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Cotulla acquisition been completed as of the dates set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Company’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

The amounts of revenue and revenues in excess of direct operating expenses included in the Company’s condensed consolidated statements of operations for the Cotulla acquisition are shown in the table that follows.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Three and Six Months Ended
June 30, 2013
Revenues	$8,474

Excess of revenues over direct operating expenses	$4,929

Note 4. Cash and Cash Equivalents

As of June 30, 2013 and December 31, 2012, cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Cash at banks	$48,082	$5,265
Money market funds	178,560	82
Commercial paper (1)	—	45,000
Total cash and cash equivalents	$226,642	$50,347

(1) These securities matured three months or less from date of purchase.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 5.         Investments

At June 30, 2013, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its offering of Senior Notes.  The Company classified these securities as investments on the condensed consolidated balance sheet.  At December 31, 2012, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its Series A Convertible Preferred Stock offering until the funds were needed for operating purposes.  At the time of acquisition, the Company classified these securities as “available-for-sale” due primarily to the Company’s potential liquidity requirements that could result in these securities being sold prior to maturity.

The Company’s investments as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Commercial paper	$—	$7,500
Corporate notes and bonds	25,000	4,091
Total investments	$25,000	$11,591

The Company’s investments as of June 30, 2013 consisted of held-to-maturity securities, and accordingly are to be measured at their amortized cost basis on the condensed consolidated balance sheet.  The Company purchased its existing investments at an immaterial discount and therefore has not reflected that discount or the subsequent amortization separately in the condensed consolidated financial statements.  As of June 30, 2013 and December 31, 2012, there were no gains or losses recorded due to the fact that the fair value of these investments approximated the costs paid for these securities.

Note 6.         Oil and Natural Gas Properties

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

Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation.  The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes.  In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials.  Prices are held constant over the life of the reserves.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.  No impairment expense was recorded for the three and six month periods ended June 30, 2013 or 2012.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 7.         Long-Term Debt

Long-term debt at June 30, 2013 consisted of $400 million principal amount under the 7.75% Senior Notes, maturing on June 15, 2021.  The Company did not have any long-term debt outstanding at December 31, 2012.

Credit Facility

Previous Credit Agreements:  On November 16, 2012, the Company and its subsidiaries, SEP Holdings III and Marquis LLC (collectively referred to with the Company as the “Original Borrowers”), entered into the Previous First Lien Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, as borrowers, Capital One, National Association, as administrative agent, sole lead arranger and sole book runner, and each of the other lenders party thereto.  The Previous First Lien Credit Agreement provided for a $250 million revolving credit facility which would mature November 16, 2015 and was secured by a senior lien on substantially all of the assets of the Original Borrowers.  The borrowing base under the Previous First Lien Credit Agreement, initially set at $27.5 million, was increased to $95 million on February 21, 2013.   All borrowings under the Previous First Lien Credit Agreement bore interest, at the option of the Original Borrowers, either at an alternate base rate or a eurodollar rate.  The alternate base rate of interest was equal to the sum of (a) the greatest of (i) the Wall Street Journal prime rate, (ii) the federal funds effective rate plus ½ of 1% and (iii) the one-month LIBO Rate multiplied by the statutory reserve rate, plus 1% and (b) the applicable margin.  The eurodollar rate of interest was equal to the sum of (x) the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate and (y) the applicable margin.  The applicable margin varied from 1.50% to 2.00% for alternate base rate borrowings and from 2.50% to 3.00% for eurodollar borrowings, depending on the utilization of the borrowing base.  Furthermore, the Original Borrowers were required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.75% per annum, depending on the utilization of the borrowing base.

Also on November 16, 2012, the Company entered into the Second Lien Term Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, as borrowers, Macquarie Bank Limited, as administrative agent, sole lead arranger and sole book runner, and the other lenders party thereto.  The Second Lien Term Credit Agreement provided for a $250 million term loan facility which would mature May 16, 2016 and was secured by a lien on substantially all of the assets of the Original Borrowers that was junior to the liens on such assets under the Previous First Lien Credit Agreement.  The Second Lien Term Credit Agreement provided for an initial commitment of $50 million, subject to certain conditions, with the remaining commitments subject to the approval of the lenders and other conditions.  All borrowings under the Second Lien Term Credit Agreement bore interest at a eurodollar rate equal to the sum of (a) the LIBO Rate for the applicable interest period and (b) the applicable margin of 8.5%.  The Company borrowed $50 million under the Second Lien Term Credit Agreement in January 2013.

In connection with the purchase and sale agreement to purchase oil and natural gas properties from Hess (see Notes 1 and 3), the Company entered into commitment letters for $325 million in debt financing and issued the Series B Convertible Preferred Stock.  The $325 million in debt financing contemplated by the commitment letters consisted of an amendment and restatement of the Company’s Previous First Lien Credit Agreement to increase the borrowing base from $95 million to $175 million and a $150 million bridge loan credit facility.  Availability of the debt financing was conditioned upon, and was intended to be available concurrently with, the closing of the Cotulla acquisition and was subject to the satisfaction of various customary closing conditions, including the execution and delivery of definitive documents. On May 30, 2013, the Company borrowed $90 million under its Previous First Lien Credit Agreement.  The Company did not enter into a definitive agreement for the bridge loan credit facility.

Current Credit Agreement:  On May 31, 2013, the Original Borrowers and a new subsidiary of the Company, SN Cotulla Assets, LLC (“SN Cotulla”) (collectively, the “Borrowers”) entered into the First Lien Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent and RBC Capital Markets as sole lead arranger and sole book runner and each of the other lenders party thereto.

The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement (but not to repay or pay off such debt) and to, among other things, (i) replace Capital One with Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, (iii) increase the borrowing base to $175 million, and (iv) make certain other amendments.   The Borrowers’ obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of the Company’s existing and future subsidiaries not designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which was initially set at $175 million and is subject to periodic redetermination. The borrowing base is also subject to reduction by 25% of the amount of the increase in the Borrowers’ net debt (taking into consideration any required repayment of debt) resulting from the issuance of certain debt, including pursuant to the issuance of the Senior Notes. The borrowing base can be redetermined up or down by the lenders based on, among other things, their evaluation of the Company’s oil and natural gas reserves.  The next redetermination of the borrowing base is scheduled to occur on or

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

before October 1, 2013, with other redeterminations scheduled to occur quarterly through July 1, 2014 and then semi-annually thereafter on April 1 and October 1 of each year.  All borrowings under the First Lien Credit Agreement bear interest, at the option of the Borrowers, either at an alternate base rate or a eurodollar rate.  The alternate base rate of interest is equal to the sum of (a) the greatest of (i) the administrative agent’s U.S. “prime rate”, (ii) the federal funds effective rate plus ½ of 1% and (iii) the one-month LIBO Rate multiplied by the statutory reserve rate, plus 1% and (b) the applicable margin.  The eurodollar rate of interest is equal to the sum of (x) the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate and (y) the applicable margin.  The applicable margin varies from 1.00% to 1.75% for alternate base rate borrowings and from 2.00% to 2.75% for eurodollar borrowings, depending on the utilization of the borrowing base.  Furthermore, the Borrowers are required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the borrowing base. Additionally, the First Lien Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $20 million and the total availability thereunder. As of June 30, 2013, there were no letters of credit outstanding.

The First Lien Credit Agreement contains various affirmative and negative covenants and events of default that limit the Borrowers’ ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates and hedge transactions and make certain acquisitions. Furthermore, the First Lien Credit Agreement contains financial covenants that require the Borrowers to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 and (ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0. Upon an event of default, the administrative agent may, at its election or at the direction of lenders holding, as applicable, at least 50% of (i) the maximum committed amounts (if no borrowings or letters of credit are outstanding) or (ii) the outstanding borrowings and letter of credit exposure (if borrowings or letters of credit are outstanding) thereunder, accelerate the amounts due under the First Lien Credit Agreement. The obligations under the First Lien Credit Facility are guaranteed by all of the Company’s existing and future subsidiaries not designated as ‘‘unrestricted subsidiaries.” As of June 30, 2013, the Company was in compliance with the covenants of the First Lien Credit Agreement.

On May 31, 2013, the Borrowers entered into several conforming and technical amendments to the Second Lien Term Credit Agreement.  Pursuant to its terms, the First Lien Credit Agreement matures on May 31, 2018.  However, the First Lien Credit Agreement would mature on November 16, 2015 if the Second Lien Term Credit Agreement were not repaid in full on or before November 16, 2015.  On May 31, 2013, the Company borrowed $96 million under its First Lien Credit Agreement.  The Company used proceeds from this borrowing to repay the $90 million outstanding under the Previous First Lien Credit Agreement.  On June 13, 2013, the Company used proceeds from its Senior Note offering described below to repay the $96 million outstanding under the First Lien Credit Agreement and the $50 million outstanding under the Second Lien Term Credit Agreement.  The Second Lien Term Credit Agreement was retired with no further availability.  On July 3, 2013, Macquarie Bank Limited novated its rights and obligations under hedging agreements with the Company to Société Générale, a lender under the First Lien Credit Agreement.  The borrowing base on the First Lien Credit Agreement was reduced to $87.5 million following the issuance of the Senior Notes described below.

From time to time, the agents and lenders under the First Lien Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions.

7.75% Senior Notes Due 2021

On June 13, 2013, the Company completed its private offering to eligible purchasers of $400 million in aggregate principal amount of Senior Notes. The Senior Notes will mature on June 15, 2021, and interest is payable on each June 15 and December 15, commencing December 15, 2013. After the initial purchasers’ discount and related offering expenses of approximately $12 million, the Company received net proceeds of approximately $388 million, which were used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire its Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding.

The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Senior Notes rank senior in right of payment to the Company’s future subordinated indebtedness. The Senior Notes are effectively junior in right of payment to all of the Company’s existing and future secured debt (including under the First Lien Credit Agreement) to the extent of the value of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the Senior Notes (collectively, the “Subsidiary Guarantors”). To the extent set forth in the indenture

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

governing the Senior Notes, certain subsidiaries of the Company will be required to fully and unconditionally guarantee the Senior Notes on a joint and several senior unsecured basis in the future.

The indenture governing the Senior Notes, among other things, restricts the Company’s ability and the ability of the Company’s restricted subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens on their assets; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.

The Company has the option to redeem all or a portion of the Senior Notes, at any time on or after June 15, 2017 at the applicable redemption prices specified in the indenture plus accrued and unpaid interest. The Company may also redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date, at any time prior to June 15, 2017. In addition, the Company may redeem up to 35% of the Senior Notes prior to June 15, 2016 under certain circumstances with the net cash proceeds from certain equity offerings at the redemption price specified in the indenture. The Company may also be required to repurchase the Senior Notes upon a change of control.

Note 8.   Derivative Instruments

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

As of June 30, 2013, the Company had the following crude oil swaps and put spreads covering anticipated future production as indicated below:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
July 1, 2013 - December 31, 2013	Put Spread	184,000	$95.00	$75.00
July 1, 2013 - December 31, 2013	Swap	92,000	$97.10	n/a
July 1, 2013 - December 31, 2013	Swap	184,000	$88.90	n/a
July 1, 2013 - December 31, 2013	Put Spread	184,000	$90.00	$75.00
July 1, 2013 - December 31, 2013	Swap	138,000	$94.50	n/a
July 1, 2013 - December 31, 2013	Swap	138,000	$95.25	n/a
July 1, 2013 - December 31, 2013	Swap	184,000	$96.80	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$91.35	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$92.45	n/a

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2013, the Company had the following three-way crude oil collar contracts that combine a long and short put with a short call as indicated below:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
January 1, 2014 - December 31, 2014	547,500	$65.00	$85.00	$102.25	NYMEX West Texas Intermediate crude
January 1, 2014 - December 31, 2014	365,000	$75.00	$95.00	$107.50	Louisiana light sweet crude

The Company deferred the payment of premiums associated with certain of its oil derivative instruments.  At June 30, 2013, the balance of deferred payments totaled approximately $1.0 million. These premiums will be paid to the counterparty with each monthly settlement beginning July 2013.

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the condensed consolidated balance sheets.  The following table summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s condensed consolidated balance sheets for the periods indicated (in thousands):

	June 30, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in
	Gross Amount	Condensed	the Condensed
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$3,892	$(2,724)	$1,168
Long-term asset	4,098	(1,942)	2,156
Total asset	$7,990	$(4,666)	$3,324

Offsetting Derivative Liabilities:
Current liability	$(2,724)	$2,724	$—
Long-term liability	(1,942)	1,942	—
Total liability	$(4,666)	$4,666	$—

	December 31, 2012
		Gross Amounts	Net Amounts
		Offset in the	Presented in
	Gross Amount	Condensed	the Condensed
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$37,012	$(34,867)	$2,145
Long-term asset	—	—	—
Total asset	$37,012	$(34,867)	$2,145

Offsetting Derivative Liabilities:
Current liability	$(34,867)	$34,867	$—
Long-term liability	—	—	—
Total liability	$(34,867)	$34,867	$—

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations as “Realized and unrealized losses on derivative instruments.” Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts. Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change. The following summarizes the Company’s realized and unrealized gains (losses) on derivative instruments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Realized losses on derivative instruments	$(715)	$(253)	$(1,461)	$(698)
Unrealized gains on derivative instruments	4,967	4,286	2,085	3,698
Total realized and unrealized gains on derivative instruments	$4,252	$4,033	$624	$3,000

Note 9.         Fair Value of Financial Instruments

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	As of June 30, 2013
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$178,560	$—	$—	$178,560
Investments:
Corporate notes and bonds	—	25,000	—	25,000
Oil derivative instruments:
Swaps	—	321	—	321
Three-way collars	—	—	2,052	2,052
Puts	—	—	951	951
Debt:
Senior Notes	—	400,000	—	400,000
Total	$178,560	$425,321	$3,003	$606,884

	As of December 31, 2012
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Commercial paper	$—	$45,000	$—	$45,000
Money market funds	82	—	—	82
Investments:
Commercial paper	—	7,500	—	7,500
Corporate notes and bonds	—	4,091	—	4,091
Oil derivative instruments:
Swaps	—	(870)	—	(870)
Puts	—	—	3,015	3,015
Total	$82	$55,721	$3,015	$58,818

The Level 1 instruments presented in the table above consist of money market funds included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. The Company’s money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions.  The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Level 2 instruments presented in the table above include commercial paper and corporate notes and bonds included in cash and cash equivalents and investments on the Company’s condensed consolidated balance sheet at June 30, 2013 and December 31, 2012.  The Company identified the commercial paper and corporate notes and bonds as Level 2 instruments due to the fact that although the assets do not have regular market pricing, their fair value can be readily determined based on other data values or market prices. These asset values can be closely approximated using simple models and extrapolation methods using known, observable prices as parameters.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2013, the Company’s Senior Notes were classified as Level 2.  The carrying amount of the long-term debt approximates fair value because the Company’s current interest rate does not materially differ from the market rates for similar debt.

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

The fair values of the Company’s oil derivative instruments classified as Level 3 at June 30, 2013 and December 31, 2012 were $3.0 million and $3.0 million, respectively.  The significant unobservable inputs for Level 3 contracts include unpublished forward prices of oil, market volatility and credit risk of counterparties.  Changes in these inputs will impact the fair value measurement of the Company’s derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Company’s oil derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$932	$3,564	$3,015	$1,461
Realized and unrealized gains included in earnings	2,165	4,033	151	3,000
Settlements	(94)	(228)	(163)	(228)
Purchase of derivative contracts	—	—	—	2,952
Buy out of derivative contracts	—	—	—	184
Ending balance	$3,003	$7,369	$3,003	$7,369

Change in unrealized gains (losses) included in earnings related to derivatives still held as of June 30, 2013 and 2012	$2,526	$4,387	$893	$3,517

Fair Value on a Non-Recurring Basis

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis.  Fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocation for the Cotulla acquisition is presented in Note 3.  Liabilities assumed include asset retirement obligations existing at the date of acquisition.  The asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments.  As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3.  A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 10.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 10.  Asset Retirement Obligations

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

The changes in the asset retirement obligation for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Abandonment liability as of January 1,	$546	$83
Liabilities incurred during period	1,349	141
Revisions	968	—
Accretion expense	69	5
Abandonment liability as of June 30,	$2,932	$229

During the first quarter of 2013, the Company reviewed its asset retirement obligation estimates. A quote was obtained from a third party that indicated anticipated costs for future abandonment had increased from previous estimates.  As a result, the Company increased its estimates of future asset retirement obligations by $1.0 million to reflect anticipated increased costs for plugging and abandonment.

Note 11.  Related Party Transactions

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

fees or other expenses are payable by the Company under these agreements. The licensing agreement and contract operating agreement will terminate concurrently with the termination or expiration of the services agreement.

Prior to entering into the services agreement, SOG incurred general and administrative expenses that were allocated to the Company based on the ratio of capital expenditures between the entities to which SOG provided services and the SEP I Assets.  Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs.  Beginning December 19, 2011, the costs were allocated to the Company according to the terms of the services agreement.  Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staff on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company.  Expenses allocated to the Company for general and administrative expenses for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Administrative fees	$3,479	$1,127	$5,902	$2,245
Third-party expenses	104	1,232	2,284	2,398
Total included in general and administrative expenses	$3,583	$2,359	$8,186	$4,643

As of June 30, 2013, the Company had a net payable to SOG and other members of the Sanchez Group of $0.6 million which is reflected as “Accounts payable — related entities” in the condensed consolidated balance sheets.  This amount consists primarily of obligations for general and administrative costs due to SOG and revenue payable to affiliated entities.

Note 12. Accrued Liabilities

The following information summarizes accrued liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Capital expenditures	$35,785	$43,560
General and administrative costs	1,493	268
Production taxes	1,286	471
Ad valorem taxes	1,133	114
Lease operating expenses	4,156	415
Interest expense	1,533	—
Total accrued liabilities	$45,386	$44,828

Note 13. Stockholders’ Equity

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The annual dividend on each share of Series A Convertible Preferred Stock is 4.875% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, commencing on January 1, 2013, when, as and if declared by the Company’s Board of Directors (the “Board”). No dividends were accrued or accumulated prior to September 17, 2012. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof.  As of June 30, 2013, all dividends accumulated through that date had been paid.

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

If a holder elects to convert shares of Series A Convertible Preferred Stock upon the occurrence of certain specified fundamental changes, the Company will be obligated to deliver an additional number of shares above the applicable conversion rate to compensate the holder for lost option time value of the shares of Series A Convertible Preferred Stock as a result of the fundamental change.

Series B Convertible Preferred Stock Offering - On March 26, 2013, the Company completed a private placement of 4,500,000 shares of Series B Convertible Preferred Stock, which were sold in a private offering to eligible purchasers. The issue price of each share of the Series B Convertible Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $216.6 million, after deducting placement agent’s fees and offering costs payable by the Company of approximately $8.4 million.

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

The annual dividend on each share of Series B Convertible Preferred Stock is 6.500% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, commencing on July 1, 2013, when, as and if declared by the Company’s Board. No dividends were accrued or accumulated prior to March 27, 2013. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof.  As of June 30, 2013, all dividends accumulated through that date had been paid.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Earnings (Loss) Per Share - The following table shows the computation of basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$8,890	$(15,647)	$8,816	$(18,691)
Less:
Preferred stock dividends	(5,484)	—	(7,556)	—
Net income allocable to participating securities(1)	(159)	—	(56)	—
Net income (loss) attributable to common stockholders	$3,247	$(15,647)	$1,204	$(18,691)

Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	33,485	33,000	33,292	33,000
Dilutive shares (2)(3)	—	—	—	—
Denominator for diluted income (loss) per common share	33,485	33,000	33,292	33,000

Net income (loss) per common share - basic and diluted	$0.10	$(0.47)	$0.04	$(0.57)

(1) For the three and six months ended June 30, 2012, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(2) The three and six months ended June 30, 2013 excludes 208,130 and 539,141 shares of weighted average restricted stock and 17,491,500 and 12,466,950 shares of common stock, respectively, resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(3) The three and six months ended June 30, 2012 excludes 495,665 and 588,276 shares, respectively, of weighted average restricted stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

Note 14. Stock-Based Compensation

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The Company recognized the following stock-based compensation expense (in thousands) for the periods indicated which is reflected as general and administrative expense in the consolidated statements of operations:

	June 30,		June 30,
	2013	2012	2013	2012
Restricted stock awards, directors	$138	$45	$231	$93
Restricted stock awards, non-employees	4,440	728	7,481	1,563
Restricted stock awards, cancelled	—	19,221	—	22,308
Total stock-based compensation expense	$4,578	$19,994	$7,712	$23,964

Based on the $22.96 per share closing price of the Company’s common stock on June 30, 2013, there was approximately $31.8 million of unrecognized compensation cost related to these non-vested restricted shares outstanding.  The cost is expected to be recognized over an average period of approximately 2.1 years.

A summary of the status of the non-vested shares as of June 30, 2013 is presented below:

Number of Non-Vested Shares
Non-vested common stock at January 1,	762
Granted	1,175
Vested	(178)
Forfeited	(42)
Non-vested common stock at June 30,	1,717

As of June 30, 2013, approximately 3.1 million shares remain available for future issuance to participants.

Note 15. Income Taxes

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Income tax expense (benefit)	$3,112	$(5,476)	$3,086	$(6,542)
Rescission of restricted stock	—	7,808	—	7,808
Valuation allowance	(3,112)	(2,332)	(3,086)	(1,266)
Net income tax provision	$—	$—	$—	$—

At June 30, 2013, the Company had estimated net operating loss carryforwards of $275.1 million which begin to expire in 2031.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and therefore has established a full valuation allowance to reduce the net deferred tax asset to zero at June 30, 2013 and December 31, 2012.  The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At June 30, 2013, the Company had no material uncertain tax positions.

Note 16. Commitments and Contingencies

From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. It is the opinion of management and counsel that the outcome of any such lawsuits will not materially affect the financial position and operations of the Company.

Note 17.  Subsidiary Guarantors

The Company has filed a registration statement on Form S-3 with the SEC, which became effective January 14, 2013 and registered, among other securities, debt securities.  The subsidiaries of the Company (the “Subsidiaries”) are co-registrants with the Company, and the registration statement registers guarantees of debt securities by the Subsidiaries. As of June 30, 2013, the Subsidiaries are 100 percent owned by the Company and any guarantees by the Subsidiaries will be full and unconditional (except for customary release provisions). The Company has no assets or operations independent of the Subsidiaries and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Company. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

Note 18. Subsequent Events

In July 2013, the Company entered into the following crude oil swap contracts using WTI prices:

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
August 1, 2013 - December 31, 2013	Swap	76,500	$103.69	n/a
August 1, 2013 - December 31, 2013	Swap	76,500	$103.70	n/a
January 1, 2013 - June 30, 2014	Swap	90,500	$97.19	n/a
January 1, 2013 -December 31, 2014	Swap	273,750	$92.00	n/a

In July 2013, the Company completed an acquisition of approximately 10,300 net acres in Fayette, Gonzales and Lavaca Counties, Texas for approximately $29 million.

In August 2013, the Company announced the entry into agreements for the acquisition of approximately 40,000 net undeveloped acres in Mississippi and Louisiana covering the emerging Tuscaloosa Marine Shale (“TMS”) trend.  The acreage will be acquired from two sellers, one third party and one related party of the Company, for total consideration of approximately $70 million in cash and 342,760 common shares of the Company.  The closing of the transactions is subject to customary closing conditions and is expected to be completed sometime in August 2013.

Pursuant to the terms of the agreements, the Company will establish an Area of Mutual Interest (“AMI”) with its related party SR Acquisition I, LLC (“SR”) in the TMS.  As part of the transaction, the Company will acquire all of the working interests in the AMI owned by the third party plus a portion of SR’s working interests, resulting in the Company owning an undivided 50% working interest across the AMI through the TMS. The AMI holds rights to approximately 115,000 gross acres and 80,000 net acres.  The Company will further commit, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI and, at the Company’s election, it may carry SR in an additional 3 gross (1.5 net) TMS wells if it desires to participate in additional drilling within the AMI.

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

Business Overview

We are an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas.  As of June 30, 2013, we had accumulated approximately 127,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale in South Texas.

Senior Notes Offering

On June 13, 2013, we completed our private offering to eligible purchasers of $400 million in aggregate principal amount of Senior Notes.  We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and estimated offering expenses, which we used to repay all of the approximately $96 million in borrowings outstanding under our First Lien Credit Agreement and to retire our Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding.  The Senior Notes are our senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by the Subsidiary Guarantors.

Cotulla Acquisition

On May 31, 2013, we completed the Cotulla acquisition to purchase assets in the Eagle Ford Shale in South Texas from Hess for approximately $265 million in cash, plus $15 million in customary closing adjustments, which are subject to further review. The effective date of the transaction was March 1, 2013. The purchase price was funded with borrowings under our First Lien Credit Agreement, cash on hand and proceeds from the private placement of our Series B Convertible Preferred Stock.

Amendment and Restatement of First Lien Credit Facility

On May 31, 2013, we amended and restated our Previous First Lien Credit Agreement. As amended and restated, the First Lien Credit Agreement matures on May 31, 2018. Availability under our First Lien Credit Agreement is subject to customary conditions and the then applicable borrowing base, initially set at $175 million and subject to periodic redetermination. The borrowing base under our First Lien Credit Agreement was reduced to $87.5 million as a result of the Senior Notes offering.

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

On March 26, 2013, we completed a private placement of 4,500,000 shares of Series B Convertible Preferred Stock, which were sold in a private offering to eligible purchasers. The issue price of each share of the Series B Convertible Preferred Stock was $50.00. We received net proceeds from the private placement of approximately $216.6 million, after deducting placement agent’s fees and offering costs payable by us of approximately $8.4 million.

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

SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I’s oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG’s general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for periods prior to December 19, 2011.  On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described in Note 11 of the notes to the condensed consolidated financial statements.

Our Properties

On May 31, 2013, we closed the Cotulla acquisition which significantly expanded our asset base and production in the Eagle Ford Shale.  We acquired approximately 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties of South Texas with 54 gross wells producing an estimated average of approximately 4,950 boe/d for the month of May 2013.  The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves.

Our Eagle Ford Shale acreage is comprised of approximately 9,500 net acres in Gonzales County, Texas, which we refer to as our Palmetto area, approximately 28,500 net acres in Zavala and Frio Counties, Texas, which we refer to as our Maverick area, approximately 57,100 net acres in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties, Texas, which we refer to as our Marquis area, and the recently-acquired approximately 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties, Texas, which we refer to as our Cotulla area.  We own all rights and depths on the majority of our Eagle Ford Shale acreage. We believe this acreage to be prospective for other zones, including the Buda Limestone, Austin Chalk and Pearsall Shale formations that lie above and below the Eagle Ford Shale.  We are currently evaluating these other zones, which may present us with additional drilling locations. Several of our existing wells are either producing from or have logged pay in the Buda Limestone and the Austin Chalk formations.

In addition, we have approximately 700 net acres in the Haynesville Shale in Natchitoches Parish, Louisiana. We do not currently anticipate spending any capital on our Haynesville acreage in the near future. The majority of our Haynesville leases are held by production, giving us and our partners the option to accelerate drilling should natural gas prices increase.

Finally, we had amassed approximately 82,000 net acres in northern Montana, which we believe may be prospective for the Heath, Three Forks and Bakken Shales.  Management has determined that we will not likely pursue any drilling activity on these leases and intends to seek buyers for the position or let the leases expire at the end of their original term.

Recent Developments

In August 2013, the Company announced the entry into agreements for the acquisition of approximately 40,000 net undeveloped acres in Mississippi and Louisiana covering the emerging TMS trend.  The acreage will be acquired from two sellers, one third party and one related party of the Company, for total consideration of approximately $70 million in cash and 342,760 common shares of the Company.  The closing of the transactions is subject to customary closing conditions and is expected to be completed sometime in August 2013.

Pursuant to the terms of the agreements, the Company will establish an AMI with its related party SR in the TMS.  As part of the transaction, the Company will acquire all of the working interests in the AMI owned by the third party plus a portion of SR’s working interests, resulting in the Company owning an undivided 50% working interest across the AMI through the TMS. The AMI holds rights to approximately 115,000 gross acres and 80,000 net acres.  The Company will further commit, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI and, at the Company’s election, it may carry SR in an additional 3 gross (1.5 net) TMS wells if it desires to participate in additional drilling within the AMI.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Three Months Ended		Increase (Decrease)
	June 30,		2013 vs 2012
	2013	2012	$	%
Net Production:
Oil (mbo)	541.1	61.6	479.5	778%
Natural gas liquids (mbbl)	83.7	0.1	83.6	*
Natural gas (mmcf)	469.7	98.8	370.9	375%
Total oil equivalent (mboe)	703.1	78.2	624.9	799%

Average Sales Price:
Oil ($ per bo) (1)	$101.42	$98.90	$2.52	3%
Natural gas liquids ($ per bbl)	$24.48	$28.76	$(4.28)	-15%
Natural gas ($ per mcf)	$4.61	$2.29	$2.32	101%
Oil equivalent ($ per boe) (1)	$84.05	$80.82	$3.23	4%

REVENUES:
Oil sales (1)	$54,872	$6,089	$48,783	801%
Natural gas liquids sales	2,047	5	2,042	*
Natural gas sales	2,166	227	1,939	854%
Total revenues	$59,085	$6,321	$52,764	835%

(1) Excludes the impact of oil derivative instruments.

* Not meaningful.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	June 30,
	2013	2012
Production:

Oil - mbo
Palmetto	260.6	50.9
Maverick	39.8	10.7
Marquis	166.2	—
Cotulla	74.5	—
Other	—	—
Total	541.1	61.6

Natural gas liquids - mbbl
Palmetto	48.8	0.1
Maverick	0.4	—
Marquis	19.5	—
Cotulla	15.0	—
Other	—	—
Total	83.7	0.1

Natural gas - mmcf
Palmetto	271.3	79.0
Maverick	2.1	—
Marquis	75.7	—
Cotulla	112.6	—
Other	8.0	19.8
Total	469.7	98.8

Net production volumes:
Total oil equivalent (mboe)	703.1	78.2
Average daily production (boe/d)	7,726.4	859.4

Net Production.  Production increased from 78.2 mboe in the three months ended June 30, 2012 to 703.1 mboe for the three months ended June 30, 2013 due to our drilling program as well as the Cotulla acquisition which was completed on May 31, 2013. The number of gross wells producing at the period end and the production for the periods were as follows:

	Three Months Ended June 30,
	2013		2012
	# Wells	mboe	# Wells	mboe
Palmetto	26	354.6	10	64.2
Maverick	14	40.6	5	10.7
Marquis	9	198.3	—	—
Cotulla	54	108.3	—	—
Other	1	1.3	1	3.3
Total	104	703.1	16	78.2

For the three months ended June 30, 2013, 77% of our production was oil, 12% was natural gas and 11% was NGLs compared to the three months ended June 30, 2012 production that was 79% oil, 21% natural gas and de minimis NGLs.

Average Sales Price.  Our average realized oil price for the three months ended June 30, 2013 increased to $101.42 per bo as compared to $98.90 per bo for the three months ended June 30, 2012. The average price realized for our natural gas production for the three months ended June 30, 2013 was $4.61 per mcf, 101% higher than the average sales price for the three months ended June 30, 2012 of $2.29 per mcf.  For the three months ended June 30, 2013 and 2012, our average NGLs price was $24.48 per bbl and $28.76 per bbl, respectively.

Revenues.  Oil and natural gas sales revenues totaled approximately $59.1 million and $6.3 million for the three months ended June 30, 2013 and 2012, respectively. Oil sales revenue for the three months ended June 30, 2013 increased approximately $48.8 million with $47.4 million attributable to the increase in production and $1.4 million due to the higher average sales price compared to the three months ended June 30, 2012. Natural gas sales revenue for the three months ended June 30, 2013 increased approximately $1.9 million with $0.8 million attributable to the increase in production and $1.1 million due to the higher average sales price compared to the three months ended June 30, 2012. NGLs sales revenue for the three months ended June 30, 2013 increased approximately $2.0 million with $2.4 million attributable to the increase in production partially offset by $0.4 million due to the lower average sales price compared to the three months ended June 30, 2012.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	June 30,		2013 vs 2012
	2013	2012	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$6,813	$630	$6,183	981%
Production and ad valorem taxes	3,361	562	2,799	498%
Depreciation, depletion, amortization and accretion:
Depreciation, depletion and amortization	24,576	2,464	22,112	897%
Accretion expense	47	3	44	*
General and administrative (inclusive of stock-based compensation expense of $4,578 and $19,994, respectively, for the three months ended June 30, 2013 and 2012)	12,632	22,353	(9,721)	-43%
Total operating costs and expenses	47,429	26,012	21,417	82%

Interest and other income	51	11	40	364%
Interest expense	(7,069)	—	(7,069)	*
Realized and unrealized gains on derivative instruments	4,252	4,033	219	5%
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 981% to approximately $6.8 million for the three months ended June 30, 2013 as compared to $0.6 million for the same period in 2012. The increase in oil and natural gas production expenses in the first quarter of 2013 compared to the same period of 2012 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale as well as the Cotulla acquisition which was completed on May 31, 2013.  Our average production expenses increased from $8.05 per boe during the three months ended June 30, 2012 to $9.69 per boe for the three months ended June 30, 2013.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $3.4 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. The increase in production and ad valorem taxes in the second quarter of 2013 compared to the same period in 2012 was due to the significant increase in production volumes over the periods. Our average production and ad valorem taxes decreased from $7.19 per boe during the three months ended June 30, 2012 to $4.78 per boe for the three months ended June 30, 2013.

Depreciation, Depletion, Amortization and Accretion.  Depreciation, depletion, amortization and accretion (“DD&A”) reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense. Our DD&A expense for the second quarter of 2013 increased approximately $22.1 million to $24.6 million ($35.03 per boe) from $2.5 million ($31.55 per boe) in the second quarter of 2012.  This increase in the depletion rate primarily resulted from a substantial increase in the basis of our oil and natural gas properties, including $863.9 million in future development costs for the proved undeveloped reserves, which was an increase of 113% over the June 30, 2012 estimate of $405.1 million.  Estimated reserves at June 30, 2013 were 186% higher than at June 30, 2012.  Higher production for the second quarter of 2013 as compared to the same period in 2012 resulted in a $19.7 million increase in expense and the change in the depletion rate resulted in a $2.4 million increase in expense.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock-based compensation expense, totaled $12.6 million for the three months ended June 30, 2013 compared to $22.4 million for the same period in 2012.  Excluding the stock-based compensation, G&A expenses for the three months ended June 30, 2013 and 2012 were $8.1 million and $2.4 million, respectively.  This increase was due to higher legal costs, primarily related to acquisitions, additional costs for added personnel of SOG performing services for the Company, and consulting services.  Our G&A expenses, excluding stock-based compensation expense, decreased from $30.17 per boe during the three months ended June 30, 2012 to $11.46 per boe for the three months ended June 30, 2013.  For the three months ended June 30, 2013 and 2012, we recorded non-cash stock-based compensation expense of approximately $4.6 million and $20.0 million, respectively.  The non-cash stock-based compensation expense in the second quarter of 2012 was due primarily to the rescission and cancellation of 1.1 million shares of restricted stock.  For the restricted stock awards granted to non-employees that were rescinded and cancelled, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense.  At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share, which when offset by other stock-based compensation expense of $2.4 million, resulted in $20.0 million in stock-based compensation expense for the three months ended June 30, 2012.

Interest Expense.  For the three months ended June 30, 2013, interest expense totaled $7.1 million and included $4.4 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the termination of the Second Lien Term Credit Agreement and the commitment for the bridge loan credit facility during the period.  We did not incur any interest expense for the three months ended June 30, 2012.

Commodity Derivative Transactions.  We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended June 30, 2013, we recognized a $5.0 million unrealized gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $0.7 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the three months ended June 30, 2012, we recognized a $4.3 million unrealized gain related to the change in fair value of our derivative contracts and a $0.3 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Six Months Ended		Increase (Decrease)
	June 30,		2013 vs 2012
	2013	2012	$	%
Net Production:
Oil (mbo)	818.0	131.2	686.8	523%
Natural gas liquids (mbbl)	125.2	0.2	125.0	*
Natural gas (mmcf)	688.2	187.8	500.4	266%
Total oil equivalent (mboe)	1,057.9	162.7	895.2	550%

Average Sales Price:
Oil ($ per bo) (1)	$102.94	$103.27	$(0.33)	0%
Natural gas liquids ($ per bbl)	$23.78	$30.44	$(6.66)	-22%
Natural gas ($ per mcf)	$4.28	$2.19	$2.09	95%
Oil equivalent ($ per boe) (1)	$85.19	$85.83	$(0.64)	-1%

REVENUES:
Oil sales (1)	$84,199	$13,550	$70,649	521%
Natural gas liquids sales	2,976	7	2,969	*
Natural gas sales	2,946	412	2,534	615%
Total revenues	$90,121	$13,969	$76,152	545%

(1) Excludes the impact of oil derivative instruments.

* Not meaningful.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Six Months Ended
	June 30,
	2013	2012
Production:

Oil - mbo
Palmetto	415.4	114.0
Maverick	94.7	17.2
Marquis	233.4	—
Cotulla	74.5	—
Other	—	—
Total	818.0	131.2

Natural gas liquids - mbbl
Palmetto	87.1	0.2
Maverick	3.0	—
Marquis	20.0	—
Cotulla	15.1	—
Other	—	—
Total	125.2	0.2

Natural gas - mmcf
Palmetto	442.2	138.7
Maverick	2.5	—
Marquis	114.7	—
Cotulla	112.6	—
Other	16.2	49.1
Total	688.2	187.8

Net production volumes:
Total oil equivalent (mboe)	1,057.9	162.7
Average daily production (boe/d)	5,844.8	894.2

Net Production.  Production increased from 162.7 mboe in the six months ended June 30, 2012 to 1,057.9 mboe for the six months ended June 30, 2013 due to our drilling program as well as the Cotulla acquisition which was completed on May 31, 2013. The number of gross wells producing at the period end and the production for the periods were as follows:

	Six Months Ended June 30,
	2013		2012
	# Wells	mboe	# Wells	mboe
Palmetto	26	576.2	10	137.3
Maverick	14	98.1	5	17.2
Marquis	9	272.5	—	—
Cotulla	54	108.4	—	—
Other	1	2.7	1	8.2
Total	104	1,057.9	16	162.7

For the six months ended June 30, 2013, 77% of our production was oil, 12% was natural gas and 11% was NGLs compared to the six months ended June 30, 2012 production that was 81% oil, 19% natural gas and de minimis NGLs.

Average Sales Price.  Our average realized oil price for the six months ended June 30, 2013 decreased to $102.94 per bo as compared to $103.27 per bo for the six months ended June 30, 2012. The average price realized for our natural gas production for the six months ended June 30, 2013 was $4.28 per mcf, 95% higher than the average sales price for the six months ended June 30, 2012 of $2.19 per mcf.  For the six months ended June 30, 2013 and 2012, our average NGLs price was $23.78 per bbl and $30.44 per bbl, respectively.

Revenues.  Oil and natural gas sales revenues totaled approximately $90.1 million and $14.0 million for the six months ended June 30, 2013 and 2012, respectively. Oil sales revenue for the six months ended June 30, 2013 increased approximately $70.6 million with $70.9 million attributable to the increase in production partially offset by $0.3 million due to the lower average sales price compared to the six months ended June 30, 2012. Natural gas sales revenue for the six months ended June 30, 2013 increased approximately $2.5 million with $1.1 million attributable to the increase in production and $1.4 million due to the higher average sales price compared to the six months ended June 30, 2012. NGLs sales revenue for the six months ended June 30, 2013 increased approximately $3.0 million with $3.8 million attributable to the increase in production partially offset by $0.8 million due to the lower average sales price compared to the six months ended June 30, 2012.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

	Six Months Ended		Increase (Decrease)
	June 30,		2013 vs 2012
	2013	2012	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$10,072	$1,405	$8,667	617%
Production and ad valorem taxes	5,411	956	4,455	466%
Depreciation, depletion, amortization and accretion:
Depreciation, depletion and amortization	37,927	4,706	33,221	706%
Accretion expense	69	5	64	*
General and administrative (inclusive of stock-based compensation expense of $7,712 and $23,964, respectively, for the six months ended June 30, 2013 and 2012)	20,369	28,607	(8,238)	-29%
Total operating costs and expenses	73,848	35,679	38,169	107%

Interest and other income	72	19	53	279%
Interest expense	(8,153)	—	(8,153)	*
Realized and unrealized gains on derivative instruments	624	3,000	(2,376)	-79%
Income tax expense	—	—	—	*

* Not meaningful.

Oil and Natural Gas Production Expenses.   Our oil and natural gas production expenses increased 617% to approximately $10.1 million for the six months ended June 30, 2013 as compared to $1.4 million for the same period in 2012. The increase in oil and natural gas production expenses in the six months ended June 30, 2013 compared to the same period of 2012 is directly attributable to the increase in production from our increased drilling activities in the Eagle Ford Shale as well as the Cotulla acquisition which was completed on May 31, 2013.  Our average production expenses increased from $8.63 per boe during the six months ended June 30, 2012 to $9.52 per boe for the six months ended June 30, 2013.

Production and Ad Valorem Taxes.   Our production and ad valorem taxes totaled $5.4 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase in production and ad valorem taxes in the six months ended June 30,

2013 compared to the same period in 2012 was due to the significant increase in production volumes over the periods. Our average production and ad valorem taxes decreased from $5.88 per boe during the six months ended June 30, 2012 to $5.12 per boe for the six months ended June 30, 2013.

Depreciation, Depletion, Amortization and Accretion.   Our DD&A expense for the six months ended June 30, 2013 increased approximately $33.2 million to $38.0 million ($35.92 per boe) from $4.7 million ($28.94 per boe) in the same period of 2012.  For a discussion of our DD&A expense, see  “- Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 — Costs and Operating Expenses — Depreciation, Depletion, Amortization and Accretion.”

General and Administrative Expenses.  Our G&A expenses, including stock-based compensation expense, totaled $20.4 million for the six months ended June 30, 2013 compared to $28.6 million for the same period in 2012.  Excluding the stock-based compensation, G&A expenses for the six months ended June 30, 2013 and 2012 were $12.7 million and $4.6 million, respectively.  This increase was due to higher legal costs, primarily related to acquisitions, additional costs for added personnel of SOG performing services for the Company, and consulting services. Our average G&A expenses, excluding stock-based compensation expense, decreased from $28.53 per boe during the six months ended June 30, 2012 to $11.97 per boe for the six months ended June 30, 2013.  For the six months ended June 30, 2013 and 2012, we recorded non-cash stock-based compensation expense of approximately $7.7 million and $24.0 million, respectively.  For a discussion of our general and administrative expenses, see  “- Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 — Costs and Operating Expenses — General and Administrative Expenses.”

Interest Expense.  For the six months ended June 30, 2013, interest expense totaled $8.2 million and included $4.6 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the termination of the Second Lien Term Credit Agreement and the commitment for the bridge loan credit facility during the period.  We did not incur any interest expense for the six months ended June 30, 2012.

Commodity Derivative Transactions.   During the six months ended June 30, 2013, we recognized a $2.1 million unrealized gain on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $1.5 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the six months ended June 30, 2012, we recognized a $3.7 million unrealized gain related to the change in fair value of our derivative contracts and a $0.7 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.

Income Tax Expense.   For a discussion of our income tax expense, see  “- Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 — Costs and Operating Expenses — Income Tax Expense.”

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

As of June 30, 2013, our critical accounting policies were consistent with those discussed in our 2012 Annual Report.

Effective December 19, 2011, we began accounting for income taxes using the asset and liability method.  Deferred tax assets and liabilities arise from the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  Valuation allowances are established when necessary to reduce the deferred tax asset to the amount more likely than not to be recovered.  We believe that after considering all the available evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, there is insufficient evidence to determine that it is more likely than not that the deferred tax assets will be realized and therefore we have established a full valuation allowance to reduce the net deferred tax assets to zero at June 30, 2013 and December 31, 2012.  We will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, fair value accounting for acquisitions, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses.  Actual results could differ materially from those estimates.

Liquidity and Capital Resources

As of June 30, 2013, we had approximately $226.6 million in cash, $25 million in investments, and $400 million of indebtedness.

On November 16, 2012, we and our subsidiaries, SEP Holdings III and Marquis LLC (collectively referred to with us as the Original Borrowers), entered into the Previous First Lien Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, as borrowers, Capital One, National Association, as administrative agent, sole lead arranger and sole book runner, and each of the other lenders party thereto. The Previous First Lien Credit Agreement provided for a $250 million revolving credit facility which was to mature November 16, 2015 and was secured by a senior lien on substantially all of the assets of the Original Borrowers. The borrowing base under the Previous First Lien Credit Agreement, initially set at $27.5 million, was increased to $95 million on February 21, 2013.

Also on November 16, 2012, we entered into the Second Lien Term Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, as borrowers, Macquarie Bank Limited, as administrative agent, sole lead arranger and sole book runner, and the other lenders party thereto. The Second Lien Term Credit Agreement provided for a $250 million term loan facility which was to mature May 16, 2016 and was secured by a lien on substantially all of the assets of the Original Borrowers that was junior to the liens on such assets under the Previous First Lien Credit Agreement. The Second Lien Term Credit Agreement provided for an initial commitment of $50 million, subject to customary conditions, with the remaining commitments subject to the approval of the lenders and other customary conditions.  We borrowed $50 million under the Second Lien Term Credit Agreement in January 2013.

On May 31, 2013, the Original Borrowers and our new subsidiary, SN Cotulla (collectively referred to with us as the Borrowers), entered into the First Lien Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent, and RBC Capital Markets as sole lead arranger and sole book runner and each of the other lenders party thereto. The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement (but not to repay or pay off such debt) and to, among other things, (i) replace Capital One with  Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, (iii) increase the borrowing base to $175 million, and (iv) make certain other amendments.  The Borrowers’ obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of our existing and future subsidiaries not designated as ‘‘unrestricted subsidiaries,’’ including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which was initially set at $175 million and is subject to periodic redetermination. The borrowing base is also subject to reduction by 25% of the amount of the increase in the Borrowers’ net debt (taking into consideration any required repayment of debt) resulting from the issuance of certain debt, including pursuant to the issuance of the Senior Notes. The borrowing base can be redetermined up or down by the lenders based on, among other things, their evaluation of our oil and natural gas reserves.  The next redetermination of the borrowing base is scheduled to occur on or before October 1, 2013, with other redeterminations scheduled to occur quarterly through July 1, 2014 and then semi-annually thereafter on April 1 and October 1 of each year.

On May 31, 2013, the Borrowers entered into several conforming and technical amendments to the Second Lien Term Credit Agreement. Pursuant to its terms, the First Lien Credit Agreement matures on May 31, 2018.  However, the First Lien Credit Agreement would mature on November 16, 2015 if the Second Lien Term Credit Agreement were not repaid in full on or before November 16, 2015. On May 31, 2013, we borrowed $96 million under the First Lien Credit Agreement.  We used proceeds from this borrowing to repay the $90 million outstanding under the Previous First Lien Credit Agreement.  On June 13, 2013, we used proceeds from our Senior Note offering to repay the $96 million outstanding under the First Lien Credit Agreement and the $50 million outstanding under the Second Lien Term Credit Agreement.  The Second Lien Term Credit Agreement was retired with no further availability. On July 3, 2013, Macquarie Bank Limited novated its rights and obligations under hedging agreements with us to Société Générale, a lender under the First Lien Credit Agreement. The borrowing base on the First Lien Credit Agreement was reduced to $87.5 million following the issuance of the Senior Notes.  The borrowing base is currently being reviewed and we expect it to increase to a range of $150 to $175 million upon completion of the review process.

On June 13, 2013, we completed our private offering to eligible purchasers of $400 million in aggregate principal amount of Senior Notes. The Senior Notes will mature on June 15, 2021, and interest is payable on each June 15 and December 15, commencing December 15, 2013. After the initial purchasers’ discount and related offering expenses of approximately $12 million, we received net proceeds of approximately $388 million, which were used to repay all of the approximately $96 million in borrowings outstanding under our First Lien Credit Agreement and to retire our Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding.

The Senior Notes are our senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The Senior Notes rank senior in right of payment to our future subordinated indebtedness. The Senior Notes are effectively junior in right of payment to all of our existing and future secured debt (including under the First Lien Credit Agreement) to the extent of the value of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Subsidiary Guarantors. To the extent set forth in the indenture governing the Senior Notes, certain of our subsidiaries will be required to fully and unconditionally guarantee the Senior Notes on a joint and several senior unsecured basis in the future.

We expect to use our cash on hand, our internally generated cash flow from operations, and the proceeds from the Senior Notes offering to fund our planned capital expenditures through the end of 2013. Our revised capital budget for 2013 projects an investment of $420 million of development capital to drill 72 gross (53 net) Eagle Ford Shale wells and a further $55 million for facilities, leasing and seismic activities. This 2013 capital budget of $475 million represents an increase of 179% over our capital spending during 2012 of $170 million and 37% over our initial 2013 spending plan of $347 million, largely as a result of our completion of the Cotulla acquisition on May 31, 2013.

Cash Flows

Our cash flows for the six months ended June 30, 2013 and 2012 (in thousands) are as follows:

	Six Months Ended
	June 30,
	2013	2012
Cash Flow Data:
Net cash provided by operating activities	$68,841	$13,492
Net cash used in investing activities	$(482,035)	$(41,803)
Net cash provided by financing activities	$589,489	$—

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was approximately $68.8 million for the six months ended June 30, 2013 compared to $13.5 million for the same period in 2012. The increase in net cash provided by operating activities for the six months ended June 30, 2013 was due primarily to higher revenue resulting from an increase in production as well as higher accounts payable for the current year compared to the same period in 2012.

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled approximately $482.0 million for the six months ended June 30, 2013 compared to $41.8 million for the same period in 2012.  Capital expenditures for leasehold and drilling activities for the six months ended June 30, 2013 totaled $175.2 million, primarily associated with the drilling and completing of 72 wells.  We paid cash of approximately $291.9 million for the oil and natural gas properties acquired from Hess and other immaterial acquisitions of oil and natural gas properties.  We paid cash of approximately $25 million to purchase held-to-maturity investments.  In addition, we invested $1.5 million in computer and other equipment.  Partially offsetting these costs were proceeds of

$11.6 million from the sale of marketable securities.  For the six months ended June 30, 2012, we incurred capital expenditures of $41.8 million, primarily associated with the drilling and completing of 72 wells and had no other investing activities.

Net Cash Provided by Financing Activities.  During the six months ended June 30, 2013, we received net proceeds from the private placement of preferred stock of approximately $216.6 million, after deducting placement agent’s fees and offering costs payable by us of approximately $8.4 million.  We also received net proceeds of approximately $388 million from the private placement of our Senior Notes, consisting of gross proceeds of $400 million and debt issuance costs of approximately $11.8 million included in the $18.5 million discussed below.  During the first quarter of 2013, we borrowed $50 million under our Second Lien Term Credit Agreement.  On May 30, 2013, we borrowed $90 million under our Previous First Lien Credit Agreement. On May 31, 2013, we borrowed $96 million under our First Lien Credit Agreement, and used the proceeds to repay the $90 million borrowed under our Previous First Lien Credit Agreement.  The outstanding borrowings under our First Lien Credit Agreement and Second Lien Term Credit Agreement were repaid during the second quarter of 2013 with proceeds from the Senior Notes offering.  Other financing costs for the six months ended June 30, 2013 included $18.5 million for debt issuance costs, $7.6 million paid for preferred dividends and $1.0 million paid for the purchase of common stock to settle taxes on the vesting of employee stock grants.  During the six months ended June 30, 2012, we used our cash and internally generated cash flow to fund our operating activities and, as such, no net cash flows were provided by financing activities.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

At June 30, 2013, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, deferred premiums on our commodity hedging contracts, and asset retirement obligations. The material changes in our contractual obligations during the six months ended June 30, 2013 included (i) the repayment of all of the approximately $96 million in borrowings outstanding under our First Lien Credit Agreement, (ii) the retirement of our Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding thereunder, (iii) the issuance of our Senior Notes, and (iv) the recognition of asset retirement obligations related to our properties.  The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Senior Notes	$—	$—	$—	$400,000	$400,000
Interest expense (1)	32,533	62,000	62,000	93,000	249,533
Derivative liabilities (2)	1,001	—	—	—	1,001
Asset retirement obligations (3)	—	—	—	2,932	2,932
Total	$33,534	$62,000	$62,000	$495,932	$653,466

(1) Represents estimated interest payments that will be due under the 7.750% $400 million Senior Notes that will mature on June 15, 2021.

(2) Represents payments due for deferred premiums on our commodity hedging contracts.  See Note 8 - Derivative Instruments in the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3) Amounts represent our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 10 - Asset Retirement Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

•                  Income tax expense (benefit);

•                  Depreciation, depletion and amortization;

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$8,890	$(15,647)	$8,816	$(18,691)
Plus:
Interest expense	7,069	—	8,153	—
Unrealized gains on derivative instruments	(4,967)	(4,286)	(2,085)	(3,698)
Depreciation, depletion, amortization and accretion	24,623	2,467	37,996	4,711
Stock-based compensation	4,578	19,994	7,712	23,964
Acquisition costs included in G&A	3,069	—	3,685	—
Less:
Interest income	(51)	(11)	(72)	(19)
Adjusted EBITDA	$43,211	$2,517	$64,205	$6,267

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net cash provided by operating activities	$28,995	$6,755	$68,841	$13,492
Net change in operating assets and liabilities	8,487	(4,227)	(11,802)	(7,206)
Interest (income) expense, net	2,660	(11)	3,481	(19)
Acquisition costs included in G&A	3,069	—	3,685	—
Adjusted EBITDA	$43,211	$2,517	$64,205	$6,267

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

Less:

•                  Preferred stock dividends

•                  Unrealized gains on derivatives; and

•                  Other non-recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$8,890	$(15,647)	$8,816	$(18,691)
Less: Preferred stock dividends	(5,484)	—	(7,556)	—

Net income (loss) attributable to common shares and participating securities	3,406	(15,647)	1,260	(18,691)
Plus:
Unrealized gains on derivative instruments	(4,967)	(4,286)	(2,085)	(3,698)
Stock-based compensation	4,578	19,994	7,712	23,964
Acquisition costs included in general and administrative	3,069	—	3,685	—

Adjusted net income	6,086	61	10,572	1,575
Adjusted net income allocable to participating securities	(284)	(3)	(467)	(65)
Adjusted net income attributable to common stockholders	$5,802	$58	$10,105	$1,510

Adjusted net income per common share - basic and diluted (1)	$0.17	$—	$0.30	$0.05

Weighted average number of unrestricted outstanding common shares used to calculate adjusted net income per common share	33,485	33,000	33,292	33,000
Dilutive shares (1)	—	—	—	—
Denominator for diluted adjusted net income per common share	33,485	33,000	33,292	33,000

(1)         The three and six months ended June 30, 2013 excludes 208,130 and 539,141 shares of weighted average restricted stock and 17,491,500 and 12,466,950 shares of common stock, respectively, resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

As of June 30, 2013, we had the following crude oil swaps and put spreads covering anticipated future production as indicated below:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
July 1, 2013 - December 31, 2013	Put Spread	184,000	$95.00	$75.00
July 1, 2013 - December 31, 2013	Swap	92,000	$97.10	n/a
July 1, 2013 - December 31, 2013	Swap	184,000	$88.90	n/a
July 1, 2013 - December 31, 2013	Put Spread	184,000	$90.00	$75.00
July 1, 2013 - December 31, 2013	Swap	138,000	$94.50	n/a
July 1, 2013 - December 31, 2013	Swap	138,000	$95.25	n/a
July 1, 2013 - December 31, 2013	Swap	184,000	$96.80	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$91.35	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$92.45	n/a

As of June 30, 2013, we had the following three-way collar crude oil contracts that combine a long and short put with a short call as indicated below:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
January 1, 2014 - December 31, 2014	547,500	$65.00	$85.00	$102.25	NYMEX West Texas Intermediate crude
January 1, 2014 - December 31, 2014	365,000	$75.00	$95.00	$107.50	Louisiana light sweet crude

At June 30, 2013, the fair value of our commodity derivative contracts was a net asset of approximately $3.3 million, of which $1.2 million settles during the next twelve months.  A 10% increase in the oil index price above the June 30, 2013 price would result in a decrease in the fair value of our commodity derivative contracts of approximately $14.8 million; conversely, a 10% decrease in the oil index price would result in an increase of approximately $21.7 million.

Interest Rate Risk

There is currently no usage under our First Lien Credit Facility.  Our Senior Notes bear a fixed interest rate of 7.750% with an expected maturity date of June 15, 2021, and we had $400 million outstanding as of June 30, 2013.We currently do not have any interest rate derivative contracts in place.  If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Item 1A.  Risk Factors

Consider carefully the risk factors included below, as well as those under the caption “Risk Factors” under Part I, Item 1A in our 2012 Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2012 Annual Report; and in our other public filings, press releases, and public discussions with our management.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flows to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our credit facility and the indenture governing the Senior Notes contain restrictions on our ability to dispose of assets and our use of any of the proceeds. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations.

In addition, if we cannot make scheduled payments on our debt, we will be in default and, as a result:

•                  our debt holders could declare all outstanding principal and interest to be due and payable;

•                  the lenders under our revolving credit facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings; and

•                  we could be forced into bankruptcy or liquidation.

We may be able to incur substantially more debt. This could exacerbate the risks associated with our indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our credit facility. As of June 30, 2013, we had $400 million of debt outstanding, all of which was attributable to the Senior Notes, and a borrowing base of $87.5 million under our credit facility, all of which was available for future revolver borrowings. Our increased indebtedness resulting from the Cotulla acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We will be subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under such facility, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any interest rate hedging arrangements with respect to our credit facilities, nor are any contemplated in the future. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition and results of operations.

Restrictive covenants may adversely affect our operations.

Our credit facility and the indenture governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including our ability, among other things, to:

•                  incur or assume additional debt or provide guarantees in respect of obligations of other persons;

•                  issue redeemable stock and preferred stock;

•                  pay dividends or distributions or redeem or repurchase capital stock;

•                  prepay, redeem or repurchase certain debt;

•                  make loans and investments;

•                  create or incur liens;

•                  restrict distributions from our subsidiaries;

•                  sell assets and capital stock of our subsidiaries;

•                  consolidate or merge with or into another entity, or sell all or substantially all of our assets; and

•                  enter into new lines of business.

A breach of the covenants under the indenture governing the Senior Notes or under our credit facility could result in an event of default under the applicable indebtedness. An event of default may allow the creditors to accelerate the related debt and may result in an acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our credit facility would permit the lenders under the facility to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our credit facility could proceed against the collateral granted to them to secure that debt.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Each exhibit identified below is filed or furnished as part of this report.

2.1

Purchase and Sale Agreement by and between Hess Corporation, as Seller, and Sanchez Energy Corporation, as Buyer, dated March 18, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).*

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sanchez Energy Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 28, 2013, and incorporated herein by reference).

4.1

Indenture, dated as of June 13, 2013, among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of June 13, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

10.1

Amended and Restated Credit Agreement dated as of May 31, 2013 among Sanchez Energy Corporation, SEP Holdings III, LLC, SN Marquis LLC, and SN Cotulla Assets, LLC, as borrowers, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, RBC Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).

10.2

Purchase Agreement, dated June 10, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

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

(a)           Filed herewith.

(b)           Furnished herewith.

*                                         The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request. Descriptions of such exhibits and schedules are on pages iv and v of the Purchase and Sale Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2013.

SANCHEZ ENERGY CORPORATION

By:	/s/ Michael G. Long
Michael G. Long
Senior Vice President and Chief Financial Officer