Form 10-Q
period 2013-09-30
Sanchez Energy Corp
filed 2013-11-08
CIK 1528837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of November 6, 2013: 46,359,613.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including statements relating to successfully closing our announced acquisitions, the anticipated benefits of our acquisitions, any planned takeover of operations, future down-spacing and movement to pad drilling to further reduce costs and to produce additional upside potential and other aspects of any proposed acquisitions.  These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management.  When used in this Quarterly Report on Form 10-Q, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows are forward-looking statements.  Forward-looking statements are not guarantees of performance.  Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control.  Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct.  Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

•                  our ability to successfully execute our business and financial strategies;

•                  our ability to replace the reserves we produce through drilling and property acquisitions;

•                  the realized benefits of the acquisition of SN Marquis LLC (“Marquis LLC”), the acreage acquired in the Tuscaloosa Marine Shale (the “TMS transactions”), the acquisition of assets from Hess Corporation (“Hess”, and such acquisition transaction, the “Cotulla acquisition’’) and liabilities assumed in connection therewith, and the acquisition of the Wycross properties and other assets and liabilities assumed in connection therewith (the “Wycross acquisition”);

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

Sanchez Energy Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$479,999	$50,347
Investments	10,000	11,591
Oil and natural gas receivables	36,565	10,435
Joint interest billing receivables	3,452	—
Fair value of derivative instruments	40	2,145
Deferred tax asset	7,520	—
Other current assets	739	438
Total current assets	538,315	74,956
Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	268,556	138,937
Proved oil and natural gas properties	868,284	232,523
Total oil and natural gas properties	1,136,840	371,460
Less: Accumulated depreciation, depletion, amortization and impairment	(98,729)	(22,605)
Total oil and natural gas properties, net	1,038,111	348,855

Other assets:
Debt issuance costs, net	19,869	2,595
Fair value of derivative instruments	423	—
Other assets	2,575	168

Total assets	$1,599,293	$426,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,779	$—
Accounts payable - related entities	782	13,454
Other payables	2,973	—
Accrued liabilities	110,084	44,828
Dividends payable	5,485	—
Fair value of derivative instruments	7,033	1,003
Total current liabilities	153,136	59,285
Long term debt, net of discount	593,032	—
Asset retirement obligations	3,507	546
Deferred tax liability	3,852	—
Other non-current liabilities	478	—
Total liabilities	754,005	59,831

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 3,000,000 shares of 4.875% Cumulative Perpetual Convertible, Series A, issued and outstanding as of each of September 30, 2013 and December 31, 2012, respectively; 4,500,000 and zero shares of 6.500% Cumulative Perpetual Convertible, Series B, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	75	30
Common stock ($0.01 par value, 150,000,000 shares authorized; 46,350,513 and 33,762,400 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	464	338
Additional paid-in capital	863,805	385,086
Accumulated deficit	(19,056)	(18,711)
Total stockholders’ equity	845,288	366,743

Total liabilities and stockholders’ equity	$1,599,293	$426,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Oil sales	$87,436	$12,308	$171,635	$25,858
Natural gas liquids sales	3,190	3	6,166	10
Natural gas sales	3,574	182	6,520	594
Total revenues	94,200	12,493	184,321	26,462

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	11,026	610	21,098	2,015
Production and ad valorem taxes	5,531	613	10,942	1,569
Depreciation, depletion, amortization and accretion	38,372	4,580	76,368	9,291
General and administrative (inclusive of stock-based compensation expense of $6,657 and $836, respectively, for the three months ended September 30, 2013 and 2012, and $14,369 and $24,800, respectively, for the nine months ended September 30, 2013 and 2012)	15,195	2,844	35,564	31,451

Total operating costs and expenses	70,124	8,647	143,972	44,326

Operating income (loss)	24,076	3,846	40,349	(17,864)

Other income (expense):
Interest and other income	32	12	104	31
Interest expense	(9,460)	—	(17,613)	—
Realized and unrealized gains (losses) on derivative instruments	(14,436)	(2,191)	(13,812)	809

Income (loss) before income taxes	212	1,667	9,028	(17,024)

Income tax benefit	3,668	—	3,668	—

Net income (loss)	3,880	1,667	12,696	(17,024)

Less:
Preferred stock dividends	(5,485)	(264)	(13,041)	(264)
Net income allocable to participating securities	—	(21)	—	—

Net income (loss) attributable to common stockholders	$(1,605)	$1,382	$(345)	$(17,288)

Net income (loss) per common share - basic and diluted	$(0.05)	$0.04	$(0.01)	$(0.52)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted	34,737	33,000	33,651	33,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2013 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2012	3,000	$30	—	$—	33,762	$338	$385,086	$(18,711)	$366,743

Common shares issued, net of offering costs of $12,422	—	—	—	—	11,040	111	241,387	—	241,498

Issuance of Series B Preferred Stock, net of offering costs of $8,439	—	—	4,500	45	—	—	216,516	—	216,561

Preferred stock dividends	—	—	—	—	—	—	—	(13,041)	(13,041)

Purchase of oil and natural gas properties for common stock	—	—	—	—	343	3	7,517	—	7,520

Restricted stock awards, net of forfeitures	—	—	—	—	1,257	13	(13)	—	—

Purchases of common stock	—	—	—	—	(52)	(1)	(1,057)	—	(1,058)

Stock-based compensation	—	—	—	—	—	—	14,369	—	14,369

Net income	—	—	—	—	—	—	—	12,696	12,696

BALANCE, September 30, 2013	3,000	$30	4,500	$45	46,350	$464	$863,805	$(19,056)	$845,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,696	$(17,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	76,368	9,291
Stock-based compensation	14,369	24,800
Unrealized losses (gains) on derivative instruments	6,820	(1,594)
Amortization of deferred financing costs and debt discount	5,862	—
Deferred taxes	(3,668)	—
Changes in operating assets and liabilities:
Accounts receivable	(29,903)	(3,114)
Other current assets	(301)	(214)
Price risk management activities, net	3,484	(618)
Accounts payable	8,427	—
Accounts payable - related entities	(12,672)	13,402
Other payables	829	—
Accrued liabilities	26,413	1,266
Net cash provided by operating activities	108,724	26,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(295,670)	(88,798)
Payments for other property and equipment	(1,665)	—
Acquisitions of oil and natural gas properties	(402,669)	—
Purchases of investments	(10,000)	(11,583)
Sale of investments	11,591	—
Net cash used in investing activities	(698,413)	(100,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	236,000	—
Repayment of borrowings	(236,000)	—
Issuance of senior notes, net of discount	593,000	—
Issuance of common stock	253,920
Issuance of preferred stock	225,000	150,000
Payments for stock offering costs	(20,861)	(5,488)
Financing costs	(23,104)	—
Preferred dividends paid	(7,556)	—
Purchase of common stock	(1,058)	—
Net cash provided by financing activities	1,019,341	144,512

Increase in cash and cash equivalents	429,652	70,326
Cash and cash equivalents, beginning of period	50,347	63,041
Cash and cash equivalents, end of period	$479,999	$133,367

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$2,833	$205
Change in accrued capital expenditures	38,842	23,207
Capital expenditures in accounts payable	18,352	—
Deferred premium liabilities	718	563
Purchase of oil and natural gas properties in exchange for common stock	7,520	—
Accrued preferred stock dividends	5,485	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,020	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1.   Organization

Sanchez Energy Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms) is an independent exploration and production company focused on the acquisition, exploration, and development of unconventional oil and natural gas resources onshore along the U.S. Gulf Coast, primarily in the Eagle Ford Shale in South Texas. As of September 30, 2013, the Company had accumulated acreage in the Eagle Ford Shale in Gonzales, Zavala, Frio, Fayette, Lavaca, Atascosa, Webb, DeWitt, Dimmit and LaSalle Counties of South Texas.  In August 2013, the Company added undeveloped acreage targeting the Tuscaloosa Marine Shale (“TMS”) located in Southwest Mississippi and Southeast Louisiana.  In addition, the Company has some minor property interests located in the Haynesville Shale in north central Louisiana.

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

Also in connection with its IPO, the Company entered into a contribution agreement whereby it acquired 100% of the limited liability company interests in Marquis LLC, which owns evaluated and unevaluated properties in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties of South Texas (the “Marquis Assets”) in exchange for 909,091 shares of the Company’s common stock, valued at $20.0 million, and approximately $89.0 million in cash from the proceeds of the IPO. The acquisition was accounted for as a purchase of assets and recorded at cost at the acquisition date.

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

On June 19, 2012 and September 17, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of the Company’s common stock that SEP I owned to the partners of SEP I (the “Distribution”).  The 21,932,659 shares of common stock distributed to SEP I’s partners constituted 66.5% of the then issued and outstanding shares of the Company’s common stock.  The Distribution was a return on SEP I’s partners’ capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of the Company’s common stock distributed.  Since June 19, 2012, the Company has not been under common control with SEP I.

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

As of September 30, 2013, the Company’s significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company’s consolidated financial statements contained in its 2012 Annual Report, as supplemented by the significant accounting policy set forth below.

Our acquisitions, except those acquisitions made between entities under common control, are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in operating costs and expenses in the accompanying condensed consolidated statements of operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

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

Note 3. Acquisitions

Our acquisitions, except those acquisitions made between entities under common control, are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in operating costs and expenses in the accompanying condensed consolidated statements of operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

Tuscaloosa Marine Shale (“TMS”) Asset Purchase

In August 2013, the Company completed its acquisition of assets, which consisted of undeveloped acreage in Mississippi and Louisiana covering the emerging TMS trend, from three sellers (two third parties and one related party of the Company) for total consideration of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million.  The total consideration provided to SR Acquisition I, LLC (together with its parent company Sanchez Resources, LLC, where applicable, “SR”), an affiliate of the Company, was $14.4 million, and included $0.9 million in customary closing adjustments.  The acquisitions were accounted for as the purchase of assets at cost at the acquisition date.

Pursuant to the terms of the agreements, the Company established an Area of Mutual Interest (“AMI”) with SR in the TMS.  As part of the transactions, the Company acquired all of the working interests in the AMI owned by the third party plus a portion of SR’s working interests, resulting in the Company owning an undivided 50% working interest across the AMI through the TMS. The Company has further committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI and, at the Company’s election, it may carry SR in an additional 3 gross (1.5 net) TMS wells if it desires to participate in additional drilling within the AMI.

Cotulla Acquisition

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

Proved oil and natural gas properties	$265,468
Unproved properties	16,745
Other assets acquired	856
Fair value of assets acquired	283,069

Asset retirement obligations	(1,138)
Other liabilities assumed	(351)

Fair value of net assets acquired	$281,580

The following unaudited pro forma combined results for each of the three and nine months ended September 30, 2013 and 2012 reflect the consolidated results of operations of the Company as if the Cotulla acquisition and related financings had occurred on January 1, 2012.  The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and stock dividends for the issuance of preferred stock.

The unaudited pro forma combined financial statements give effect to the events set forth below:

•                  The Cotulla acquisition completed May 31, 2013.

•                  The increase in borrowings under the First Lien Credit Agreement to finance a portion of the acquisition, and the related adjustments to interest expense.

•                  Issuance of Series B Convertible Preferred Stock and related adjustments to preferred dividends (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$94,200	$42,228	$237,926	$96,819

Net income (loss) attributable to common stockholders	$(1,669)	$(2,747)	$407	$(23,127)

Net income (loss) per common share, basic and diluted	$(0.05)	$(0.08)	$0.01	$(0.70)

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

The amounts of revenue and revenues in excess of direct operating expenses included in the Company’s condensed consolidated statements of operations for the Cotulla acquisition are shown in the table that follows.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenues	$40,267	$48,741

Excess of revenues over direct operating expenses	$29,890	$34,819

Note 4. Cash and Cash Equivalents

As of September 30, 2013 and December 31, 2012, cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Cash at banks	$309,826	$5,265
Money market funds	170,173	82
Commercial paper (1)	—	45,000
Total cash and cash equivalents	$479,999	$50,347

(1) These securities matured three months or less from date of purchase.

Note 5. Investments

At September 30, 2013, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its offering of the Senior Notes (defined below).  The Company classified these securities as held-to-maturity investments on the condensed consolidated balance sheet.  At December 31, 2012, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its Series A Convertible Preferred Stock offering until the funds were needed for operating purposes.  At the time of acquisition, the Company classified these securities as “available-for-sale” due primarily to the Company’s potential liquidity requirements that could result in these securities being sold prior to maturity.

The Company’s investments as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Commercial paper	$—	$7,500
Corporate notes and bonds	10,000	4,091
Total investments	$10,000	$11,591

The Company’s investments as of September 30, 2013 consisted of held-to-maturity securities, and accordingly are to be measured at their amortized cost basis on the condensed consolidated balance sheet.  The Company purchased its existing investments at an immaterial discount and therefore has not reflected that discount or the subsequent amortization separately in the condensed consolidated financial statements.  As of September 30, 2013, we recorded a $0.1 million loss on the sale of investments during the period.  There were no gains or losses recorded on investments held as of September 30, 2013 and December 31, 2012 due to the fact that the fair value of these investments approximated the costs paid for these securities.

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

Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation.  The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes.  In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials.  Prices are held constant over the life of the reserves.  If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.  No impairment expense was recorded for the three and nine month periods ended September 30, 2013 or 2012.

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

Note 7. Long-Term Debt

Long-term debt at September 30, 2013 consisted of $600 million principal amount under the 7.75% Senior Notes (as defined below), including the Additional Notes (as defined below) which were issued at a discount to face value of $7.0 million, maturing on June 15, 2021.  The Company did not have any long-term debt outstanding at December 31, 2012.

Credit Facility

Previous Credit Agreements:  On November 16, 2012, we and our subsidiaries, SEP Holdings III and Marquis LLC (collectively referred to with us as the “Original Borrowers”), entered into the Previous First Lien Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, as borrowers, Capital One, National Association, as administrative agent, sole lead arranger and sole book runner, and each of the other lenders party thereto. The Previous First Lien Credit Agreement provided for a $250 million revolving credit facility which was to mature November 16, 2015 and was secured by a senior lien on substantially all of the assets of the Original Borrowers. The borrowing base under the Previous First Lien Credit Agreement, initially set at $27.5 million, was increased to $95 million on February 21, 2013.

Also on November 16, 2012, we entered into the Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement”), dated as of November 15, 2012, among the Original Borrowers, as borrowers, Macquarie Bank Limited, as administrative agent, sole lead arranger and sole book runner, and the other lenders party thereto. The Second Lien Term Credit Agreement provided for a $250 million term loan facility which was to mature May 16, 2016 and was secured by a lien on substantially all of the assets of the Original Borrowers that was junior to the liens on such assets under the Previous First Lien Credit Agreement. The Second Lien Term Credit Agreement provided for an initial commitment of $50 million, subject to customary conditions, with the remaining commitments subject to the approval of the lenders and other customary conditions.  We borrowed $50 million under the Second Lien Term Credit Agreement in January 2013.

In connection with the purchase and sale agreement to purchase the Cotulla assets (Note 3), the Company entered into commitment letters for $325 million in debt financing and issued the Series B Convertible Preferred Stock.  The $325 million in debt financing contemplated by the commitment letters consisted of an amendment and restatement of the Company’s Previous First Lien Credit Agreement to increase the borrowing base from $95 million to $175 million and a $150 million bridge loan credit facility.  Availability of the debt financing was conditioned upon, and was intended to be available concurrently with, the closing of the Cotulla acquisition and was subject to the satisfaction of various customary closing conditions, including the execution and delivery of definitive documents. On May 30, 2013, the Company borrowed $90 million under its Previous First Lien Credit Agreement.  The Company did not enter into a definitive agreement for the bridge loan credit facility and it was never activated.

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

The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement (but not to repay or pay off such debt) and to, among other things, (i) replace Capital One with Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, (iii) increase the borrowing base to $175 million, and (iv) make certain other amendments.   The Borrowers’ obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of the Company’s existing and future subsidiaries not designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which was initially set at $175 million and is subject to periodic redetermination. The borrowing base was also subject to reduction by 25% of the amount of the increase in the Borrowers’ net debt (taking into consideration any required repayment of debt) resulting from the issuance of certain debt, including pursuant to the issuance of the Senior Notes (as defined below). The borrowing base can be redetermined up or down by the lenders based on, among other things, their evaluation of the Company’s oil and natural gas reserves.  All borrowings under the First Lien Credit Agreement bear interest, at the option of the Borrowers, either at an alternate base rate or a eurodollar rate.  The alternate base rate of interest is equal to the sum of (a) the greatest of (i) the administrative agent’s U.S. “prime rate”, (ii) the federal funds effective rate plus ½ of 1% and (iii) the one-month LIBO Rate multiplied by the statutory reserve rate, plus 1% and (b) the applicable margin.  The eurodollar rate of interest is equal to the sum of (x) the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate and (y) the applicable margin.  The applicable margin varies from 1.00% to 1.75% for alternate base rate borrowings and from 2.00% to 2.75% for eurodollar borrowings, depending on the utilization of the borrowing base.  Furthermore, the Borrowers are required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the borrowing base. Additionally, the First Lien Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $20 million and the total availability thereunder. As of September 30, 2013, there were no letters of credit outstanding.

The First Lien Credit Agreement contains various affirmative and negative covenants and events of default that limit the Borrowers’ ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates and hedge transactions and make certain acquisitions. Furthermore, the First Lien Credit Agreement contains financial covenants that require the Borrowers to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 and (ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0. Upon an event of default, the administrative agent may, at its election or at the direction of lenders holding, as applicable, at least 50% of (i) the maximum committed amounts (if no borrowings or letters of credit are outstanding) or (ii) the outstanding borrowings and letter of credit exposure (if borrowings or letters of credit are outstanding) thereunder, accelerate the amounts due under the First Lien Credit Agreement. The obligations under the First Lien Credit Facility are guaranteed by all of the Company’s existing and future subsidiaries not designated as ‘‘unrestricted subsidiaries.” As of September 30, 2013, the Company was in compliance with the covenants of the First Lien Credit Agreement.

On May 31, 2013, the Borrowers entered into several conforming and technical amendments to the Second Lien Term Credit Agreement.  Pursuant to its terms, the First Lien Credit Agreement matures on May 31, 2018.  However, the First Lien Credit Agreement would mature on November 16, 2015 if the Second Lien Term Credit Agreement were not repaid in full on or before November 16, 2015.  On May 31, 2013, the Company borrowed $96 million under its First Lien Credit Agreement.  The Company used proceeds from this borrowing to repay the $90 million outstanding under the Previous First Lien Credit Agreement.  On June 13, 2013, the Company used proceeds from its Senior Notes (as defined below) offering described below to repay the $96 million outstanding under the First Lien Credit Agreement and the $50 million outstanding under the Second Lien Term Credit Agreement.  The Second Lien Term Credit Agreement was retired with no further availability.  On July 3, 2013, Macquarie Bank Limited novated its rights and obligations under hedging agreements with the Company to Société Générale, a lender under the First Lien Credit Agreement.  The borrowing base on the First Lien Credit Agreement was increased to $175 million as a result of the redetermination conducted by the banks based upon the Company’s June 30, 2013 updated reserves and remains $175 million as of September 30, 2013. The next redetermination of the borrowing base was scheduled to occur on or before October 1, 2013 and that process is currently underway, with other redeterminations scheduled to occur quarterly through July 1, 2014 and then semi-annually thereafter on April 1 and October 1 of each year.

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

7.75% Senior Notes Due 2021

On June 13, 2013, the Company completed a private offering to eligible purchasers of $400 million in aggregate principal amount of the Company’s 7.75% senior notes that will mature on June 15, 2021 (the “Original Notes”).  Interest is payable on each June 15 and December 15, commencing December 15, 2013.  The Company received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire the Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding.  The Original Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.   The borrowing base under the Company’s First Lien Credit Agreement was reduced to $87.5 million upon issuance of the Original Notes, and was later increased to $175 million, all of which is available for future revolver borrowings as of September 30, 2013.

On September 18, 2013, the Company issued an additional $200 million in aggregate principal amount of its 7.750% senior notes due 2021 (the “Additional Notes” and, together with the Original Notes, the “Senior Notes”) in a private offering to eligible purchasers at a price to the purchasers of 96.5% of the Additional Notes.  The Company received net proceeds from this offering of approximately $188.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses of approximately $4.2 million.  The Company also received cash for accrued interest from June 13, 2013 through the date of issuance of $4.1 million.  The Additional Notes were issued under the same indenture as the Original Notes, and are therefore treated as a single class of debt securities under the indenture.  The Company used the net proceeds from the offering to partially fund the acquisition of Wycross properties (the “Wycross acquisition”), completed in October 2013, and intends to use the remaining proceeds to fund a portion of the 2013 capital budget, a portion of the preliminary 2014 capital budget, and for general corporate purposes.

The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The Senior Notes rank senior in right of payment to the Company’s future subordinated indebtedness. The Senior Notes are effectively junior in right of payment to all of the Company’s existing and future secured debt (including under the First Lien Credit Agreement) to the extent of the value of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the Senior Notes (collectively, the “Subsidiary Guarantors”). To the extent set forth in the indenture governing the Senior Notes, certain subsidiaries of the Company will be required to fully and unconditionally guarantee the Senior Notes on a joint and several senior unsecured basis in the future.

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

As of September 30, 2013, the Company had the following crude oil swaps, options, and put spreads covering anticipated future production as indicated below:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
October 1, 2013 - December 31, 2013	Put Spread	92,000	$95.00	$75.00
October 1, 2013 - December 31, 2013	Swap	46,000	$97.10	n/a
October 1, 2013 - December 31, 2013	Swap	92,000	$88.90	n/a
October 1, 2013 - December 31, 2013	Put Spread	92,000	$90.00	$75.00
October 1, 2013 - December 31, 2013	Swap	69,000	$94.50	n/a
October 1, 2013 - December 31, 2013	Swap	69,000	$95.25	n/a
October 1, 2013 - December 31, 2013	Swap	92,000	$96.80	n/a
October 1, 2013 - December 31, 2013	Swap	46,000	$103.69	n/a
October 1, 2013 - December 31, 2013	Swap	46,000	$103.70	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$91.35	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$92.45	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$92.00	n/a
January 1, 2014 - June 30, 2014	Swap	90,500	$97.19	n/a
January 1, 2014 - December 31, 2014	Swap	365,000	$95.45	n/a
January 1, 2014 - December 31, 2014	Asian Option	365,000	$90.00	$99.10
July 1, 2014 - December 31, 2014	Put Spread	184,000	$90.00	$75.00

As of September 30, 2013, the Company had the following three-way crude oil collar contracts that combine a long and short put with a short call as indicated below:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
January 1, 2014 - December 31, 2014	547,500	$65.00	$85.00	$102.25	NYMEX West Texas Intermediate crude
January 1, 2014 - December 31, 2014	365,000	$75.00	$95.00	$107.50	Louisiana light sweet crude

The Company deferred the payment of premiums associated with certain of its oil derivative instruments.  At September 30, 2013, the balance of deferred payments totaled approximately $1.2 million. These premiums are being paid to the counterparty with each monthly settlement beginning July 2013.

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the condensed consolidated balance sheets.  The following table summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s condensed consolidated balance sheets for the periods indicated (in thousands):

	September 30, 2013
		Gross Amounts	Net Amounts
		Offset in the	Presented in
	Gross Amount	Condensed	the Condensed
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$3,396	$(3,356)	$40
Long-term asset	1,860	(1,437)	423
Total asset	$5,256	$(4,793)	$463

Offsetting Derivative Liabilities:
Current liability	$(10,389)	$3,356	$(7,033)
Long-term liability	(1,915)	1,437	(478)
Total liability	$(12,304)	$4,793	$(7,511)

	December 31, 2012
		Gross Amounts	Net Amounts
		Offset in the	Presented in
	Gross Amount	Condensed	the Condensed
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$37,012	$(34,867)	$2,145
Long-term asset	—	—	—
Total asset	$37,012	$(34,867)	$2,145

Offsetting Derivative Liabilities:
Current liability	$(34,867)	$34,867	$—
Long-term liability	—	—	—
Total liability	$(34,867)	$34,867	$—

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations as “Realized and unrealized gains (losses) on derivative instruments.”  Realized gains (losses) represent amounts related to the settlement of derivative instruments or the expiration of contracts.  Unrealized gains (losses) represent the change in fair value of the derivative instruments to be settled in the future and are non-cash items which fluctuate in value as commodity prices change.  The following summarizes the Company’s realized and unrealized gains (losses) on derivative instruments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Realized losses on derivative instruments	$(5,531)	$(87)	$(6,992)	$(785)
Unrealized gains (losses) on derivative instruments	(8,905)	(2,104)	(6,820)	1,594
Total realized and unrealized gains (losses) on derivative instruments	$(14,436)	$(2,191)	$(13,812)	$809

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$170,173	$—	$—	$170,173
Investments:
Corporate notes and bonds	—	10,000	—	10,000
Oil derivative instruments:
Swaps	—	(5,245)	—	(5,245)
Three-way collars	—	—	(138)	(138)
Asian Options	—	—	(32)	(32)
Puts	—	—	(414)	(414)
Debt:
Senior Notes	—	586,500	—	586,500
Total	$170,173	$591,255	$(584)	$760,844

	As of December 31, 2012
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Commercial paper	$—	$45,000	$—	$45,000
Money market funds	82	—	—	82
Investments:
Commercial paper	—	7,500	—	7,500
Corporate notes and bonds	—	4,091	—	4,091
Oil derivative instruments:
Swaps	—	(870)	—	(870)
Puts	—	—	3,015	3,015
Total	$82	$55,721	$3,015	$58,818

The Level 1 instruments presented in the table above consist of money market funds included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. The Company’s money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions.  The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Level 2 instruments presented in the table above include commercial paper and corporate notes and bonds included in cash and cash equivalents and investments on the Company’s condensed consolidated balance sheet at September 30, 2013 and December 31, 2012.  The Company identified the commercial paper and corporate notes and bonds as Level 2 instruments due to the fact that although the assets do not have regular market pricing, their fair value can be readily determined based on other data values or market prices. These asset values can be closely approximated using simple models and extrapolation methods using known, observable prices as parameters.

The Company uses a market approach to determine fair value of its Senior Notes using observable market data, which results in a Level 2 fair value measurement.  The estimated fair value of the Company’s Senior Notes was $586.5 million at September 30, 2013.

The Company’s oil derivative instruments, which consist of oil swaps, options, and puts, are classified as either Level 2 or Level 3 in the table above.  The fair value of the Company’s derivatives is based on third-party pricing models which utilize inputs that are either readily available in the public market, such as oil forward curves, or can be corroborated from active markets of broker quotes.  These values are then compared to the values given by the Company’s counterparties for reasonableness.  Since oil swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2.  The Company’s oil puts, Asian options and three-way collars include some level of unobservable input, such as volatility curves, and are therefore classified as Level 3.   Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s oil derivative instruments.

The fair values of the Company’s oil derivative instruments classified as Level 3 at September 30, 2013 and December 31, 2012 were ($0.6) million and $3.0 million, respectively.  The significant unobservable inputs for Level 3 contracts include unpublished forward prices of oil, market volatility and credit risk of counterparties.  Changes in these inputs will impact the fair value measurement of the Company’s derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Company’s oil derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$3,003	$7,369	$3,015	$1,461
Realized and unrealized gains (losses) included in earnings	(4,305)	(2,191)	(4,154)	809
Settlements	—	(962)	(163)	(1,190)
Purchase of derivative contracts	718	—	718	2,952
Buy out of derivative contracts	—	—	—	184
Ending balance	$(584)	$4,216	$(584)	$4,216

Change in unrealized gains (losses) included in earnings related to derivatives still held as of September 30, 2013 and 2012	$(3,338)	$(1,994)	$(2,445)	$1,523

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

The changes in the asset retirement obligation for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Abandonment liability as of January 1,	$546	$83
Liabilities incurred during period	727	205
Acquisitions	1,138	—
Revisions	968	—
Accretion expense	128	9
Abandonment liability as of September 30,	$3,507	$297

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

Prior to entering into the services agreement, SOG incurred general and administrative expenses that were allocated to the Company based on the ratio of capital expenditures between the entities to which SOG provided services and the SEP I Assets.  Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs.  Beginning December 19, 2011, the costs were allocated to the Company according to the terms of the services agreement.  Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staff on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company.  Expenses allocated to the Company for general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Administrative fees	$4,638	$1,341	$10,540	$3,586
Third-party expenses	2,287	667	4,571	3,065
Total included in general and administrative expenses	$6,925	$2,008	$15,111	$6,651

As of September 30, 2013 and December 31, 2012, the Company had a net payable to SOG and other members of the Sanchez Group of $0.8 million and $13.5 million, respectively, which is reflected as “Accounts payable — related entities” in the condensed consolidated balance sheets.  This amount consists primarily of obligations for general and administrative costs due to SOG and revenue payable to affiliated entities.

In August 2013, the Company completed its acquisition of undeveloped acreage in the TMS trend from two third parties, and one related party of the Company, SR.  The total consideration paid to SR was approximately $14.4 million, and included $0.9 million in customary closing adjustments.  Because the transactions included a related party, our audit committee, which is comprised entirely of independent directors, reviewed and approved these transactions.  In connection with the approval of these transactions, our audit committee received a fairness opinion from an independent financial advisor selected by the committee.

Note 12. Accrued Liabilities

The following information summarizes accrued liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Capital expenditures	$82,402	$43,560
General and administrative costs	3,401	268
Production taxes	1,942	471
Ad valorem taxes	2,153	114
Lease operating expenses	6,365	415
Interest payable	13,821	—
Total accrued liabilities	$110,084	$44,828

Note 13. Stockholders’ Equity

Common Stock Offerings - On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share.  The Company received net proceeds of approximately $203.3 million from the sale of the shares of common stock (net of expenses and underwriting discounts and commissions).

On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters’ overallotment option), at an issue price of $23.00 per share.  The Company received net proceeds from this offering of approximately $241.5 million, after deducting underwriters’ fees and offering expenses of approximately $12.4 million.  The Company used the net proceeds from the offering to partially fund the Wycross acquisition, completed in October 2013, and intends to use the remaining proceeds to fund a portion of the 2013 capital budget, a portion of the preliminary 2014 capital budget, and for general corporate purposes.

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

The annual dividend on each share of Series A Convertible Preferred Stock is 4.875% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, commencing on January 1, 2013, when, as and if declared by the Company’s Board of Directors (the “Board”). No dividends were accrued or accumulated prior to September 17, 2012. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof.  As of September 30, 2013, there were $1.8 million in accrued dividends that had been declared but had not yet been paid.

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

The annual dividend on each share of Series B Convertible Preferred Stock is 6.500% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, commencing on July 1, 2013, when, as and if declared by the Company’s Board. No dividends were accrued or accumulated prior to March 27, 2013. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof.  As of September 30, 2013, there were $3.7 million in accrued dividends that had been declared but had not yet been paid.

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

Earnings (Loss) Per Share - The following table shows the computation of basic and diluted net earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$3,880	$1,667	$12,696	$(17,024)
Less:
Preferred stock dividends	(5,485)	(264)	(13,041)	(264)
Net income allocable to participating securities(1)	—	(21)	—	—
Net income (loss) attributable to common stockholders	$(1,605)	$1,382	$(345)	$(17,288)

Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	34,737	33,000	33,651	33,000
Dilutive shares (2)(3)(4)	—	—	—	—
Denominator for diluted net income (loss) per common share	34,737	33,000	33,651	33,000

Net income (loss) per common share - basic and diluted	$(0.05)	$0.04	$(0.01)	$(0.52)

(1) For the three and nine months ended September 30, 2013, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(2) The three and nine months ended September 30, 2013 excludes 410,779 and 625,920 shares of weighted average restricted stock and 17,491,500 and 14,141,800 shares of common stock, respectively, resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock from the calculation of the denominator for diluted earnings per common share as we were in a loss position.

(3) The three months ended September 30, 2012 excludes 71,842 shares of weighted average restricted stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The nine months ended September 30, 2012, excludes 254,757 shares of weighted average restricted stock from the calculation of the denominator for diluted earnings per common share as we were in a loss position.

(4) The three and nine months ended September 30, 2012 exclude 996,429 and 330,931 shares of common stock, respectively, resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

The LTIP provides for the award of stock options, stock appreciation rights, restricted stock, phantom stock, other stock-based awards or stock awards, or any combination thereof.  Any director or consultant of the Company or any employee of the Company, a subsidiary of the Company or a Sanchez Group Member (as defined in the LTIP) is eligible to participate in the LTIP. The LTIP provides that the maximum number of shares of the Company’s common stock available for incentive awards shall be no more than 15% of the issued and outstanding shares of common stock.

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

The Company recognized the following stock-based compensation expense for the periods indicated which is reflected as general and administrative expense in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restricted stock awards, directors	$242	$91	$473	$184
Restricted stock awards, non-employees	6,415	745	13,896	2,308
Restricted stock awards, cancelled	—	—	—	22,308
Total stock-based compensation expense	$6,657	$836	$14,369	$24,800

Based on the $26.41 per share closing price of the Company’s common stock on September 30, 2013, there was approximately $34.5 million of unrecognized compensation cost related to these non-vested restricted shares outstanding.  The cost is expected to be recognized over an average period of approximately 2.0 years.

A summary of the status of the non-vested shares as of September 30, 2013 is presented below (in thousands):

Number of Non-Vested Shares
Non-vested common stock at January 1,	762
Granted	1,329
Vested	(185)
Forfeited	(71)
Non-vested common stock at September 30,	1,835

As of September 30, 2013, approximately 4.7 million shares remain available for future issuance to participants.

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

The Company’s estimated annual effective income tax rates are used to allocate expected annual income tax expense to interim periods. The rates are determined based on the ratio of estimated annual income tax expense to estimated annual income before income taxes by taxing jurisdiction, except for discrete items, which are significant, unusual or infrequent items for which income taxes are computed and recorded in the interim period in which the specific transaction occurs. The estimated annual effective income tax rates are applied to the year-to-date income before income taxes by taxing jurisdiction to determine the income tax expense allocated to the interim period. The Company updates its estimated annual effective income tax rate at the end of each quarterly period considering the geographic mix of income based on the tax jurisdictions in which the Company operates. Actual results that are different from the assumptions used in estimating the annual effective income tax rate will impact future income tax expense. The difference between the statutory federal income taxes calculated using a U.S. federal statutory corporate income tax rate of 35% and the Company’s effective tax rate is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income tax expense (benefit) at the statutory rate	$74	$584	$3,160	$(5,958)
Rescission of restricted stock	—	—	—	7,808
Change in valuation allowance	(3,742)	(584)	(6,828)	(1,850)
Net income tax (benefit)	$(3,668)	$—	$(3,668)	$—

At September 30, 2013, the Company had estimated net operating loss carryforwards of $348.2 million which begin to expire in 2031.

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management has determined that it is more likely than not that the deferred tax assets will be realized and therefore has released the valuation allowance against its net deferred tax asset in the third quarter of 2013.  The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At September 30, 2013, the Company had no material uncertain tax positions.

Note 16. Commitments and Contingencies

From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. It is the opinion of management and counsel that the outcome of any such lawsuits will not materially affect the financial position and operations of the Company.

Note 17.  Subsidiary Guarantors

The Company has filed a registration statement on Form S-3 with the SEC, which became effective January 14, 2013 and registered, among other securities, debt securities.  The subsidiaries of the Company (the “Subsidiaries”) are co-registrants with the Company, and the registration statement registers guarantees of debt securities by the Subsidiaries. As of September 30, 2013, the Subsidiaries are 100 percent owned by the Company and any guarantees by the Subsidiaries will be full and unconditional (except for customary release provisions). The Company has no assets or operations independent of the Subsidiaries and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Company. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

Note 18. Subsequent Events

On October 4, 2013, the Company completed the Wycross acquisition, consisting of operated assets with an average working interest of approximately 60% in net contiguous acres in McMullen County, Texas, with an effective date of July 1, 2013, for approximately $230.1 million, subject to further customary post-closing adjustments.

In October 2013, the Company entered into the following crude oil swap contracts using WTI prices:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
January 1, 2015 - December 31, 2015	Swap	365,000	$90.05	n/a
January 1, 2015 - December 31, 2015	Swap	365,000	$89.65	n/a

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

Business Overview

We are an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas.  As of September 30, 2013, we had accumulated approximately 122,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale in South Texas.

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

Our Properties

Our Eagle Ford Shale acreage is now comprised of approximately 9,800 net acres in Gonzales County, Texas, which we refer to as our Palmetto area, approximately 43,000 net acres in Dimmit, Frio, LaSalle, Zavala and Frio Counties, Texas, which we refer to as our Cotulla-Maverick area, and approximately 69,000 net acres in Fayette, Lavaca, Atascosa, Webb and DeWitt Counties, Texas, which we refer to as our Marquis area.  We own all rights and depths on the majority of our Eagle Ford Shale acreage. We believe this acreage to be prospective for other zones, including the Buda Limestone, Austin Chalk and Pearsall Shale formations that lie above and below the Eagle Ford Shale.  We are currently evaluating these other zones, which may present us with additional drilling locations. Several of our existing wells are either producing from or have logged pay in the Buda Limestone and the Austin Chalk formations.

On May 31, 2013, we closed the Cotulla acquisition which significantly expanded our asset base and production in the Eagle Ford Shale.  We acquired approximately 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties of South Texas with 53 gross wells producing an estimated average of approximately 4,950 boe/d for the month of May 2013.  The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves.  We combined our new Cotulla area with our previous Maverick area to form one operating area now known as our Cotulla-Maverick area.

On August 8, 2013 we announced an asset acquisition of approximately 40,000 net undeveloped acres in the TMS trend in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest and a 50/50 joint venture with our affiliate, SR.  The joint venture controls approximately 115,000 gross and 80,000 net acres in what we believe to be the core of the TMS trend.

In addition, we have approximately 700 net acres in the Haynesville Shale in Natchitoches Parish, Louisiana. We do not currently anticipate spending any capital on our Haynesville acreage in the near future. The majority of our Haynesville leases are held by production, giving us and our partners the option to accelerate drilling should natural gas prices increase.

Finally, we had amassed approximately 10,000 net acres in northern Montana, which we believed to be prospective for the Heath, Three Forks and Bakken Shales.  The majority of the leases have expired, with the remaining leases expiring in 2014.  Management has determined that we will not likely pursue any drilling activity on these remaining leases and intends to let the leases expire at the end of their original term.

Recent Developments

On October 4, 2013, the Company completed the Wycross acquisition, consisting of operated assets with an average working interest of approximately 60% in approximately 3,600 net contiguous acres in McMullen County, Texas, with an effective date of July 1, 2013, for approximately $230.1 million, subject to further customary post-closing adjustments.

Outlook

Beginning in the second half of 2008, the United States and other industrialized countries experienced a significant economic slowdown, which led to a substantial decline in worldwide energy demand. During this same period, North American natural gas supply was increasing as a result of the rise in domestic unconventional natural gas production. The combination of lower energy demand due to the economic slowdown and higher North American natural gas supply resulted in significant declines in oil, NGLs and natural gas prices. Oil prices have steadily increased and have averaged approximately $98.09 for the year to date period ended September 30, 2013.  Approximately 75% of our proven reserve base is crude oil.  Volatility in commodity prices and sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, the price of our common stock and our access to capital.

As an oil and natural gas company, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. Our future growth will depend on our ability to continue to add estimated reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through development projects associated with our current property base and improving the economics of producing oil and natural gas from our properties. In addition, we regularly review acquisition opportunities from third parties or other members of the Sanchez Group.

Our ability to add estimated reserves through acquisitions and development projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2013 vs 2012
	2013	2012	$	%
Net Production:
Oil (mbo)	825.9	122.3	703.6	575%
Natural gas liquids (mbbl)	106.2	0.2	106.0	*
Natural gas (mmcf)	906.3	67.1	839.2	1251%
Total oil equivalent (mboe)	1,083.2	133.7	949.5	710%

Average Sales Price:
Oil ($ per bo) (1)	$105.86	$100.61	$5.25	5%
Natural gas liquids ($ per bbl)	$30.03	$20.05	$9.98	50%
Natural gas ($ per mcf)	$3.94	$2.72	$1.22	45%
Oil equivalent ($ per boe) (1)	$86.96	$93.48	$(6.52)	(7)%

REVENUES:
Oil sales (1)	$87,436	$12,308	$75,128	610%
Natural gas liquids sales	3,190	3	3,187	*
Natural gas sales	3,574	182	3,392	1864%
Total revenues	$94,200	$12,493	$81,707	654%

(1) Excludes the impact of oil derivative instruments.

* Not meaningful.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	September 30,
	2013	2012
Production:

Oil - mbo
Palmetto	256.8	54.3
Marquis	179.5	25.5
Cotulla-Maverick	389.6	42.5
Other	—	—
Total	825.9	122.3

Natural gas liquids - mbbl
Palmetto	21.2	0.2
Marquis	11.1	—
Cotulla-Maverick	73.9	—
Other	—	—
Total	106.2	0.2

Natural gas - mmcf
Palmetto	256.4	52.1
Marquis	101.4	—
Cotulla-Maverick	541.9	—
Other	6.6	15.0
Total	906.3	67.1

Net production volumes:
Total oil equivalent (mboe)	1,083.2	133.7
Average daily production (boe/d)	11,773.9	1,452.7

Net Production.  Production increased from 133.7 mboe in the three months ended September 30, 2012 to 1,083.2 mboe for the three months ended September 30, 2013 due to our drilling program as well as the Cotulla acquisition which was completed on May 31, 2013. The number of gross wells producing at the period end and the production for the periods were as follows:

	Three Months Ended September 30,
	2013		2012
	# Wells	mboe	# Wells	mboe
Palmetto	42	320.7	9	63.1
Marquis	22	207.6	2	25.5
Cotulla-Maverick	78	553.8	9	42.6
Other	1	1.1	1	2.5
Total	143	1,083.2	21	133.7

For the three months ended September 30, 2013, 76% of our production was oil, 14% was natural gas and 10% was NGLs compared to the three months ended September 30, 2012 production that was 92% oil, 8% natural gas and de minimis NGLs.

Average Sales Price.  Our average realized oil price for the three months ended September 30, 2013 increased to $105.86 per bo as compared to $100.61 per bo for the three months ended September 30, 2012. The average price realized for our natural gas production for the three months ended September 30, 2013 was $3.94 per mcf, 45% higher than the average sales price for the three months ended September 30, 2012 of $2.72 per mcf.  For the three months ended September 30, 2013 and 2012, our average NGLs price was $30.03 per bbl and $20.05 per bbl, respectively.

Revenues.  Oil, NGL, and natural gas sales revenues totaled approximately $94.2 million and $12.5 million for the three months ended September 30, 2013 and 2012, respectively. Oil sales revenue for the three months ended September 30, 2013 increased approximately $75.1 million with $70.8 million attributable to the increase in production and $4.3 million due to the higher average sales price compared to the three months ended September 30, 2012. Natural gas sales revenue for the three months ended September 30, 2013 increased approximately $3.4 million with $2.3 million attributable to the increase in production and $1.1 million due to the higher average sales price compared to the three months ended September 30, 2012. NGLs sales revenue for the three months ended September 30, 2013 increased approximately $3.2 million with $2.1 million attributable to the increase in production partially and $1.1 million due to the higher average sales price compared to the three months ended September 30, 2012.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2013 vs 2012
	2013	2012	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$11,026	$610	$10,416	1708%
Production and ad valorem taxes	5,531	613	4,918	802%
Depreciation, depletion, amortization and accretion	38,372	4,580	33,792	738%
General and administrative (inclusive of stock-based compensation expense of $6,657 and $836, respectively, for the three months ended September 30, 2013 and 2012)	15,195	2,844	12,351	434%
Total operating costs and expenses	70,124	8,647	61,477	711%

Interest and other income	32	12	20	167%
Interest expense	(9,460)	—	(9,460)	*
Realized and unrealized losses on derivative instruments	(14,436)	(2,191)	(12,245)	(559)%
Income tax benefit	3,668	—	3,668	*

* Not meaningful.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 1708% to approximately $11.0 million for the three months ended September 30, 2013 as compared to $0.6 million for the same period in 2012. The increase in oil and natural gas production expenses in the third quarter of 2013 compared to the same period of 2012 is directly attributable to the increase in production activities and well count in the Eagle Ford Shale largely as a result of the Cotulla acquisition which was completed on May 31, 2013.  Our average production expenses increased from $4.56 per boe during the three months ended September 30, 2012 to $10.18 per boe for the three months ended September 30, 2013.  The increase in production expenses per boe during the period was due to higher per boe costs related to the properties acquired from Hess in the Cotulla acquisition.  These higher costs were the result of a significant amount of equipment rentals on the acquired properties. There was a reduction in equipment rentals during September 2013 that the Company expects to continue to contribute to a decrease in production expenses per boe during the fourth quarter of 2013.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $5.5 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase in production and ad valorem taxes in the third quarter of 2013 compared to the same period in 2012 was due to the significant increase in production volumes over the periods. Our average production and ad valorem taxes increased from $4.59 per boe during the three months ended September 30, 2012 to $5.11 per boe for the three months ended September 30, 2013.

Depreciation, Depletion, Amortization and Accretion.  Depreciation, depletion, amortization and accretion (“DD&A”) reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense. Our DD&A expense for the third quarter of 2013 increased approximately $33.8 million to $38.4 million ($35.43 per boe) from $4.6 million ($34.27 per boe) in the third quarter of 2012.  This increase in the depletion rate primarily resulted from a substantial increase in the basis of our oil and natural gas properties, including $706.1 million in future development costs for the proved undeveloped reserves, which was an increase of 74% over the September 30, 2012 estimate of $406.2 million.  Estimated reserves at September 30, 2013 were 1706% higher than at September 30, 2012.  Higher production for the third quarter of 2013 as compared to the same period in 2012 resulted in a $32.6 million increase in expense and the change in the depletion rate resulted in a $1.2 million increase in expense.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock-based compensation expense, totaled $15.2 million for the three months ended September 30, 2013 compared to $2.8 million for the same period in 2012.  Excluding the stock-based compensation, G&A expenses for the three months ended September 30, 2013 and 2012 were $8.5 million and $2.0 million, respectively.  This increase was due primarily to additional costs for added personnel of SOG performing services for the Company and consulting services.  Our G&A expenses, excluding stock-based compensation expense, decreased from $15.03 per boe during the three months ended September 30, 2012 to $7.88 per boe for the three months ended September 30, 2013.  For the three months ended September 30, 2013 and 2012, we recorded non-cash stock-based compensation expense of approximately $6.7 million and $0.8 million, respectively.  The increase in non-cash stock-based compensation expense in the third quarter of 2013 was due primarily to the increase in awards made during the year and the associated amortization recognized.  Further, because the Company records stock-based compensation expense for awards granted to non-employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s increase in stock price during 2013 has caused an increase to the amortization expense recognized during the year.

Interest Expense.  For the three months ended September 30, 2013, interest expense totaled $9.5 million and included $1.2 million in amortization of debt issuance costs.  The interest expense incurred during the three months ended September 30, 2013 is related to the Senior Notes issued during 2013.  We did not incur any interest expense for the three months ended September 30, 2012.

Commodity Derivative Transactions.  We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended September 30, 2013, we recognized an $8.9 million unrealized loss on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $5.5 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the three months ended September 30, 2012, we recognized a $2.1 million unrealized loss related to the change in fair value of our derivative contracts and a $0.1 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.

Income Tax Expense.   The properties contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and is a disregarded entity for federal income tax purposes.  Their taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, was allocated to the limited and general partners of SEP I.  With the transfer of the SEP I Assets to us, the SEP I Assets’ operations were subject to federal and state income taxes.  At the date of acquisition, we estimated that the aggregate net tax basis of the SEP I Assets exceeded the aggregate net book basis by $24.9 million, resulting in a deferred tax asset of $8.7 million, which was fully offset by a valuation allowance.  In the third quarter of 2013, management has determined that it is more likely than not that the deferred tax assets will be realized and released the valuation allowance, resulting in an income tax benefit of $3.7 million for the three and nine months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2013 vs 2012
	2013	2012	$	%
Net Production:
Oil (mbo)	1,643.9	253.5	1,390.4	548%
Natural gas liquids (mbbl)	231.4	0.4	231.0	*
Natural gas (mmcf)	1,594.5	254.9	1,339.6	526%
Total oil equivalent (mboe)	2,141.0	296.4	1,844.6	622%

Average Sales Price:
Oil ($ per bo) (1)	$104.41	$101.99	$2.42	2%
Natural gas liquids ($ per bbl)	$26.65	$26.61	$0.04	0%
Natural gas ($ per mcf)	$4.09	$2.33	$1.76	76%
Oil equivalent ($ per boe) (1)	$86.09	$89.28	$(3.19)	(4)%

REVENUES:
Oil sales (1)	$171,635	$25,858	$145,777	564%
Natural gas liquids sales	6,166	10	6,156	*
Natural gas sales	6,520	594	5,926	998%
Total revenues	$184,321	$26,462	$157,859	597%

(1) Excludes the impact of oil derivative instruments.

* Not meaningful.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Nine Months Ended
	September 30,
	2013	2012
Production:

Oil - mbo
Palmetto	672.2	168.3
Marquis	412.9	25.5
Cotulla-Maverick	558.8	59.7
Other	—	—
Total	1,643.9	253.5

Natural gas liquids - mbbl
Palmetto	108.3	0.4
Marquis	31.1	—
Cotulla-Maverick	92.0	—
Other	—	—
Total	231.4	0.4

Natural gas - mmcf
Palmetto	698.6	190.8
Marquis	216.1	—
Cotulla-Maverick	657.0	—
Other	22.8	64.1
Total	1,594.5	254.9

Net production volumes:
Total oil equivalent (mboe)	2,141.0	296.4
Average daily production (boe/d)	7,842.6	1,081.7

Net Production.  Production increased from 296.4 mboe in the nine months ended September 30, 2012 to 2,141.0 mboe for the nine months ended September 30, 2013 due to our drilling program as well as the Cotulla acquisition which was completed on May 31, 2013. The number of gross wells producing at the period end and the production for the periods were as follows:

	Nine Months Ended September 30,
	2013		2012
	# Wells	mboe	# Wells	mboe
Palmetto	42	896.9	9	200.4
Marquis	22	480.1	2	25.5
Cotulla-Maverick	78	760.3	9	59.8
Other	1	3.7	1	10.7
Total	143	2,141.0	21	296.4

For the nine months ended September 30, 2013, 77% of our production was oil, 12% was natural gas and 11% was NGLs compared to the nine months ended September 30, 2012 production that was 86% oil, 14% natural gas and de minimis NGLs.

Average Sales Price.  Our average realized oil price for the nine months ended September 30, 2013 increased to $104.41 per bo as compared to $101.99 per bo for the nine months ended September 30, 2012. The average price realized for our natural gas production for the nine months ended September 30, 2013 was $4.09 per mcf, 76% higher than the average sales price for the nine months ended September 30, 2012 of $2.33 per mcf.  For the nine months ended September 30, 2013 and 2012, our average NGLs price was $26.65 per bbl and $26.61 per bbl, respectively.

Revenues.  Oil, NGL, and natural gas sales revenues totaled approximately $184.3 million and $26.5 million for the nine months ended September 30, 2013 and 2012, respectively. Oil sales revenue for the nine months ended September 30, 2013 increased approximately $145.8 million with $141.8 million attributable to the increase in production and $4.0 million due to the higher average sales price compared to the nine months ended September 30, 2012. Natural gas sales revenue for the nine months ended September 30, 2013 increased approximately $5.9 million with $3.1 million attributable to the increase in production and $2.8 million due to the higher average sales price compared to the nine months ended September 30, 2012. NGLs sales revenue for the nine months ended September 30, 2013 increased approximately $6.2 million substantially all of which was attributable to the increase in production compared to the nine months ended September 30, 2012.

Costs and Operating Expenses

The table below presents a detail of expenses for the periods indicated (in thousands, except percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2013 vs 2012
	2013	2012	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$21,098	$2,015	$19,083	947%
Production and ad valorem taxes	10,942	1,569	9,373	597%
Depreciation, depletion, amortization and accretion	76,368	9,291	67,077	722%
General and administrative (inclusive of stock-based compensation expense of $14,369 and $24,800, respectively, for the nine months ended September 30, 2013 and 2012)	35,564	31,451	4,113	13%
Total operating costs and expenses	143,972	44,326	99,646	225%

Interest and other income	104	31	73	235%
Interest expense	(17,613)	—	(17,613)	*
Realized and unrealized gains on derivative instruments	(13,812)	809	(14,621)	(1807)%
Income tax benefit	3,668	—	3,668	*

* Not meaningful.

Oil and Natural Gas Production Expenses.   Our oil and natural gas production expenses increased 947% to approximately $21.1 million for the nine months ended September 30, 2013 as compared to $2.0 million for the same period in 2012. The increase in oil and natural gas production expenses in the nine months ended September 30, 2013 compared to the same period of 2012 is directly attributable to the increase in production activities and well count in the Eagle Ford Shale largely as a result of the Cotulla acquisition which was completed on May 31, 2013.  Our average production expenses increased from $6.80 per boe during the nine months ended September 30, 2012 to $9.85 per boe for the nine months ended September 30, 2013. The increase in production expenses per boe during the period was due to higher per boe costs related to the properties acquired from Hess in the Cotulla acquisition.  These higher costs were the result of a significant amount of equipment rentals on the acquired properties.  There was a reduction in equipment rentals during September 2013 that the Company expects to continue to contribute to a decrease in production expenses per boe during the fourth quarter of 2013.

Production and Ad Valorem Taxes.   Our production and ad valorem taxes totaled $10.9 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in production and ad valorem taxes in the nine months ended September 30, 2013 compared to the same period in 2012 was due to the significant increase in production volumes over the periods. Our average production and ad valorem taxes decreased from $5.29 per boe during the nine months ended September 30, 2012 to $5.11 per boe for the nine months ended September 30, 2013.

Depreciation, Depletion, Amortization and Accretion.   Our DD&A expense for the nine months ended September 30, 2013 increased approximately $67.1 million to $76.4 million ($35.66 per boe) from $9.3 million ($31.34 per boe) in the same period of 2012.  This increase in the depletion rate primarily resulted from a substantial increase in the basis of our oil and natural gas properties, including $706.1 million in future development costs for the proved undeveloped reserves, which was an increase of 74% over the September 30, 2012 estimate of $406.2 million.  Estimated reserves at September 30, 2013 were 1706% higher than at September 30, 2012.  Higher production for the first nine months of 2013 as compared to the same period in 2012 resulted in a $57.9 million increase in expense and the change in the depletion rate resulted in a $9.2 million increase in expense.  For further discussion of our DD&A expense, see “- Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 — Costs and Operating Expenses — Depreciation, Depletion, Amortization and Accretion.”

General and Administrative Expenses.  Our G&A expenses, including stock-based compensation expense, totaled $35.6 million for the nine months ended September 30, 2013 compared to $31.5 million for the same period in 2012.  Excluding the stock-based compensation, G&A expenses for the nine months ended September 30, 2013 and 2012 were $21.2 million and $6.6 million, respectively.  This increase was due to higher legal costs, primarily related to acquisitions, additional costs for added personnel of SOG performing services for the Company, and consulting services. Our average G&A expenses, excluding stock-based compensation expense, decreased from $22.44 per boe during the nine months ended September 30, 2012 to $9.90 per boe for the nine months ended September 30, 2013.  For the nine months ended September 30, 2013 and 2012, we recorded acquisition related costs in G&A expenses of $4.0 million and $0, respectively.  This increase contributed $1.86 per boe to the per boe increase between the periods.  For the nine months ended September 30, 2013 and 2012, we recorded non-cash stock-based compensation expense of approximately $14.4 million and $24.8 million, respectively.  The non-cash stock-based compensation expense recognized in 2012 was due primarily to the rescission and cancellation of 1.1 million shares of restricted stock.  For the restricted stock awards granted to non-employees that were rescinded and cancelled, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense.  At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share, which when combined with other stock-based compensation expense of $2.5 million, resulted in $24.8 million in stock-based compensation expense for the nine months ended September 30, 2012.

Interest Expense.  For the nine months ended September 30, 2013, interest expense totaled $17.6 million and included $5.8 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the termination of the Second Lien Term Credit Agreement and the commitment for the bridge loan credit facility, as well as in connection with the modification of the First Lien Term Credit Agreement during the period.  The expense incurred is primarily related to the issuance of the Senior Notes issued during 2013. We did not incur any interest expense for the nine months ended September 30, 2012.

Commodity Derivative Transactions.   During the nine months ended September 30, 2013, we recognized a $6.8 million unrealized loss on our commodity derivative contracts related to the change in fair value of our derivative contracts and a $7.0 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.  During the nine months ended September 30, 2012, we recognized a $1.6 million unrealized gain related to the change in fair value of our derivative contracts and a $0.8 million realized loss associated with settlements and/or expirations on our commodity derivative contracts.

Income Tax Expense.   For a discussion of our income tax expense, see “- Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 — Costs and Operating Expenses — Income Tax Expense.”

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

As of September 30, 2013, our critical accounting policies were consistent with those discussed in our 2012 Annual Report, as supplemented by the critical accounting policy set forth below.

Our acquisitions, except those acquisitions made between entities under common control, are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). An acquisition may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. Any such gain or any loss resulting from the impairment of goodwill is recognized in current period earnings and classified in operating costs and expenses in the accompanying condensed consolidated statements of operations. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

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

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $480.0 million in cash, $10 million in investments, and $600 million of indebtedness.  Our First Lien Credit Agreement, with a current borrowing base of $175 million, was unused as of September 30, 2013, resulting in available liquidity of approximately $665 million. Immediately following the end of the third quarter, we closed the Wycross acquisition, paying approximately $220 million in cash.

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

On May 31, 2013, the Original Borrowers and our new subsidiary, SN Cotulla (collectively referred to with us as the Borrowers), entered into the First Lien Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent, and RBC Capital Markets as sole lead arranger and sole book runner and each of the other lenders party thereto. The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement (but not to repay or pay off such debt) and to, among other things, (i) replace Capital One with Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, (iii) increase the borrowing base to $175 million, and (iv) make certain other amendments.   The Borrowers’ obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of our existing and future subsidiaries not designated as ‘‘unrestricted subsidiaries,’’ including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which was initially set at $175 million and is subject to periodic redetermination. The borrowing base is also subject to reduction by 25% of the amount of the increase in the Borrowers’ net debt (taking into consideration any required repayment of debt) resulting from the issuance of certain debt, including pursuant to the issuance of the Senior Notes. The borrowing base can be redetermined up or down by the lenders based on, among other things, their evaluation of our oil and natural gas reserves.  The next redetermination of the borrowing base was scheduled to occur on or before October 1, 2013 and that process is currently underway, with other redeterminations scheduled to occur quarterly through July 1, 2014 and then semi-annually thereafter on April 1 and October 1 of each year.

On May 31, 2013, the Borrowers entered into several conforming and technical amendments to the Second Lien Term Credit Agreement. Pursuant to its terms, the First Lien Credit Agreement matures on May 31, 2018.  However, the First Lien Credit Agreement would mature on November 16, 2015 if the Second Lien Term Credit Agreement were not repaid in full on or before November 16, 2015. On May 31, 2013, we borrowed $96 million under the First Lien Credit Agreement.  We used proceeds from this borrowing to repay the $90 million outstanding under the Previous First Lien Credit Agreement.  On June 13, 2013, we used proceeds from our Senior Note offering to repay the $96 million outstanding under the First Lien Credit Agreement and the $50 million outstanding under the Second Lien Term Credit Agreement.  The Second Lien Term Credit Agreement was retired with no further availability. On July 3, 2013, Macquarie Bank Limited novated its rights and obligations under hedging agreements with us to Société Générale, a lender under the First Lien Credit Agreement. The borrowing base on the First Lien Credit Agreement was reduced to $87.5 million following the issuance of the Senior Notes. The borrowing base on the First Lien Credit Agreement was increased to $175 million as a result of the redetermination conducted by the banks based upon the Company’s June 30, 2013 updated reserves and remains $175 million as of September 30, 2013.  As noted above, the borrowing base is currently being reviewed and we expect it to increase to be in excess of $200 million upon completion of the review process.

On June 13, 2013, the Company completed a private offering to eligible purchasers of $400 million in aggregate principal amount of the Company’s 7.750% senior notes that will mature on June 15, 2021 (the “Original Notes”).  Interest is payable on each June 15 and December 15, commencing December 15, 2013.  The Company received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire the Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding.  The Original Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.   The borrowing base under the Company’s First Lien Credit Agreement was reduced to $87.5 million, upon issuance of the Original Notes, and was later increased to $175 million, all of which is available for future revolver borrowings.

On September 18, 2013, the Company issued an additional $200 million in aggregate principal amount of its 7.750% senior notes due 2021 (the “Additional Notes” and, together with the Original Notes, the “Senior Notes”) in a private offering to eligible purchasers at a price to the purchasers of 96.5% of the Additional Notes.  The Company received net proceeds from this offering of approximately $188.8 million, after deducting the initial purchasers’ discounts and estimated offering expenses of approximately $4.2 million.  The Company also received cash for accrued interest from June 13, 2013 through the date of issuance, of $4.1 million.  The Additional Notes were issued under the same indenture as the Original Notes, and are therefore treated as a single class of debt securities under the indenture.  The Company used the net proceeds from the offering to partially fund the Wycross acquisition, completed in October 2013, and intends to use the remaining proceeds to fund a portion of the 2013 capital budget, a portion of the preliminary 2014 capital budget, and for general corporate purposes.

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

On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters’ overallotment option), at an issue price of $23.00.  The Company received net proceeds from this offering of approximately $241.5 million, after deducting underwriters’ fees and offering expenses of approximately $12.4 million.  The Company used the net proceeds from the offering to partially fund the Wycross acquisition, completed in October 2013, and intends to use the remaining proceeds to fund a portion of the 2013 capital budget, a portion of the preliminary 2014 capital budget, and for general corporate purposes.

We expect to use our cash on hand, our internally generated cash flow from operations, the proceeds from the offering of the Senior Notes, and the proceeds from the recent equity offering to fund our planned capital expenditures through the end of 2013. Our revised capital budget for 2013 projects an investment of $420 million of development capital to drill 74 gross (55 net) Eagle Ford Shale wells, a possible small interest participation in one or more TMS wells, and a further $50 million for facilities, leasing and seismic activities. This 2013 capital budget of $470 million represents an increase of 176% over our capital spending during 2012 of $170 million and 35% over our initial 2013 spending plan of $347 million, largely as a result of our completion of the Cotulla acquisition on May 31, 2013, the TMS transactions on September 18, 2013, and the Wycross acquisition in October 2013.

Cash Flows

Our cash flows for the nine months ended September 30, 2013 and 2012 (in thousands) are as follows:

	Nine Months Ended
	September 30,
	2013	2012
Cash Flow Data:
Net cash provided by operating activities	$108,724	$26,195
Net cash used in investing activities	$(698,413)	$(100,381)
Net cash provided by financing activities	$1,019,341	$144,512

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was approximately $108.7 million for the nine months ended September 30, 2013 compared to $26.2 million for the same period in 2012. The increase in net cash provided by operating activities for the nine months ended September 30, 2013 was due primarily to higher net income resulting from an increase in production and realized prices as well as higher accrued liabilities and accounts payable for the current year compared to the same period in 2012, offset by higher accounts receivable and lower accounts payable — related entities for the nine months ended September 30, 2013 as compared to the same period in 2012.

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled approximately $698.4 million for the nine months ended September 30, 2013 compared to $100.4 million for the same period in 2012.  Capital expenditures for leasehold and drilling activities for the nine months ended September 30, 2013 totaled $295.7 million, primarily associated with the drilling and completing of 46 wells.  We paid cash of approximately $402.7 million for the oil and natural gas properties acquired in the Cotulla acquisition, the TMS transactions, the escrow deposit related to the Wycross acquisition as well as other immaterial acquisitions of oil and natural gas properties.  In addition, we invested $1.7 million in computers and other equipment and purchased $10 million of marketable securities.  Partially offsetting these costs were proceeds of $11.6 million from the sale of marketable securities.  For the nine months ended September 30, 2012, we incurred capital expenditures of $88.8 million, primarily associated with the drilling and completing of 11 wells and invested $11.6 million in available-for-sale securities.

Net Cash Provided by Financing Activities.  Net cash flows provided by financing activities totaled approximately $1.0 billion for the nine months ended September 30, 2013 compared to $144.5 million for the same period in 2012.  During the nine months ended September 30, 2013, we received net proceeds from the private placement of preferred stock of approximately $216.6 million, after deducting placement agent’s fees and offering costs payable by us of approximately $8.4 million.  We also received net proceeds of approximately $577.0 million from the private placement of our Senior Notes, consisting of face value of $600 million, including the Additional Notes which were issued at a discount to face value of $7.0 million, less debt issuance costs of approximately $16.0 million, included in the $23.1 million discussed below.   The Company also received cash of $4.1 million for accrued interest from June 13, 2013 through the date of issuance.  During the third quarter of 2013, the Company completed a public offering of common stock, and received net proceeds from this offering of approximately $241.5 million, after deducting underwriter’s fees and other expenses of approximately $12.4 million.  During the first quarter of 2013, we borrowed $50 million under our Second Lien Term Credit Agreement.  On May 30, 2013, we borrowed $90 million under our Previous First Lien Credit Agreement. On May 31, 2013, we borrowed $96 million under our First Lien Credit Agreement, and used the proceeds to repay the $90 million borrowed under our Previous First Lien Credit Agreement.  The outstanding borrowings under our First Lien Credit Agreement and Second Lien Term Credit Agreement were repaid during the second quarter of 2013 with proceeds from the offering of the Original Notes.  Other financing costs for the nine months ended September 30, 2013 included $23.1 million for debt issuance costs, $7.6 million paid for preferred dividends and $1.1 million paid for the purchase of common stock to settle taxes on the vesting of employee stock grants.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

At September 30, 2013, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, deferred premiums on our commodity hedging contracts, and asset retirement obligations. The material changes in our contractual obligations during the nine months ended September 30, 2013 included (i) the repayment of all of the approximately $96 million in borrowings outstanding under our First Lien Credit Agreement, (ii) the retirement of our Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding thereunder, (iii) the issuance of our Senior Notes, and (iv) the recognition of asset retirement obligations related to our properties.  In addition, in connection with the TMS transactions, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI.  At the Company’s election, it may carry SR in an additional 3 gross (1.5 net) TMS wells if it desires to participate in additional drilling within the AMI.  The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Senior Notes	$—	$—	$—	$600,000	$600,000
Interest expense (1)	46,758	93,000	93,000	139,500	372,258
Derivative liabilities (2)	904	478	—	—	1,382
Asset retirement obligations (3)	—	—	—	3,507	3,507
Total	$47,662	$93,478	$93,000	$743,007	$977,147

(1) Represents estimated interest payments that will be due under the 7.750% $600 million Senior Notes that will mature on June 15, 2021.

(2) Represents payments due for deferred premiums on our commodity hedging contracts, including amounts due but not yet paid.  See Note 8 - Derivative Instruments in the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

•                  Income tax expense;

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

•                  Income tax benefit;

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$3,880	$1,667	$12,696	$(17,024)
Plus:
Interest expense	9,460	—	17,613	—
Unrealized (gains) losses on derivative instruments	8,905	2,104	6,820	(1,594)
Depreciation, depletion, amortization and accretion	38,372	4,580	76,368	9,291
Stock-based compensation	6,657	836	14,369	24,800
Acquisition costs included in G&A	305	—	3,990	—
Less:
Interest income	(91)	(12)	(163)	(31)
Income tax benefit	(3,668)	—	(3,668)	—
Adjusted EBITDA	$63,820	$9,175	$128,025	$15,442

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net cash provided by operating activities	$39,883	$12,703	$108,724	$26,195
Net change in operating assets and liabilities	15,525	(3,516)	3,723	(10,722)
Interest (income) expense, net	8,107	(12)	11,588	(31)
Acquisition costs included in G&A	305	—	3,990	—
Adjusted EBITDA	$63,820	$9,175	$128,025	$15,442

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

Less:

•                  Preferred stock dividends

•                  Unrealized gains on derivatives; and

•                  Other non-recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$3,880	$1,667	$12,696	$(17,024)
Less: Preferred stock dividends	(5,485)	(264)	(13,041)	(264)

Net income (loss) attributable to common shares and participating securities	(1,605)	1,403	(345)	(17,288)
Plus:
Unrealized gains on derivative instruments	8,905	2,104	6,820	(1,594)
Stock-based compensation	6,657	836	14,369	24,800
Acquisition costs included in general and administrative	305	—	3,990	—

Adjusted net income	14,262	4,343	24,834	5,918
Adjusted net income allocable to participating securities	(694)	(65)	(1,136)	(194)
Adjusted net income attributable to common stockholders	$13,568	$4,278	$23,698	$5,724

Adjusted net income per common share - basic (1) (2)	$0.39	$0.13	$0.70	$0.17
Adjusted net income per common share - diluted (1) (2) (3) (4)	$0.36	$0.13	$0.70	$0.17

Weighted average number of unrestricted outstanding common shares used to calculate adjusted net income per common share - basic	34,737	33,000	33,651	33,000
Dilutive shares (1) (2) (3) (4)	17,492	—	—	—
Denominator for diluted adjusted net income per common share	52,229	33,000	33,651	33,000

(1)         The nine months ended September 30, 2013 excludes 625,920 shares of weighted average restricted stock and 14,141,800 shares of common stock, respectively, resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock from the calculation of the denominator for diluted Adjusted net income per common share as these shares were anti-dilutive.

(2)         The three months ended September 30, 2013 includes 17,491,500 shares of common stock resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock in the calculation of the denominator for diluted Adjusted net income per common share as these shares were dilutive.  In addition, the numerator includes preferred stock dividends during the period in order to arrive at Adjusted net income to calculate diluted earnings per common share.

(3)         The three months ended September 30, 2013 excludes 410,779 shares of weighted average restricted stock in the calculation of the denominator for diluted Adjusted net income per common share as these shares were anti-dilutive.

(4)         The three and nine months ended September 30, 2012 exclude 71,842 and 254,757 shares of weighted average restricted stock, respectively, and 996,429 and 330,931 shares of common stock, respectively, resulting from an assumed conversion of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock from the calculation of the denominator for diluted Adjusted net income per common share as these shares were anti-dilutive.

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

As of September 30, 2013, we had the following crude oil swaps and put spreads covering anticipated future production as indicated below:

	Derivative
Contract Period	Instrument	Barrels	Purchased	Sold
October 1, 2013 - December 31, 2013	Put Spread	92,000	$95.00	$75.00
October 1, 2013 - December 31, 2013	Swap	46,000	$97.10	n/a
October 1, 2013 - December 31, 2013	Swap	92,000	$88.90	n/a
October 1, 2013 - December 31, 2013	Put Spread	92,000	$90.00	$75.00
October 1, 2013 - December 31, 2013	Swap	69,000	$94.50	n/a
October 1, 2013 - December 31, 2013	Swap	69,000	$95.25	n/a
October 1, 2013 - December 31, 2013	Swap	92,000	$96.80	n/a
October 1, 2013 - December 31, 2013	Swap	46,000	$103.69	n/a
October 1, 2013 - December 31, 2013	Swap	46,000	$103.70	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$91.35	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$92.45	n/a
January 1, 2014 - December 31, 2014	Swap	273,750	$92.00	n/a
January 1, 2014 - June 30, 2014	Swap	90,500	$97.19	n/a
January 1, 2014 - December 31, 2014	Swap	365,000	$95.45	n/a
January 1, 2014 - December 31, 2014	Asian Option	365,000	$90.00	$99.10
July 1, 2014 - December 31, 2014	Put Spread	184,000	$90.00	$75.00

As of September 30, 2013, we had the following three-way collar crude oil contracts that combine a long and short put with a short call as indicated below:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
January 1, 2014 - December 31, 2014	547,500	$65.00	$85.00	$102.25	NYMEX West Texas Intermediate crude
January 1, 2014 - December 31, 2014	365,000	$75.00	$95.00	$107.50	Louisiana light sweet crude

At September 30, 2013, the fair value of our commodity derivative contracts was a net liability of approximately $7.0 million, including a deferred premium liability of $1.2 million, of which $7.0 million settles during the next twelve months.  A 10% increase in the oil index price above the September 30, 2013 price would result in a decrease in the fair value of our commodity derivative contracts of approximately $31.5 million; conversely, a 10% decrease in the oil index price would result in an increase of approximately $19.0 million.

Interest Rate Risk

There is currently no usage under our First Lien Credit Facility.  Our Senior Notes bear a fixed interest rate of 7.750% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of September 30, 2013. We currently do not have any interest rate derivative contracts in place.  If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our credit facility. As of September 30, 2013, we had $600 million of debt outstanding, all of which was attributable to the Senior Notes, and a borrowing base of $175 million under our credit facility, all of which was available for future revolver borrowings. Our increased indebtedness resulting from the Cotulla acquisition could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We have no experience drilling wells on our TMS acreage, which has a limited operational history and is subject to more uncertainties than our drilling program in more established formations.

Operators have begun drilling wells in the TMS only recently. Accordingly, we have limited information on which we can determine optimum drilling and completion strategies and drilling costs (which may be higher than other trends in which we operate), or estimate production decline rates or recoverable reserves from drilling on our acreage in this trend. Our drilling plans with respect to the TMS are flexible and depend on a number of factors, including the extent to which our initial wells in the trend are commercially successful.

The TMS and Wycross transactions involve risks associated with acquisitions and integrating acquired assets, including the potential exposure to significant liabilities, and the intended benefits of the TMS and Wycross transactions may not be realized.

The TMS and Wycross transactions each involve risks associated with acquisitions and integrating acquired assets into existing operations, including that:

•                  our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in the TMS and Wycross transactions;

•                  we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•                  the assets acquired in the TMS and Wycross transactions may not perform as well as we anticipate; and

•                  unexpected costs, delays and challenges may arise in integrating the assets acquired in the TMS and Wycross transactions into our existing operations.

Even if we successfully integrate the assets acquired in the TMS and Wycross transactions into our operations, it may not be possible to realize the full benefits we may anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits we anticipate from the TMS and Wycross transactions, our business, results of operations and financial condition may be adversely affected.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

The aggregate amount of our outstanding indebtedness could have important consequences for you, including the following:

•                  any failure to comply with the obligations of any of our debt agreements, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•                  the covenants contained in our debt agreements limit our ability to borrow money in the future for acquisitions, capital expenditures or to meet our operating expenses or other general corporate obligations and may limit our flexibility in operating our business;

•                  we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

•                  we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general, especially extended or further declines in oil and natural gas prices; and

•                  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On November 6, 2013, we made two filings with the Delaware Secretary of State to correct some inadvertent mechanical auto-formatting and resulting errors in one of our certificates of designations and to subsequently file a comprehensive restated certificate of incorporation incorporating therein the terms of our preferred stock.  The filings were effective as of the date the original instruments were filed (September 17, 2012 and May 28, 2013, respectively).  A copy our restated certificate of incorporation is filed as exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

EXHIBIT INDEX

Each exhibit identified below is filed or furnished as part of this report.

2.1

Purchase and Sale Agreement by and between Hess Corporation, as Seller, and Sanchez Energy Corporation, as Buyer, dated March 18, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).*

2.2

Purchase and Sale Agreement by and between Altpoint Sanchez Holdings LLC, as Seller, and Sanchez Energy Corporation, as Buyer, dated August 7, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on August 13, 2013 and incorporated herein by reference).*

2.3

Purchase and Sale Agreement by and between Rock Oil Company, LLC, as Seller, and SN Cotulla Assets, LLC, as Buyer, dated as of September 6, 2013 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 9, 2013 and incorporated herein by reference).*

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sanchez Energy Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 28, 2013, and incorporated herein by reference).

3.2 (a)	Restated Certificate of Incorporation of Sanchez Energy Corporation, effective as of May 28, 2013

4.1

Indenture, dated as of June 13, 2013, among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

4.2

First Supplemental Indenture, dated as of September 11, 2013, by and among Sanchez Energy Corporation, SN TMS, LLC, the existing guarantors and U.S. Bank National Association as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 19, 2013 and incorporated herein by reference).

4.3

Registration Rights Agreement, dated as of June 13, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

4.4

Registration Rights Agreement, dated as of September 18, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on September 13, 2013 and incorporated herein by reference).

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

10.2 (a)

First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2013, among the Borrowers named therein, SN Operating, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent

10.3

Third Amendment to Amended and Restated Credit Agreement, dated as of September 11, 2013, among the Borrowers named therein, SN Operating, LLC, and SN TMS, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 12, 2013 and incorporated herein by reference).

10.4 (a)		Waiver Letter and Amendment, dated July 30, 2013, among the Borrowers named therein, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent

10.5

Purchase Agreement, dated June 10, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

10.6

Purchase Agreement, dated September 13, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 13, 2013, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 8, 2013.

SANCHEZ ENERGY CORPORATION

By:	/s/ Michael G. Long
Michael G. Long
Senior Vice President and Chief Financial Officer