Form 10-K
period 2013-12-31
Sanchez Energy Corp
filed 2014-03-12
CIK 1528837

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
 None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2013: $657,235,464

         Number of shares of registrant's common stock outstanding as of March 10, 2014: 52,038,569.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference into Part III of this report for the year ended December 31, 2013.

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
FOR THE YEAR ENDED DECEMBER 31, 2013

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions we made based on management's experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Annual Report on Form 10-K, words such as "will," "potential," "believe," "estimate," "intend," "expect," "may," "should," "anticipate," "could," "plan," "predict," "project," "profile," "model," "strategy," "future" or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

  •
  our ability to successfully execute our business and financial strategies;

  •
  our ability to replace the reserves we produce through drilling and property acquisitions;

  •
  the realized benefits of the acreage acquired in the Tuscaloosa Marine Shale (the "TMS", and such transactions, the "TMS transactions"), the acquisition of assets from Hess Corporation ("Hess", and such acquisition transaction, the "Cotulla acquisition") and liabilities assumed in connection therewith, and the acquisition of the Wycross properties described herein and other assets and liabilities assumed in connection therewith (the "Wycross acquisition");

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

  •
  unexpected results of litigation filed against us;

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

PART I

Item 1.    Business

Overview

        Sanchez Energy Corporation (together with our consolidated subsidiaries, the "Company," "we," "our," "us" or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company that is focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 120,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 40,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 86% of our total 2014 capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10-K in the "Glossary of Selected Oil and Natural Gas Terms."

        During 2013, we significantly expanded our proved reserves, production and undeveloped acreage through a series of acquisitions beginning with the Cotulla acquisition in the Eagle Ford Shale in South Texas which we closed on May 31, 2013. In this acquisition, we acquired approximately 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties, Texas with 53 gross wells producing an estimated average of approximately 4,950 boe/d for the month of May 2013. The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves. We combined our new Cotulla assets with our previous Maverick area to form one operating area now known as our Cotulla area.

        In July 2013, we acquired approximately 10,300 net acres and approximately 250 boe/d of estimated production in Fayette, Gonzales and Lavaca Counties, Texas. This acquisition, now known as our Five Mile Creek development within our Marquis Area, is directly to the northwest of our Prost development project.

        On August 16, 2013, we completed an asset acquisition of approximately 40,000 net undeveloped acres in the TMS in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest and a 50/50 joint venture with our affiliate, SR Acquisition I, LLC (together with its parent company Sanchez Resources, LLC, where applicable, "SR"). The joint venture controls approximately 115,000 gross and 80,000 net acres in what we believe to be the core of the TMS.

        On October 4, 2013, we closed our Wycross acquisition in the Eagle Ford Shale. At the effective date of July 1, 2013 this acquisition added approximately 11 MMBOE of net proved reserves, 2,000 boe/d of production and 3,600 net contiguous acres of leasehold in McMullen County, Texas.

        Our 2014 capital budget of $650 - $700 million is allocated 95% to the drilling and completion of 70 net wells with the remainder allocated to facilities, leasing, and seismic activities.

        For 2014, our operating plans largely focus on continued improvement to our manufacturing efficiency with the goal of steady improvement in our capital efficiency. Our 2014 capital budget will be focused on the development of our approximately 120,000 net acres in the Eagle Ford Shale. In the Eagle Ford, we plan on investing $555 - $600 million, or 90%, of our drilling and completion budget to spud and complete 68 net wells in 2014. In addition, we intend to invest $60 - $65 million on drilling and completing up to 4 gross (2 net) wells in the TMS.

        The following table presents our capital expenditure budget for the 2014 fiscal year:

	2014 Capital Budget ($MM)
Project Area	Gross Full Year Rig Count	Net Wells Spud	Net Wells Completed	Capex	% of Operating Capital	% of Drilling and Completion ("D&C") Capital
Marquis	3.0	35	32	$300 - $315	46%	48%
Cotulla	2.0	28	28	205 - 225	32%	33%
Palmetto	0.7	5	8	50 - 60	8%	9%
TMS	1.3	2	2	60 - 65	9%	10%

Total D&C Capital Budget	7.0	70	70	$615 - $665	95%	100%
Facilities, Leasing, and Seismic				35	5%

Total Capital Budget				$650 - $700	100%

        The following table presents summary data for our Eagle Ford project areas as of December 31, 2013:

						2014 Capital Expenditure Budget
				Identified Drilling Locations(1)
								Drilling & Completion Capex (in millions)
	Net Acreage	Average Working Interest				Net Wells Spud	Net Wells Completed
			Operator	Gross	Net
Marquis	68,775	100%	Sanchez	900	900	35	32	$300 - $315
Cotulla	42,117	83%	Sanchez	850	760	28	28	$205 - $225
Palmetto	9,493	48%	Marathon	395	190	5	8	$50 - $60

Total	120,385	87%		2,145	1,850	68	68	$555 - 600

(1)
Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas and approximately 60 acre well-spacing for our Marquis area, and assuming 80% of the acreage is drillable for Cotulla and Marquis and 90% of the acreage is drillable for Palmetto, we believe that there could be up to 2,145 gross (1,850 net) locations for potential future drilling.

Our History

        We are a Delaware corporation formed in August 2011 to acquire, explore and develop unconventional oil and natural gas assets. On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock, par value $0.01 per share, at a price to the public of $22.00 per share and received net proceeds of approximately $203.3 million in cash (net of expenses and underwriting discounts and commissions).

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

        On June 19, 2012 and September 17, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of the Company's common stock that SEP I owned to the partners of SEP I (the "Distribution"). The 21,932,659 shares of common stock distributed to SEP I's partners constituted 66.5% of the then issued and outstanding shares of the Company's common stock. The Distribution was a return on SEP I's partners' capital contributions to SEP I, thus no consideration was paid to SEP I for the shares of the Company's common stock distributed. Since June 19, 2012, the Company has not been under common control with SEP I.

Our Business Strategies

        Our primary business objective is to increase reserves, production and cash flows at an attractive return on invested capital. Our business strategy is currently focused on exploiting long-life, unconventional oil, condensate, NGL and natural gas reserves from the Eagle Ford Shale and the TMS. Key elements of our business strategy include:

  •
  Aggressively develop our Eagle Ford Shale leasehold positions.  We intend to aggressively drill and develop our acreage position to maximize the value of our resource potential. At December 31, 2013, 58% of our proved reserves were proved undeveloped. As of December 31, 2013, we were producing from 188 wells and have identified over 1,800 net locations for potential future drilling in our Eagle Ford Shale area that will be our primary targets in the near term. In 2014, we plan to invest between $555 and $600 million on development drilling and completion in the Eagle Ford Shale to spud and complete approximately 68 net wells. This represents 86% of our total 2014 capital budget.

  •
  Enhance returns by focusing on operational and cost efficiencies.  We are focused on continuous improvement of our operating measures and have significant experience in successfully converting early-stage resource opportunities into cost-efficient development projects. We believe the magnitude and concentration of our acreage within our core project areas provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad, utilizing centralized production and fluid handling facilities and reducing the time and cost of rig mobilization.

  •
  Adopt and employ leading drilling and completion techniques.  We are focused on enhancing our drilling and completion techniques to maximize recovery of reserves. Industry techniques with respect to drilling and completion have significantly evolved over the last several years, resulting in increased initial production rates and recoverable hydrocarbons per well through the implementation of longer laterals and more tightly spaced fracture stimulation stages. We continuously evaluate industry drilling results and monitor the results of other operators to improve our operating practices, and we expect our drilling and completion techniques will continue to evolve.

  •
  Leverage our relationship with our affiliates to expand unconventional oil assets.  Various members of the Sanchez Group have drilled or participated in over 1,000 wells, directly and through joint ventures, and have invested substantial amounts of capital in the oil and natural gas industry since 1972. During this period, they have carefully cultivated relationships with mineral and surface rights owners in and around our Eagle Ford and TMS areas and compiled an extensive technological database which we believe gives us a competitive advantage in acquiring additional leasehold positions in these areas. We have unrestricted access to the proprietary portions of the technological database related to our properties and SOG is otherwise required to interpret and use the database for our benefit. We plan to leverage our affiliates' expertise, industry relationships and size to opportunistically expand reserves and our leasehold positions in the Eagle Ford Shale and other onshore unconventional oil resources. The strength of these relationships is evidenced by the TMS transactions, where our working interest partner is another member of the Sanchez Group.

  •
  Pursue strategic acquisitions to grow our leasehold position in the Eagle Ford Shale and seek entry into new basins.  We believe that we will be able to identify and acquire additional acreage and producing assets in the Eagle Ford Shale at attractive valuations by leveraging our longstanding relationships in and knowledge of South Texas. We also plan to selectively target additional domestic basins that would allow us to employ our strategies on attractive acreage positions that we believe are similar to our Eagle Ford Shale acreage. Our 2013 TMS transaction was consistent with this strategy and gives us approximately 40,000 net acres within what we believe to be the core of the TMS.

  •
  Maintain substantial financial liquidity and flexibility.  As of December 31, 2013, we had approximately $154 million of cash and cash equivalents available and a borrowing capacity under our revolving credit facility of $300 million. We believe that this strong liquidity position combined with our cash flow from operations will allow us to continue executing a capital expenditure program that should result in steady growth of production, cash flow and proved reserves. Furthermore, we have entered into and intend to continue executing hedging transactions for a significant portion of our expected production to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in oil and natural gas prices.

Our Competitive Strengths

        We believe the following competitive strengths will allow us to successfully execute our business strategies:

  •
  Geographically concentrated leasehold position in leading North American unconventional oil resource trends.  We have assembled a current leasehold position of approximately 120,000 net acres in the Eagle Ford Shale, which we believe to be one of the highest rates of return unconventional oil and natural gas formations in North America. In addition to further leveraging our base of technical expertise in our project areas, our geographically concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs in addition to further leveraging our base of technical expertise in our project areas. We believe that our recent well results and offset operator activity in and around our project areas have significantly de-risked our acreage position such that there are low geologic risks and ample repeatable drilling opportunities across our core operating areas. In addition to our Eagle Ford Shale acreage, we have approximately 40,000 net acres in what we believe to be the core of the TMS. Recent well results by other operators in the area are encouraging with respect to both strong well performance and decreasing drilling and completion costs, which we believe will be enhanced by the significant amount of additional capital planned to be spent in the TMS during 2014 based on our announced plans and those of other operators in the basin. We plan to allocate approximately 9% of our 2014 capital budget to this area.

  •
  Demonstrated ability to drive oil production and reserves growth.  Our average production for the fourth quarter of 2013 was 18,810 boe/d, substantially all of which was from the Eagle Ford Shale. This compares to approximately 11,774 boe/d in the third quarter of 2013 and 1,874 boe/d during the same period in 2012. Our total proved reserves at December 31, 2013 was 58.7 mboe, a growth of 177% over the same period a year ago.

  •
  Large oil-weighted multi-year drilling inventory.  We have an inventory of over 1,800 net locations for potential future drilling on our acreage position in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale based on spacing varying from 60 acres to 40 acres. In 2014, we plan to spud and complete approximately 68 net wells on our existing Eagle Ford Shale acreage. We expect that our TMS acreage will also provide a multi-year inventory of additional oil-weighted locations. Both we and several other industry participants have announced plans to more aggressively test their TMS acreage in 2014 which we expect to materially increase our knowledge about the potential in this new play.

  •
  Experienced management and strong technical team.  Our team is comprised of individuals with a long history in the oil and gas business, and a number of our key executives have prior experience as members of public company management teams. Furthermore, members of the Sanchez Group have a 40-plus year operating history in the basins in which we operate, providing us with extensive knowledge of the basins and the ability to leverage longstanding relationships with mineral owners. Through SOG we have access to an experienced staff of oil and gas professionals including geophysicists, geologists, drilling and completion engineers, production and reservoir engineers and technical support staff. This technical team is large enough to support our growth into a significantly larger company relative to our current size. SOG's technical team has significant experience and expertise in applying the most sophisticated technologies used in conventional and unconventional resource style plays including 3-D seismic interpretation capabilities, horizontal drilling, comprehensive multi-stage hydraulic fracture stimulation programs and other exploration, production and processing technologies. We believe this technical expertise is integral to successful exploitation of our assets, including defining new core producing areas in emerging plays.

Core Properties

  Eagle Ford Shale

        We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 120,000 net leasehold acres with an average working interest of approximately 87%. Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas and approximately 60 acre well-spacing for our Marquis area, and assuming 80% of the acreage is drillable for Cotulla and Marquis and 90% of the acreage is drillable for Palmetto, we believe that there could be over 2,100 gross (1,800 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi-stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2014, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

        In our Marquis area, we have approximately 69,000 net operated acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $9.0 million and $11.0 million per well based on our historical well costs. We have drilled 24 horizontal wells in our Prost development project of our Marquis area that had average 30 day production rates of approximately 700 boe/d per well. We have identified up to 900 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. For 2014, we plan to spend $300 - $315 million to spud 35 net wells and complete 32 net wells in our Marquis area.

        In our Cotulla area, we have approximately 42,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 83%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $7.0 million and $9.0 million per well based on our historical well costs. Our primary focus areas in our Cotulla area are our Alexander Ranch and Wycross development projects. In our Alexander Ranch development project, 34 wells have been brought online with average 30 day production rates of approximately 500 boe/d per well. In our Wycross development project, 15 wells have been brought online with average 30 day production rates of approximately 800 boe/d per well. We have identified up to 850 gross (760 net) locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. For 2014, we plan to spend $205 - $225 million to spud and complete 28 net wells in our Cotulla area.

        In our Palmetto area, we have approximately 9,500 net acres in Gonzales County, Texas with an average working interest of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $7.5 million and $11.0 million per well based on our historical well costs. We have participated in the drilling of 51 gross wells on our acreage that had an average 30 day production rate of approximately 900 boe/d per well. We have identified up to 395 gross (190 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. For 2014, we plan to spend $50 - $60 million to spud 5 net wells and complete 8 net wells in our Palmetto area.

  Tuscaloosa Marine Shale

        In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock plus an initial 3 gross (1.5 net) well drilling carry. In connection with the TMS transactions, we established an AMI in the TMS with SR. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR) resulting in our owning an undivided 50% working interest across the AMI through the TMS. The AMI holds rights to approximately 115,000 gross acres and 80,000 net acres.

        Total consideration for the TMS transactions consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. The cash consideration provided to SR was $14.4 million. The acquisitions were accounted for as the purchase of assets at cost on the acquisition date.

        We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. If we desire, at our sole discretion, to continue drilling within the AMI after fulfilling the minimum well commitment, we would be required to carry SR in an additional 3 gross (1.5 net) TMS wells.

        Recent well results by other operators in the area are encouraging with respect to both strong well performance and decreasing drilling and completion costs. We plan to allocate 9% of our total 2014 capital budget to our TMS area. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de-risk the play.

Oil and Natural Gas Reserves and Production

  Internal Controls

        Our estimated reserves at December 31, 2013 were prepared by Ryder Scott Company, L.P., or Ryder Scott, our independent reserve engineers. We expect to continue to have our reserve estimates prepared semi-annually by our independent third-party reserve engineers. Our internal professional staff works closely with Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, we provide Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves.

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

  Qualifications of Responsible Technical Persons

        Internal SOG Engineers.    Vinodh Kumar is the technical person primarily responsible for overseeing the preparation of our reserve estimates. Mr. Kumar has over 40 years of industry experience with positions of increasing responsibility in engineering and evaluations with companies such as Hilcorp Energy Company, El Paso Exploration & Production Company, KCS Energy, Inc. and Koch Industries, Inc. He holds a Masters of Science degree in Petroleum Engineering from the University of Calgary and a Masters of Business Administration from Wichita State University, and he is a Registered Professional Engineer in the State of Texas.

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

  Estimated Proved Reserves

        The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2013, based on a reserve report prepared by Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31, 2013
	Oil (mbo)	Natural Gas Liquids (mbbl)	Natural Gas (mmcf)	Total Estimated Proved Reserves (mboe)(2)	PV-10 (in millions)
Reserve Data(1):
Estimated proved reserves by project area:
Eagle Ford
Marquis	9.2	1.1	5.2	11.2	$284.0
Cotulla	19.3	3.3	21.3	26.2	692.5
Palmetto	16.9	2.2	13.6	21.3	488.8

Total	45.4	6.6	40.1	58.7	$1,465.3

Standardized Measure (in millions)(1)(3)					$1,209.6

Estimated proved developed reserves by project area:
Eagle Ford
Marquis	4.3	0.5	2.2	5.1	$212.3
Cotulla	8.3	2.0	13.0	12.5	398.2
Palmetto	5.4	0.9	5.3	7.1	265.9

Total	18.0	3.4	20.5	24.7	$876.4

Estimated proved undeveloped reserves by project area:
Eagle Ford
Marquis	4.9	0.6	3.0	6.1	$71.7
Cotulla	11.0	1.3	8.3	13.7	294.3
Palmetto	11.5	1.3	8.3	14.2	222.9

Total	27.4	3.2	19.6	34.0	$588.9

(1)
Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $96.78/bo for oil, $41.23/bbl for NGLs and $3.67/mmbtu for natural gas at December 31, 2013. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. For the year ended December 31, 2013, the average realized prices for oil, NGLs and natural gas were $99.82 per bo, $28.60 per bbl and $3.64 per mcf, respectively. For a description of our commodity derivative contracts, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Operating Expenses—Commodity Derivative Transactions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments."

(2)
One boe is equal to six mcf of natural gas or one bo of oil or NGLs based on a rough energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(3)
Standardized measure is calculated in accordance with Accounting Standards Codification, or ASC, Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)" included in the financial statements elsewhere in this Annual Report on Form 10-K.

        The data in the table above represents estimates only. Oil, NGLs and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil, NGLs and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil, NGLs and natural gas that are ultimately recovered. For a discussion of risks associated with reserve estimates, please read "Item 1A. Risk Factors—Our estimated reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves."

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

  Development of Proved Undeveloped Reserves

        None of our proved undeveloped reserves at December 31, 2013 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs were substantially funded from capital contributions, cash flow from operations and the issuance of debt and equity securities. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions and extensions in the next five years from our cash on hand combined with cash flow from operations, expected increases to our borrowing capacity under our credit facilities and possible issuance of debt or equity securities. For a more detailed discussion of our liquidity position, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        As of December 31, 2013, we identified 184 gross (114.5 net) PUD drilling locations, 89 gross (46 net) of which were identified and economically viable at December 31, 2012 and which we anticipate drilling within the next five years. The table below details the activity in our PUD locations from December 31, 2012 to December 31, 2013:

	Gross Locations	Net Locations	Net Volume (mboe)
Balance, December 31, 2012	118	65.0	17,491.4
PUDs converted to PDP by drilling	(28)	(18.0)	(4,487.3)
PUDs removed due to performance	(1)	(1.0)	(43.1)
Acquisition activity	51	36.1	11,648.7
Extension & Discovery	44	32.4	9,526.2
Revisions	—	—	(120.9)

Balance, December 31, 2013	184	114.5	34,015.0

        Excluding acquisitions, we expect to make capital expenditures related to drilling and completion of wells of approximately $615 to $665 million during the year ending December 31, 2014. We plan to spend approximately 75% to 80% of these capital expenditures on development of PUDs in 2014.

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

        The following table provides a reconciliation of PV-10 to the Standardized Measure at December 31, 2013 for our proved reserves (in millions).

Reserves
Proved
PV-10	$1,465.3
Present value of future income taxes discounted at 10%	(255.7)

Standardized Measure(1)	$1,209.6

(1)
Standardized measure is calculated in accordance with ASC Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)" included in the financial statements elsewhere in this Annual Report on Form 10-K.

  Production, Revenues and Price History

        The following table sets forth information regarding combined net production of oil, NGL, and natural gas and certain price and cost information attributable to our properties for each of the periods presented:

	Year Ended December 31,
	2013	2012	2011
Production:
Oil—mbo
Marquis	724.5	67.4	—
Cotulla	1,098.3	87.8	13.7
Palmetto	1,085.6	262.7	132.2
Other	0.2	—	—

Total	2,908.6	417.9	145.9

Natural gas liquids—mbbl
Marquis	63.8	—	—
Cotulla	204.5	0.1	—
Palmetto	186.7	0.6	0.5
Other	—	—	—

Total	455.0	0.7	0.5

Natural gas—mmcf
Marquis	383.7	—	—
Cotulla	1,402.1	—	—
Palmetto	1,234.4	226.7	104.5
Other	28.3	74.5	59.6

Total	3,048.5	301.2	164.1

Net production volumes:
Total oil equivalent (mboe)	3,871.6	468.8	173.7
Average daily production (boe/d)	10,607.1	1,280.8	475.9
Average Sales Price:
Oil ($ per bo)(1)	$99.82	$101.40	$95.31
Natural gas liquids ($ per bbl)	$28.60	$23.26	$47.62
Natural gas ($ per mcf)	$3.64	$2.54	$3.59
Oil equivalent ($ per boe)(1)	$81.21	$92.07	$83.57
Average unit costs per boe:
Oil and natural gas production expenses	$9.21	$7.26	$9.37
Production and ad valorem taxes	$4.47	$4.53	$4.78
General and administrative(2)	$7.80	$24.95	$30.91
Depreciation, depletion, amortization and accretion	$34.82	$33.96	$24.47

(1)
Excludes the impact of oil derivative instruments.

(2)
For the years ended December 31, 2013 and December 31, 2012, general and administrative excludes non-cash stock-based compensation expense of approximately $17,751 ($4.58 per boe) and $25,542 ($54.49 per boe), respectively. We did not have any stock-based compensation expense for the year ended December 31, 2011.

Drilling Activities

        The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2013, 8 gross (3 net) wells were in various stages of completion.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	84.0	59.5	14.0	9.5	3.0	1.6
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	4.0	3.1	6.0	5.5	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	88.0	62.6	20.0	15.0	3.0	1.6
Dry	—	—	—	—	—	—

        The following table sets forth information at December 31, 2013 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated by us	126.0	98.6	—	—
Non-operated	61.0	26.4	1.0	0.3

Total	187.0	125.0	1.0	0.3

  Developed and Undeveloped Acreage

        The following table sets forth information as of December 31, 2013 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2013, 43% of our acreage was held by production.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Eagle Ford Shale—Marquis	1,560	1,560	67,215	67,215
Eagle Ford Shale—Cotulla	3,840	3,202	46,660	38,915
Eagle Ford Shale—Palmetto	2,040	977	17,785	8,516
TMS	—	—	78,764	39,382

Total	7,440	5,739	210,424	154,028

        As of December 31, 2013, we had leases representing 5,975 net acres (4,418 of which were in the Eagle Ford Shale) expiring in 2014, 38,711 net acres (38,486 of which were in the Eagle Ford Shale) expiring in 2015, and 46,871 net acres (23,355 of which were in the Eagle Ford Shale) expiring in 2016 and beyond. We anticipate that our current and future drilling plans along with selected lease extensions will address the majority of our leases expiring in the Eagle Ford Shale in 2014 and beyond.

  Delivery Commitments

        We have made commitments to certain purchasers to deliver a portion of our gas production. The total amount contracted to be delivered is approximately 20 billion cubic feet of gas through 2021. The price for these deliveries is set at the time of delivery of the product. We have more production capacity than the amounts committed and none of the commitments in any given year are material.

Operations

  Oil and Natural Gas Leases

        The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our properties range from 15.5% to 28.0%, resulting in a net revenue interest to us ranging from 84.5% to 72.0%.

  Marketing and Major Customers

        For the year ended December 31, 2013, purchases by three of our customers accounted for 41%, 23% and 19%, respectively, of our total revenues. The three customers purchase the oil production from us pursuant to existing marketing agreements with terms that are currently on "evergreen" status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal.

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

  Competition

        We operate in a highly competitive environment for leasing and acquiring properties and in securing trained personnel. Our competitors specifically include major and independent oil and natural gas companies that operate in our project areas. These competitors include, but are not limited to, Chesapeake Energy Corporation, Marathon Oil Corporation, EOG Resources, Inc., Halcon Resources Corporation, and Penn Virginia Corporation. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

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

        It is customary to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate natural gas production. The protection of groundwater quality is extremely important to us. We believe that we follow all state and federal regulations and apply industry standard practices for groundwater protection in our operations. These measures are subject to close supervision by state and federal regulators. Our policy and practice is to follow all applicable guidelines and regulations in the areas where we conduct hydraulic fracturing. A surface casing string is set deeper than the deepest usable quality fresh water zones and cemented back to the surface in accordance with the appropriate regulations, potential lease requirements and legal requirements to ensure protection of existing fresh water zones. This surface string of casing is then pressure tested to ensure mechanical integrity of the casing string prior to continuing drilling operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. The EPA, however, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA's Underground Injection Control, or UIC, Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned draft guidance.

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

        These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, Texas recently adopted rules and regulations requiring that hydraulic fracturing well operators disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, to state regulators and the public. On May 16, 2013, the U.S. Department of Interior, or DOI, issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm their wells meet certain construction standards and (iii) establish site plans to manage flowback water. The DOI recently announced its intent to finalize the rule in 2014. In addition, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in April 2014.

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

  Air Emissions

        The federal Clean Air Act, as amended, or the CAA, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. On September 23, 2013, EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas projects, and our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. While we may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations.

  Climate Change

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles.. The EPA adopted the stationary source rule (or the "tailoring rule") in May 2010, and it also became effective January 2011, although on October 15, 2013, the U.S. Supreme Court announced it will review aspects of the rule in 2014.

        In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, the EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards for new coal-fired and natural gas-fired power plants.

        In addition, Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Furthermore, some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

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

  Natural Gas Regulation

        The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission, or FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. FERC's regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

        The FERC also possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. FERC possesses substantial enforcement authority for violations of the Natural Gas Act, or NGA, including the ability to assess civil penalties, order disgorgement of profits and recommend criminal penalties. The Energy Policy Act of 2005 amended the NGA to grant FERC new authority to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce, and to prohibit market manipulation. FERC's anti-manipulation regulations apply to FERC jurisdictional activities, which has been broadly construed by the FERC. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial civil and criminal penalties, including civil penalties of up to $1.0 million per day, per violation.

        In 2008, FERC took additional steps to enhance its market oversight and monitoring of the natural gas industry. Order No. 704, as clarified in orders on rehearing, requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit an annual report to FERC describing their wholesale physical natural gas transactions that use an index or that contribute to or may contribute to the formation of a gas index. The FERC is currently contemplating expanding the industry's reporting requirements. On November 15, 2012, the FERC issued a Notice of Inquiry seeking comments whether requiring quarterly reporting of every gas transaction within the FERC's jurisdiction that entails physical delivery for the next day or the next month would provide useful information for improving natural gas market transparency. Comments on the Notice of Inquiry were submitted in February 2013. Following consideration of the comments received, FERC sent out data requests to certain marketers to obtain information related to natural gas sales transactions in July 2013.

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

Employees

        We currently do not have any employees. Pursuant to our Services Agreement with SOG, SOG performs services for us, including the operation of our properties. Please read Note 10 "Related Party Transactions" in the notes to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

        As of December 31, 2013, SOG had approximately 150 employees, including 18 engineers, 12 geoscientists and 9 land professionals. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that SOG's relations with its employees are satisfactory.

        We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Offices

        For our principal offices, we currently share offices with other members of the Sanchez Group under leases entered into by SOG covering approximately 60,000 square feet of office space in Houston, Texas at 1111 Bagby Street, Suite 1800, Houston, Texas 77002. Approximately 15,500 square feet of SOG's leased square footage expires in September 2014, with the remainder expiring in April 2023. SOG also maintains offices in Laredo and San Antonio, Texas.

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

  •
  the availability of funds.

        If these assumptions prove to be incorrect, our estimates of our reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. For example, if the prices used in our reserve report as of December 31, 2013 had been $10.00 less per bo and $1.00 less per mmbtu for natural gas, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $179 million, from approximately $1,210 million to approximately $1,031 million.

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

  •
  limited availability of financing at acceptable rates; and

  •
  other hazards, including those associated with sour gas such as an accidental discharge of hydrogen sulfide gas, that could also result in personal injury and loss of life, pollution and suspension of operations.

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

  •
  domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;

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

        As of March 10, 2014, we have 23 commodity derivative contracts in place covering our expected production for 2014 and 2015. The contracts consist of swaps, collars, put spreads, and three-way costless collars, covering crude oil and natural gas production. In the future, we expect to continue to enter into commodity derivative contracts for a portion of our estimated production, which could result in net gains or losses on commodity derivatives. Our hedging strategy and future hedging transactions will be determined by our management, which is not under any obligation to enter into commodity derivative contracts covering any specific portion of our production.

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

        If our cash flow from operations is less than anticipated and our access to capital is restricted because of economic uncertainty, we may be required to reduce our operating and capital budget, which could have a material adverse effect on our results and future operations. Ongoing uncertainty may also reduce the values we are able to realize in asset sales or other transactions we may engage in to raise capital, thus making these transactions more difficult and less economic to consummate. Additionally, demand for oil, natural gas and NGLs may deteriorate and result in lower prices for oil, natural gas and NGLs, which could have a negative impact on our revenues. Lower prices could also adversely affect the collectability of our trade receivables and cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations.

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

        Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production in paying quantities is established during their primary terms or we obtain extensions of the leases. Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we do not know if our undeveloped leasehold acreage will ever be drilled or if we will be able to produce crude oil, natural gas or NGLs from these or any other potential drilling locations. If our leases expire, we will lose our right to develop the related properties on this acreage. As of December 31, 2013, we had leases representing 5,949 net acres (4,418 of which were in the Eagle Ford Shale) expiring in 2014, 38,711 net acres (38,486 of which were in the Eagle Ford Shale) expiring in 2015, and 46,871 net acres (23,355 of which were in the Eagle Ford Shale) expiring in 2016 and beyond. While we anticipate that our current and future drilling plans will address the majority of our leases expiring in the Eagle Ford Shale in 2014, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operation. See "Business and Properties—Properties—Developed and Undeveloped Acreage" for additional information.

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

        Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production. This process is typically regulated by state agencies. The EPA, however, recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the federal SDWA UIC Program. On February 12, 2014, the EPA published revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned draft guidance.

        At the same time, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, with a draft of the study anticipated to be available by 2014, and legislation has been proposed before Congress to provide for federal regulation of hydraulic fracturing and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process, which legislation could be reintroduced in the current session of Congress. Further, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.

        These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, Texas recently adopted rules and regulations requiring that hydraulic fracturing well operators disclose the list of chemical ingredients subject to the requirements of OSHA to state regulators and the public. On May 16, 2013, the DOI issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm their wells meet certain construction standards and (iii) establish site plans to manage flowback water. The DOI recently announced its intent to finalize the rule in 2014. These or any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to drill and produce from conventional or tight formations, increase our costs of compliance and doing business and make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings.

        In addition, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in April 2014. We cannot predict the impact that these standards may have on our business at this time, but these standards could have a material impact on our business, financial condition and results of operation.

        In addition, in August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically-fractured wells constructed or refractured after January 1, 2015. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. On September 23, 2013, EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks.

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

        We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil, natural gas and NGL properties, including unproved and unevaluated property costs. Under full cost accounting rules, the net capitalized cost of oil, natural gas and NGL properties may not exceed a "ceiling limit" that is based upon the present value of estimated future net revenues from net proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties and other adjustments as required by Regulation S-X under the Securities Act. If net capitalized costs of oil, natural gas and NGL properties exceed the ceiling limit, we must charge the amount of the excess to earnings, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. This is called a "ceiling limitation impairment." The risk that we will experience a ceiling limitation impairment increases when oil, natural gas or NGL prices are depressed, if we have substantial downward revisions in estimated net proved reserves or if estimates of future development costs increase significantly. No assurance can be given that we will not experience a ceiling limitation impairment in future periods.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

        Our management has specifically identified and scheduled drilling locations as an estimation of our future drilling activities on our existing acreage through December 2014. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil, NGL and natural gas prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil, NGL or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operations.

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

        Our current business focus is on the oil and natural gas industry in a limited number of properties, primarily in the Eagle Ford Shale in South Texas and the TMS in Southwest Mississippi and Southeast Louisiana. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. In particular, we may be disproportionately exposed to the impact of delays or interruptions of production from wells in which we have an interest that are caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from wells in the Eagle Ford Shale. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

        On April 2, 2007, the U.S. Supreme Court ruled, in Massachusetts, et al. v. EPA, that the CAA definition of "pollutant" includes carbon dioxide and other GHGs and, therefore, the EPA has the authority to regulate carbon dioxide emissions from automobiles. Thereafter, on December 15, 2009, the EPA published its findings that GHG emissions present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles.. The EPA adopted the stationary source rule (or the "tailoring rule") in May 2010, and it also became effective January 2011, although on October 15, 2013, the U.S. Supreme Court announced it will review aspects of the rule in 2014.

        In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, the EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set New Source Performance Standards for new coal-fired and natural gas-fired power plants.

        In addition, Congress has from time to time considered legislation to reduce the emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Furthermore, some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

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

The derivatives reform legislation adopted by the U.S. Congress could have a negative impact on our ability to hedge risks associated with our business.

        In 2010, Congress adopted the Dodd Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"), which, among other matters, provides for federal oversight of the over the counter derivatives market and entities that participate in that market. The Dodd Frank Act mandates that the Commodity Futures Trading Commission ("CFTC"), adopt rules and regulations implementing the Dodd Frank Act and further defining certain terms used in the Dodd Frank Act. The Dodd Frank Act also requires the CFTC and the banking regulators to establish margin requirements for uncleared swaps. Although there is an exception from swap clearing and trade execution requirements for commercial end users that meet certain conditions (the "End User Exception"), certain market participants, including most if not all of our counterparties, will also be required to clear many of their swap transactions with entities that do not satisfy the End User Exception and will have to transact many of their swaps on swap execution facilities or designated contract markets, rather than over the counter on a bilateral basis. These requirements may increase the cost to our counterparties of hedging the swap positions they enter into with us, and thus may increase the cost to us of entering into our hedges. The changes in the regulation of swaps may result in certain market participants deciding to curtail or cease their derivatives activities. While many regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing, and the ultimate effect of the adopted rules and regulations and any future rules and regulations on our business remains uncertain.

        We currently qualify as a "non-financial entity" for purposes of the End User Exception and satisfy the other requirements of the End User Exception and intend to utilize the "End-User Exception." As a result, our swaps will not be subject to mandatory clearing, we do not expect to clear our swaps and our swap transactions will not be subject to the margin requirements imposed by derivatives clearing organizations. Because the margin regulations for uncleared swaps have not been adopted, we do not yet know whether our counterparties will be required to collect liquid margin from us for those swaps.

        A rule adopted under the Dodd Frank Act imposing position limits in respect of transactions involving certain commodities, including oil and natural gas was vacated and remanded to the CFTC for further proceedings by order of the United States District Court for the District of Columbia, U.S.

District Judge Robert L. Wilkins on September 28, 2012. The CFTC appealed this decision and on November 5, 2013, filed a consensual motion to dismiss its appeal. The same day, the CFTC proposed a new position limits rule which would limit trading in New York Mercantile Exchange (NYMEX) contracts for Henry Hub Natural Gas, Light Sweet Crude Oil, New York Harbor Ultra Low Sulfur No. 2 Diesel and Reformulated Blendstock for Oxygen Blending Gasoline and other futures and swap contracts that are economically equivalent to such NYMEX contracts. Comments on the proposed rule were due on February 10, 2014. We cannot predict whether or when the proposed rule will be adopted or the effect of the proposed rule on our business. The Dodd Frank Act, the rules already promulgated thereunder and the proposed rule, if adopted, could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our potential exposure to less creditworthy counterparties. In addition, the Dodd Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd Frank Act and regulations is to lower commodity prices. If we reduce our use of derivatives or commodity prices decline as a result of the Dodd Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and our results of operations. Any of these consequences could have a material and adverse effect on our business, financial condition and results of operations.

Our ability to produce oil and natural gas could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.

        Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Indeed, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in April 2014. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

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

        Legislation is proposed from time to time that contains proposals to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any of the foregoing changes will actually be enacted or how soon any such changes could become effective. The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate and/or defer certain tax deductions that are currently available with respect to oil and natural gas exploration and production. Any such change could materially adversely affect our business, financial condition and results of operations by increasing the after-tax costs we incur which would in turn make it uneconomic to drill some locations if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

We may have potential business conflicts of interest with members of the Sanchez Group regarding our past, ongoing and future relationships and the resolution of these conflicts may not be favorable to us.

        Conflicts of interest may arise between members of the Sanchez Group and us in a number of areas relating to our past, ongoing and future relationships, including:

  •
  labor, tax, employee benefit, indemnification and other matters arising under agreements with SOG;

  •
  employee recruiting and retention;

  •
  business opportunities that may be attractive to both members of the Sanchez Group and us; and

  •
  business transactions that we enter into with members of the Sanchez Group.

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

        Certain services required by us for the operation of our business, including general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals, are provided by SOG pursuant to our Services Agreement with SOG. The services provided under the Services Agreement commenced on the date that the IPO closed and will terminate five years thereafter. The term automatically extends for additional 12-month periods and is terminable by either party at any time upon 180 days written notice. See "Corporate Governance—Compensation Committee" in the proxy statement for the 2014 annual meeting of stockholders, which is incorporated by reference to this report. While these services are being provided to us by SOG, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited. After the expiration or termination of this agreement, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from SOG under our agreements with SOG.

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

        Pursuant to the Services Agreement that we entered into with SOG at the closing of the IPO, we have access to the unrestricted, proprietary portions of the technological database owned and maintained by the Sanchez Group and related to our properties, and SOG is otherwise required to interpret and use the database, to the extent relating to our properties, for our benefit under the Services Agreement. For a description of our Services Agreement see Note 10 "Related Party Transactions" in the notes to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This database includes the 2D and 3D seismic data used for our exploration and development projects as well as the well logs, LAS files, scanned well documents and other well documents and software that are necessary for our daily operations. This information is critical for the operation and expansion of our business. Under certain circumstances, including if SOG provides at least 180 days' advance written notice of its desire to terminate the Services Agreement, the license agreement will terminate and we will lose our rights to this technological database unless members of the Sanchez Group permit us to retain some or all of these rights, which they may decline to do in their sole discretion. In such event, we are unlikely to be able to obtain rights to similar information under substantially similar commercial terms or to continue our business operations as proposed and our liquidity, business, financial condition and results of operations will be materially and adversely affected and it could delay or prevent an acquisition of us.

Our use of 2D and 3D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

        Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable geoscientists to know whether hydrocarbons are, in fact, present in those structures or the amount of hydrocarbons. We employ 3D seismic technology with respect to certain of our projects. The implementation and practical use of 3D seismic technology is relatively new, unproven and unconventional, which can lessen its effectiveness, at least in the near term, and increase our costs. In addition, the use of 3D seismic and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and we could incur greater drilling and exploration expenses as a result of such expenditures, which may result in a reduction in our returns. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

        We often gather 3D seismic data over large areas. Our interpretation of seismic data delineates those portions of an area that we believe are desirable for drilling. Therefore, we may choose not to acquire option or lease rights prior to acquiring seismic data, and in many cases, we may identify hydrocarbon indicators before seeking option or lease rights in the location. If we are not able to lease those locations on acceptable terms, we will have made substantial expenditures to acquire and analyze 3D data without having an opportunity to attempt to benefit from those expenditures.

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

        Members of the Sanchez Group own, in the aggregate, approximately 13% of our outstanding common stock. These shares are eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144. In addition, under certain circumstances, members of the Sanchez Group have the right to require us to register the resale of their shares. Moreover, we have registered all of the shares of our common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance unless, pursuant to their terms, these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

        Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our credit facility. As of December 31, 2013, we had $600 million of debt outstanding, all of which was attributable to our Senior Notes, and a borrowing base of $300 million under our credit facility, all of which was available for future revolver borrowings. Our increased indebtedness could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

The TMS transactions and the Wycross and Cotulla acquisitions involve risks associated with acquisitions and integrating acquired assets, including the potential exposure to significant liabilities, and the intended benefits of the TMS transactions and the Wycross and Cotulla acquisitions may not be realized.

        The TMS transactions and the Wycross and Cotulla acquisitions each involve risks associated with acquisitions and integrating acquired assets into existing operations, including that:

  •
  our senior management's attention may be diverted from the management of daily operations to the integration of the assets acquired in the TMS transactions and the Wycross and Cotulla acquisitions;

  •
  we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

  •
  the assets acquired in the TMS transactions and the Wycross and Cotulla acquisitions may not perform as well as we anticipate; and

  •
  unexpected costs, delays and challenges may arise in integrating the assets acquired in the TMS transactions and the Wycross and Cotulla acquisitions into our existing operations.

Even if we successfully integrate the assets acquired in the TMS transactions and the Wycross and Cotulla acquisitions into our operations, it may not be possible to realize the full benefits we may anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits we anticipate from the TMS transactions and the Wycross and Cotulla acquisitions, our business, results of operations and financial condition may be adversely affected.

We are subject to legal proceedings and legal compliance risks.

        We, including our officers and directors, are involved in various legal proceedings. Certain of these legal proceedings may be a significant distraction to management and could expose our Company to significant liability, including damages, fines, penalties and attorneys' fees and costs, any of which could have a material adverse effect on our business and results of operations.

        We discuss the risks and uncertainties related to our litigation in more detail below in Item 3. Legal Proceedings, in this Annual Report on Form 10-K and in Note 15 in the notes to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The information required by Item 2. is contained in Item 1. Business.

Item 3.    Legal Proceedings

        We may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business. We are not aware of any material governmental proceedings against us or contemplated to be brought against us.

Litigation

        On December 4, 13, and 16, 2013, three derivative actions were filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers and directors, Sanchez Resources, LLC, Altpoint Capital Partners LLC, and Altpoint Sanchez Holdings, LLC (the "Consolidated Derivative Actions," Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees' Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165).

        On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company's purchase of working interests in the Tuscaloosa Marine Shale from Sanchez Resources, LLC. Plaintiffs allege breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against Sanchez Resources, LLC, Eduardo Sanchez, Altpoint Capital Partners LLC, and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. The Consolidated Derivative Actions are in their preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas). The complaint alleges a breach of fiduciary duty, corporate waste, and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. This action is in its preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        On February 12, 2014, a derivative action was filed in the United States District Court for the Southern District of Texas, Houston Division, against the Company and certain of its officers and directors, styled Bartlinski v. Sanchez, No. 4:14-cv-00341 (S.D. Tex.). The complaint alleges a violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9. No action has been taken to date and damages are unspecified. This action is in its preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        Defendants believe that the allegations contained in the matters described above are without merit and intend to vigorously defend themselves against the claims raised.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market for Registrant's Common Equity.    Shares of our common stock are traded on the NYSE under the symbol "SN." The following table sets forth the reported high and low closing prices of our common stock for the periods indicated:

	Common Stock
	High	Low
2013:
First Quarter	$21.62	$17.10
Second Quarter	$23.43	$17.02
Third Quarter	$27.60	$20.40
Fourth Quarter	$30.92	$22.71

	Common Stock
	High	Low
2012:
First Quarter	$25.23	$16.96
Second Quarter	$25.37	$18.43
Third Quarter	$21.62	$16.37
Fourth Quarter	$20.62	$16.90

        On March 10, 2014, the last sale price of our common stock, as reported on the NYSE, was $28.48 per share.

        Holders.    The number of shareholders of record of our common stock was approximately 51 on March 10, 2014, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

        Dividends.    We pay dividends quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when and if declared by the Company's Board on our Series A and Series B Convertible Perpetual Preferred Stock in the amounts of 4.875% and 6.50%, respectively. No dividends were accrued or accumulated prior to September 17, 2012. As of December 31, 2013, we have paid approximately $20.6 million in dividends to holders of our Series A and Series B Convertible Perpetual Preferred Stock.

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

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth certain information as of December 31, 2013 regarding the Sanchez Energy Corporation Amended and

Restated 2011 Long Term Incentive Plan, or the 2011 Plan. The 2011 Plan was approved by our stockholders at our 2012 annual meeting of stockholders.

Plan Category:	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	—	N/A	4,671,461	(1)
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	—	—	4,671,461

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

        Repurchases of Equity Securities.    Neither we nor any "affiliated purchaser" repurchased any of our equity securities in the quarter ended December 31, 2013.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SANCHEZ ENERGY CORPORATION, THE S&P 500 INDEX,
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

Item 6.    Selected Financial Data

        The selected financial data table below shows our historical consolidated financial data as of and for each of the five years in the period ended December 31, 2013. The selected financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited historical financial statements.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
REVENUES:
Oil sales	$290,322	$42,377	$13,905	$4,404	$241
Natural gas liquids sales	13,013	15	22	—	—
Natural gas sales	11,085	766	589	149	—

Total revenues	314,420	43,158	14,516	4,553	241

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	35,669	3,401	1,628	391	9
Production and ad valorem taxes	17,334	2,124	830	214	11
Depreciation, depletion, amortization and accretion(1)	134,845	15,922	4,252	1,430	1,029
General and administrative(2)	47,951	37,239	5,368	5,276	1,833
Gain on sale of oil and natural gas properties	—	—	—	—	(2,686)

Total operating costs and expenses	235,799	58,686	12,078	7,311	196

Operating income (loss)	78,621	(15,528)	2,438	(2,758)	45
Other income (expense):
Interest and other income	135	74	10	—	—
Interest expense	(30,934)	(99)	—	—	—
Net losses on derivatives	(16,938)	(742)	(480)	—	—

Total other income (expense)	(47,737)	(767)	(470)	—	—

Income (loss) before income taxes	30,884	(16,295)	1,968	(2,758)	45
Income tax expense	3,986	—	—	—	—

Net income (loss)	26,898	(16,295)	1,968	(2,758)	45
Less:
Preferred stock dividends	(18,525)	(2,112)	—	—	—
Net income allocable to participating securities	(364)	—	—	—	—

Net income (loss) attributable to common stockholders	$8,009	$(18,407)	$1,968	$(2,758)	$45

Net income (loss) per common share—basic and diluted	$0.22	$(0.56)	$0.09	$(0.12)	$—

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders—basic and diluted(3)(4)	36,379	33,000	22,479	22,091	22,091

(1)
Includes $614,000 of full cost ceiling test impairment for the year ended December 31, 2009.

(2)
Includes stock-based compensation expense of $17.8 million and $25.5 million for the years ended December 31, 2013 and 2012, respectively.

(3)
The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred

  Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The Company had no outstanding stock awards prior to its initial grants in January 2012.

(4)
Weighted average shares used to compute earnings (loss) per share for the years ended December 31, 2010 and 2009 includes those shares issued to SEP I by the Company in connection with and as partial consideration for the acquisition of the SEP I Assets, which shares have been retroactively reflected as outstanding for all periods presented.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$60,943	$15,671	$63,890	$(1,818)	$59
Total assets	$1,629,153	$426,574	$217,356	$26,765	$13,275
Long term debt, net of discount	$593,258	$—	$—	$—	$—
Total parent net investment / stockholders' equity	$857,309	$366,743	$215,141	$22,162	$13,218

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$189,261	$29,072	$5,546	$(3,777)	$(1,710)
Net cash provided by (used in) investing activities	$(1,093,363)	$(181,427)	$(108,005)	$(7,925)	$2,734
Net cash provided by (used in) financing activities	$1,007,286	$139,661	$165,500	$11,702	$(1,024)

Non-GAAP Financial Measures

  Adjusted EBITDA

        We define Adjusted EBITDA as net income (loss):

  •
  Plus:

  •
  Interest expense, including net losses (gains) on interest rate derivative contracts;

  •
  Net losses (gains) on commodity derivatives;

  •
  Net settlements received (paid) on commodity derivatives;

  •
  Premiums paid on commodity derivative contracts;

  •
  Depreciation, depletion, and amortization and accretion;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Income tax expense (benefit);

  •
  Loss (gain) on sale of oil and natural gas properties;

    •
    Impairment of oil and natural gas properties; and

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

        The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$26,898	$(16,295)	$1,968	$(2,758)	$45
Plus:
Interest expense	30,934	99	—	—	—
Net losses on commodity derivatives	16,938	742	480	—	—
Net settlements on commodity derivatives	(5,787)	2,749	—	—	—
Premiums paid on commodity derivative contracts	(2,838)	(3,059)	—	—	—
Depreciation, depletion, amortization and accretion	134,845	15,922	4,252	1,430	415
Impairment of oil and natural gas properties	—	—	—	—	614
Stock-based compensation	17,751	25,542	—	—	—
Acquisition costs included in general and administrative	4,129	—	—	—	—
Income tax expense	3,986	—	—	—	—
Less:
Interest income	(190)	(74)	(1)	—	—
Gain on sale of oil and natural gas properties	—	—	—	—	(2,686)

Adjusted EBITDA	$226,666	$25,626	$6,699	$(1,328)	$(1,612)

        The following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net cash provided by (used in) operating activities	$189,261	$29,072	$5,546	$(3,777)	$(1,710)
Net change in operating assets and liabilities	9,692	(3,372)	1,154	2,449	98
Interest (income) expense, net(1)	23,584	(74)	(1)	—	—
Acquisition costs included in general and administrative	4,129	—	—	—	—

Adjusted EBITDA	$226,666	$25,626	$6,699	$(1,328)	$(1,612)

(1)
Excludes amortization of deferred financing costs and accretion of debt discount of $(7,160), $(99), and $0 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

        Plus:

  •
  Net losses (gains) on commodity derivatives;

  •
  Net settlements received (paid) on commodity derivatives;

  •
  Premiums paid on commodity derivative contracts;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Other non-recurring items that we deem appropriate; and

  •
  Tax impact of adjustments to net income (loss).

        Less:

  •
  Preferred stock dividends; and

  •
  Other non-recurring items that we deem appropriate.

        The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (Loss) (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$26,898	$(16,295)	$1,968	$(2,758)	$45
Less: Preferred stock dividends	(18,525)	(2,112)	—	—	—

Net income (loss) attributable to common shares and participating securities	8,373	(18,407)	1,968	(2,758)	45
Plus:
Net losses on commodity derivatives	16,938	742	480	—	—
Net settlements paid on commodity derivatives	(5,787)	2,749	—
Premiums paid on commodity derivative contracts	(2,838)	(3,059)	—	—	—
Stock-based compensation	17,751	25,542	—	—	—
Acquisition costs included in general and administrative	4,129	—	—	—	—
Tax impact(3)	(3,898)	—	—	—	—

Adjusted net income (loss)	34,668	7,567	2,448	(2,758)	45
Adjusted net income allocable to participating securities	(1,513)	(221)	—	—	—

Adjusted net income (loss) attributable to common stockholders	$33,155	$7,346	$2,448	$(2,758)	$45

Adjusted net income (loss) per common share—basic and diluted(1)(2)	$0.91	$0.22	$0.11	$(0.12)	$—

Weighted average number of unrestricted outstanding common shares to calculate adjusted net income (loss) per common share—basic and diluted	36,379	33,000	22,479	22,091	22,091

(1)
The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(2)
The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company's Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The Company had no outstanding stock awards prior to its initial grants in January 2012.

(3)
The tax impact is computed by utilizing the Company's effective tax rate on the adjustments to reconcile net income to Adjusted net income.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Business Overview

        Sanchez Energy Corporation is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 120,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 40,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 86% of our 2014 capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10-K in the "Glossary of Selected Oil and Natural Gas Terms."

        During 2013, we significantly expanded our proved reserves, production and undeveloped acreage through a series of acquisitions beginning with the Cotulla acquisition in the Eagle Ford Shale in South Texas which we closed on May 31, 2013. We acquired approximately 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties of South Texas with 53 gross wells producing an estimated average of approximately 4,950 boe/d for the month of May 2013. The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves. We combined our new Cotulla assets with our previous Maverick area to form one operating area now known as our Cotulla area.

        In July 2013, we acquired approximately 10,300 net acres and approximately 250 boe/d of estimated production in Fayette, Gonzales and Lavaca Counties, Texas for approximately $29 million. This acquisition, now known as our Five Mile Creek development within our Marquis Area, is directly to the northwest of our Prost development project.

        On August 8, 2013 we announced an asset acquisition of approximately 40,000 net undeveloped acres in the TMS in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest and a 50/50 joint venture with our affiliate, SR. The joint venture controls approximately 115,000 gross and 80,000 net acres in what we believe to be the core of the TMS.

        On October 4, 2013, we closed our Wycross acquisition in the Eagle Ford Shale. At the effective date of July 1, 2013 this acquisition added approximately 11 MMBOE of net proved reserves, 2,000 boe/d of production and 3,600 net contiguous acres of leasehold in McMullen County, Texas.

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

        SOG is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I's oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG's general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the SEP I Assets been operated as an independent company for periods prior to December 19, 2011. On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described Note 10 "Related Party Transactions" in the notes to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Our Properties

  Eagle Ford Shale

        We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 120,000 net leasehold acres with an average working interest of approximately 87%. Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas and approximately 60 acre well-spacing for our Marquis area, and assuming 80% of the acreage is drillable for Cotulla and Marquis and 90% of the acreage is drillable for Palmetto, we believe that there could be up to 2,100 gross (1,800 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi-stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2014, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

        In our Marquis area, we have approximately 69,000 net operated acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $9.0 million and $11.0 million per well based on our historical well costs and publicly available information. We have drilled 24 horizontal wells in our Prost area of Marquis that had average 30 day production rates of approximately 700 boe/d. We have identified up to 900 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. For 2014, we plan to spend $300 - $315 million to spud 35 net wells and complete 32 net wells in our Marquis area.

        In our Cotulla area, we have approximately 42,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 83%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $7.0 million and $9.0 million per well based on our historical well costs and publicly available information. Our primary focus areas in our Cotulla area are our Alexander Ranch and Wycross development projects. In our Alexander Ranch development project 34 wells have been brought online with average 30 day production rates of approximately 500 boe/d. In our Wycross development project 15 wells have been brought online with average 30 day production rates of approximately 800 boe/d. We have identified up to 850 gross (760 net) locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. For 2014, we plan to spend $205 - $225 million to spud and complete 28 net wells in our Cotulla area.

        In our Palmetto area, we have approximately 9,500 net acres in Gonzales County, Texas with an average working interest of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $7.5 million and $11.0 million per well based on our historical well costs and publicly available information. We have participated in the drilling of 51 gross wells on our acreage that had an average 30 day production rates of approximately 900 boe/d. We have identified up to 395 gross (190 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. For 2014, we plan to spend $50 - $60 million to spud 5 and complete 8 net wells in our Palmetto area.

  Tuscaloosa Marine Shale

        In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock plus an initial 3 gross (1.5 net) well drilling carry. In connection with the TMS transactions, we established an AMI in the TMS with SR. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. The AMI holds rights to approximately 115,000 gross acres and 80,000 net acres.

        Total consideration for the transactions consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. The total cash consideration provided to SR, an affiliate of the Company, was $14.4 million. The acquisitions were accounted for as the purchase of assets at cost at the acquisition date.

        We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. If we desire, at our sole discretion, to continue drilling within the AMI after fulfilling the minimum well commitment, we would be required to carry SR in an additional 3 gross (1.5 net) TMS wells.

        Recent well results by other operators in the area are encouraging with respect to both strong well performance and decreasing drilling and completion costs. We plan to allocate 9% of our total 2014 capital budgets to this area. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de-risk the play.

  Recent Developments

        On January 15, 2014, we announced our 2014 capital budget of $650 - $700 million, allocated 95% to the drilling and completion of 70 net wells with the remainder allocated to facilities, leasing, and seismic activities.

        Our 2014 capital budget will be focused on the development of our approximately 120,000 net acres in the Eagle Ford Shale. In the Eagle Ford, we plan on investing $555 - $600 million, or 90%, of our drilling and completion budget to spud and complete 68 net wells in 2014.

        In addition, we intend to invest $60 - $65 million on drilling and completing up to 4 gross (2 net) wells in the TMS. The capital allocated to this area will fulfill our drilling carry obligation under our agreements entered into in connection with the TMS transactions.

  Outlook

        As an oil and natural gas company, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. Our future growth will depend on our ability to continue to add new reserves in excess of our production. Accordingly, we plan to maintain our focus on adding reserves through development projects associated with our current property base, improving the economics of producing oil and natural gas from our properties and selected step-out and exploratory drilling activities. In addition, we regularly review acquisition opportunities from third parties or other members of the Sanchez Group. Our ability to add estimated reserves through acquisitions and development projects is dependent on many factors, including our ability to raise capital, obtain regulatory approvals and procure contract drilling rigs and personnel. Volatility in commodity prices and sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce, the price of our common stock, and our access to capital.

Results of Operations

  Revenue and Production

        The following table summarizes production, average sales prices and operating revenue for our oil and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

				Increase (Decrease)
	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$	%	$	%
Net Production:
Oil (mbo)	2,908.6	417.9	145.9	2,490.7	596%	272.0	186%
Natural gas liquids (mbbl)	455.0	0.7	0.5	454.3	*	0.2	40%
Natural gas (mmcf)	3,048.5	301.2	164.1	2,747.3	912%	137.1	84%
Total oil equivalent (mboe)	3,871.6	468.8	173.7	3,402.8	726%	295.1	170%
Average Sales Price(1):
Oil ($ per bo)	$99.82	$101.40	$95.31	$(1.58)	(2)%	$6.09	6%
Natural gas liquids ($ per bbl)	$28.60	$23.26	$47.62	$5.34	23%	$(24.36)	(51)%
Natural gas ($ per mcf)	$3.64	$2.54	$3.59	$1.10	43%	$(1.05)	(29)%
Oil equivalent ($ per boe)	$81.21	$92.07	$83.57	$(10.86)	(12)%	$8.50	10%
REVENUES(1):
Oil sales	$290,322	$42,377	$13,905	$247,945	585%	$28,472	205%
Natural gas liquids sales	13,013	15	22	12,998	*	(7)	(32)%
Natural gas sales	11,085	766	589	10,319	*	177	30%

Total revenues	$314,420	$43,158	$14,516	$271,262	629%	$28,642	197%

*
Not meaningful.

(1)
Excludes the impact of derivative instruments.

        Net Production.    Production increased from 173.7 mboe in 2011 to 3,871.6 mboe in 2013 due to our drilling program and acquisition activity. The number of gross wells producing at year end and the production for the periods were as follows:

	Year Ended December 31,
	2013		2012		2011
	# Wells	mboe	# Wells	mboe	# Wells	mboe
Marquis	34	852.2	3	67.4	—	—
Cotulla	100	1,536.4	10	87.9	3	13.7
Palmetto	53	1,478.1	18	301.1	9	150.1
Other	1	4.9	1	12.4	1	9.9

Total	188	3,871.6	32	468.8	13	173.7

        In 2013, 75% of our production was oil, 12% was NGLs and 13% was natural gas compared to 2012 production that was 89% oil, de minimis NGLs and 11% natural gas. In 2011, 84% of our production was oil, de minimis NGLs and 16% was natural gas..

        Average Sales Price.    Our average realized oil price for the year ended December 31, 2013 was $99.82 per bo, 2% lower than the average sales price in 2012 of $101.40 per bo and 5% higher than the average sales price in 2011 of $95.31 per bo. The average price realized for our NGL production in 2013 was $28.60 per bbl, 23% higher than the average sales price in 2012 of $23.26 per bbl and 40% lower than the average sales price in 2011 of $47.62 per bbl. The average price realized for our natural gas production in 2013 was $3.64 per mcf, 43% higher than the average sales price in 2012 of $2.54 per mcf and 1% higher than the average sales price in 2011 of $3.59 per mcf.

        Revenues.    Oil and natural gas sales revenues totaled approximately $314.4 million, $43.2 million and $14.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Oil sales revenue for the year ended December 31, 2013 increased $247.9 million as compared to the year ended December 31, 2012, with $252.5 million attributable to the increase in production partially offset by $4.6 million due to the lower average sales price compared to 2012. For the year ended December 31, 2012 compared to 2011, oil sales revenue increased $28.5 million with $25.9 million attributable to the increase in production and $2.6 million due to the higher average sales price. Natural gas sales revenue for the year ended December 31, 2013 increased $10.3 million with $7.0 million attributable to the increase in production and $3.3 million due to the higher average sales price compared to 2012. Natural gas sales revenue for the year ended December 31, 2012 increased approximately $177,000 with $492,000 attributable to the increase in production partially offset by $315,000 due to the lower average sales price compared to 2011. NGL sales revenue for the year ended December 31, 2013 increased $13.0 million based upon an increase in production compared to 2012. NGL sales revenue for the years ended December 31, 2012 and 2011 was de minimis.

  Operating Costs and Expenses

        The table below presents a detail of operating costs and expenses for the periods indicated (in thousands except percentages):

				Increase (Decrease)
	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$	%	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$35,669	$3,401	$1,628	$32,268	949%	$1,773	109%
Production and ad valorem taxes	17,334	2,124	830	15,210	716%	1,294	156%
Depreciation, depletion, amortization and accretion	134,845	15,922	4,252	118,923	747%	11,670	274%
General and administrative (inclusive of stock-based compensation expense of $17,751 and $25,542 for the years ended December 31, 2013 and 2012, respectively)	47,951	37,239	5,368	10,712	29%	31,871	594%

Total operating costs and expenses	235,799	58,686	12,078	177,113	302%	46,608	386%
Interest and other income	135	74	10	61	82%	64	*
Interest expense	(30,934)	(99)	—	30,835	*	99	*
Net losses on commondity derivatives	(16,938)	(742)	(480)	16,196	*	262	(55)%
Income tax expense	(3,986)	—	—	3,986	*	—	*

*
Not meaningful.

        Oil and Natural Gas Production Expenses.    Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased by approximately $32.3 million to approximately $35.7 million for the year ended December 31, 2013, as compared to $3.4 million for the same period in 2012 and $1.6 million for the same period in 2011. The increase in oil and natural gas production expenses from 2011 to 2013 is directly attributable to the increase in production resulting from our increased production activities and well count in the Eagle Ford Shale, largely as a result of the Cotulla and Wycross acquisitions completed during 2013. Our average production expenses increased from $7.26 per boe during the year ended December 31, 2012 to $9.21 per boe for the year ended December 31, 2013. The increase in production expenses per boe during the period was due to higher per boe costs related to the properties acquired from Hess in the Cotulla acquisition. These higher costs were the result of a significant amount of equipment rentals on the acquired properties. There was a reduction in equipment rentals during the latter part of 2013 that the Company expects to continue to contribute to a decrease in production expenses per boe going forward.

        Production and Ad Valorem Taxes.    Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $17.3 million, $2.1 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The change in production and ad valorem taxes over the three year period was due to both the significant increase in production volumes as well as changes in our average realized prices for oil over the periods.

        Depreciation, Depletion, Amortization, and Accretion.    Depletion, depreciation, amortization, and accretion ("DD&A") reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine depletion, depreciation and amortization expense. Our depletion, depreciation, amortization and accretion expenses increased from $4.2 million in 2011 and $15.9 million in 2012 to $134.8 million for the year ended December 31, 2013 due to increases in production and cost basis related to our recent acquisitions as well as significant development costs incurred.

        General and Administrative Expenses.    Our G&A expenses, including stock-based compensation, totaled $48.0 million for the year ended December 31, 2013 compared to $37.2 million and $5.4 million for the same periods in 2012 and 2011, respectively. G&A expenses, excluding stock-based compensation expense, totaled $30.2 million for 2013, an increase of 158% over the 2012 comparable period. This increase was due primarily to additional costs for added personnel of SOG performing services for the Company and for consulting services. For the year ended December 31, 2012, we recorded a non-cash stock-based compensation expense of approximately $25.5 million primarily related to the rescission and cancellation of 1.1 million shares of restricted stock during the second quarter of 2012. The restricted stock awards were granted to non-employees such that upon rescission and cancellation, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense. At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share.

        Interest Expense.    For the year ended December 31, 2013, interest expense totaled $30.9 million and included $6.9 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the termination of the Second Lien Term Credit Agreement and the commitment for the bridge loan credit facility, as well as in connection with the modification of the First Lien Credit Agreement during the period. The expense incurred is primarily related to the issuance of the Senior Notes issued during 2013. Interest expense for the year ended December 31, 2012 was $0.1 million and related to the First Lien Credit Agreement and Second Lien Term Credit Agreement.

        Commodity Derivative Transactions.    We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense. During the year ended December 31, 2013, we recognized a total loss of $16.9 million on our commodity derivative contracts including a net loss of $5.8 million associated with the settlements of commodity derivative contracts and $2.8 million related to the premiums paid on derivative contracts. During the year ended December 31, 2012, we recognized a total loss of $0.7 million on our derivative contracts including a net gain of $2.7 million associated with the settlements of our derivative contracts offset by $3.1 million related to the premiums paid on derivative contracts. During the year ended December 31, 2011, we recognized a total loss of $0.5 million on our derivative contracts with no cash settlements.

        Income tax expense.    The properties contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and is a disregarded entity for federal income tax purposes. Their taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, was allocated to the limited and general partners of SEP I. With the transfer of the SEP I Assets to us, the SEP I Assets' operations were subject to federal and state income taxes. At the date of acquisition, we estimated that the aggregate net tax basis of the SEP I Assets exceeded the aggregate net book basis by $24.9 million, resulting in a deferred tax asset of $8.7 million, which was fully offset by a valuation allowance.

        Effective December 19, 2011, we began accounting for income taxes using the asset and liability method. Deferred tax assets and liabilities arise from the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount more likely than not to be recovered. Management determined that it is more likely than not that its deferred tax assets will be realized and released the valuation allowance. For the year ended December 31, 2013, income tax expense totaled $4.0 million. Our 2013 effective rate was 12.91% compared to a statutory rate of 35% due primarily to the release of the valuation allowance. We expect our effective tax rate going forward to be approximately 35%.

Liquidity and Capital Resources

        As of December 31, 2013, we had approximately $154 million in cash and cash equivalents and a $300 million unused, available borrowing base under our revolving credit facility with a group of ten participating banks, resulting in available liquidity of approximately $454 million.

        We expect to use our cash on hand, our internally generated cash flow from operations, and proceeds from our First Lien Credit Facility to fund our 2014 capital expenditures.

        On November 16, 2012, we and our subsidiaries, SEP Holdings III and Marquis LLC (collectively referred to with us as the "Original Borrowers"), entered into the Previous First Lien Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, Capital One, National Association, and each of the other lenders party thereto. The Previous First Lien Credit Agreement provided for a $250 million revolving credit facility which was to mature November 16, 2015 and was secured by a senior lien on substantially all of the assets of the Original Borrowers. The borrowing base under the Previous First Lien Credit Agreement, initially set at $27.5 million, was increased to $95 million on February 21, 2013.

        Also on November 16, 2012, we entered into the Second Lien Term Credit Agreement (the "Second Lien Term Credit Agreement"), dated as of November 15, 2012, among the Original Borrowers, Macquarie Bank Limited, and the other lenders party thereto. The Second Lien Term Credit Agreement provided for a $250 million term loan facility which was to mature May 16, 2016 and was secured by a lien on substantially all of the assets of the Original Borrowers that was junior to the liens on such assets under the Previous First Lien Credit Agreement. The Second Lien Term Credit Agreement provided for an initial commitment of $50 million, subject to conditions, with the remaining commitments subject to the approval of the lenders and other conditions. We borrowed $50 million under the Second Lien Term Credit Agreement in January 2013.

        In connection with the purchase and sale agreement to purchase the Cotulla assets, the Company entered into commitment letters for $325 million in debt financing and issued the Series B Convertible Perpetual Preferred Stock. The $325 million in debt financing contemplated by the commitment letters consisted of an amendment and restatement of the Company's Previous First Lien Credit Agreement to increase the borrowing base from $95 million to $175 million and a $150 million bridge loan credit facility. Availability of the debt financing was conditioned upon, and was intended to be available concurrently with, the closing of the Cotulla acquisition and was subject to the satisfaction of various closing conditions. On May 30, 2013, the Company borrowed $90 million under its Previous First Lien Credit Agreement. The Company did not enter into a definitive agreement for the bridge loan credit facility and it was never activated.

        On May 31, 2013, the Original Borrowers and a new subsidiary of the Company, SN Cotulla Assets, LLC ("SN Cotulla") (collectively, the "Borrowers") entered into the Amended and Restated Credit Agreement (the "First Lien Credit Agreement") with Royal Bank of Canada as administrative agent and the other lenders party thereto.

        The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement and to, among other things, (i) replace Capital One with Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, and (iii) increase the borrowing base to $175 million. The Borrowers' obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries," including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to conditions and the then applicable borrowing base, which was initially set at $175 million and is subject to periodic redetermination. The borrowing base can be redetermined up or down by the lenders based on, among other things, an increase in the Borrowers' debt and their evaluation of the Company's oil and natural gas reserves. All borrowings under the First Lien Credit Agreement bear interest, at the option of the Borrowers, either at an alternate base rate or a eurodollar rate. The alternate base rate of interest is equal to the sum of (a) the greatest of (i) the administrative agent's U.S. "prime rate", (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the one-month LIBO Rate multiplied by the statutory reserve rate, plus 1% and (b) the applicable margin. The eurodollar rate of interest is equal to the sum of (x) the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate and (y) the applicable margin. As of December 31, 2013 the applicable margin varied from 0.50% to 1.50% for alternate base rate borrowings and from 1.50% to 2.50% for eurodollar borrowings, depending on the utilization of the borrowing base. Furthermore, as of December 31, 2013 the Borrowers were required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the borrowing base. Additionally, the First Lien Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $20 million and the total availability thereunder. As of December 31, 2013, there were no letters of credit outstanding.

        The First Lien Credit Agreement contains various covenants and events of default that limit the Borrowers' ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates and hedge transactions and make certain acquisitions. Furthermore, the First Lien Credit Agreement contains financial covenants that require the Borrowers to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 and (ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0. Upon an event of default, the lenders may elect to accelerate the amounts due under the First Lien Credit Agreement. The obligations under the First Lien Credit Facility are guaranteed by all of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries." As of December 31, 2013, the Company was in compliance with the covenants of the First Lien Credit Agreement.

        On May 31, 2013, the Company borrowed $96 million under its First Lien Credit Agreement. The Company used proceeds from this borrowing to repay the $90 million outstanding under the Previous First Lien Credit Agreement. On June 13, 2013, the Company used proceeds from its Senior Notes (as defined below) offering described below to repay the $96 million outstanding under the First Lien Credit Agreement and the $50 million outstanding under the Second Lien Term Credit Agreement. The Second Lien Term Credit Agreement was retired with no further availability. The borrowing base on the First Lien Credit Agreement was increased to $175 million as a result of the redetermination conducted by the banks based upon the Company's June 30, 2013 updated reserves and subsequently increased again to $300 million as a result of the redetermination conducted by the banks based upon the Company's September 30, 2013 updated reserves. On February 28, 2014, the Company entered into the Fifth Amendment to the First Lien Credit Agreement, the primary effect of which was the establishment of a $400 million approved borrowing base and the establishment of an elected commitment amount of $325 million. Further redeterminations of the borrowing base are scheduled to be effective on or before April 1 and October 1 of each year, commencing October 1, 2014. From time to time, the agents and lenders under the First Lien Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, fees and commissions for these transactions.

        On June 13, 2013, the Company completed a private offering of $400 million in aggregate principal amount of the Company's 7.75% senior notes that will mature on June 15, 2021 (the "Original Notes"). Interest is payable on each June 15 and December 15. The Company received net proceeds from this offering of approximately $388 million, after deducting initial purchasers' discounts and estimated offering expenses, which the Company used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire the Second Lien Term Credit Agreement by repaying the $50 million in borrowings outstanding. The Original Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company's existing and future subsidiaries. The borrowing base under the Company's First Lien Credit Agreement was reduced to $87.5 million upon issuance of the Original Notes, and was later increased to $300 million, all of which is available for future revolver borrowings as of December 31, 2013.

        On September 18, 2013, the Company issued an additional $200 million in aggregate principal amount of its 7.75% senior notes due 2021 (the "Additional Notes" and, together with the Original Notes, the "Senior Notes") in a private offering at a price to the purchasers of 96.5% of the Additional Notes. The Company received net proceeds from this offering of approximately $188.8 million, after deducting the initial purchasers' discounts and estimated offering expenses of approximately $4.2 million. The Additional Notes were issued under the same indenture as the Original Notes, and are therefore treated as a single class of securities under the indenture. The Company used the net proceeds from the offering to partially fund the acquisition of Wycross acquisition completed in October 2013 and a portion of the 2013 capital budget, and intends to use the remaining proceeds to fund a portion of the 2014 capital budget and for general corporate purposes.

        The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes rank senior in right of payment to the Company's future subordinated indebtedness. The Senior Notes are effectively junior in right of payment to all of the Company's existing and future secured debt (including under the First Lien Credit Agreement) to the extent of the value of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the Senior Notes. To the extent set forth in the indenture governing the Senior Notes, certain subsidiaries of the Company will be required to fully and unconditionally guarantee the Senior Notes on a joint and several senior unsecured basis in the future.

        The indenture governing the Senior Notes, among other things, restricts the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens on their assets; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.

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

        On March 26, 2013, the Company completed a private placement of 4,500,000 shares of Series B Convertible Perpetual Preferred Stock. The issue price of each share of the Series B Convertible Perpetual Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $216.6 million, after deducting placement agent's fees and offering costs of approximately $8.4 million.

        On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters' overallotment option), at an issue price of $23.00. The Company received net proceeds from this offering of approximately $241.5 million, after deducting underwriters' fees and offering expenses of approximately $12.4 million. The Company used the net proceeds from the offering to partially fund the Wycross acquisition, completed in October 2013, to fund a portion of the 2013 capital budget, and intends to use the remaining proceeds to fund a portion of the preliminary 2014 capital budget, and for general corporate purposes.

  Cash Flows

        Our cash flows for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash Flow Data:
Net cash provided by operating activities	$189,261	$29,072	$5,546
Net cash used in investing activities	$(1,093,363)	$(181,427)	$(108,005)
Net cash provided by financing activities	$1,007,286	$139,661	$165,500

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities in 2013 was approximately $189.3 million compared to a $29.1 million in 2012 and $5.5 million in 2011. The increase in net cash provided by operating activities in 2013 as compared to 2012 was due to a $22.1 million increase in accounts payable and accrued liabilities from increased operational activity in 2013, a $118.9 million increase in DD&A expense due to a significantly higher amortization base and increased production during 2013, a $7.1 million increase in deferred financing cost amortization from various financing activity during 2013, a $4.0 million increase in income tax expense, and a net income in 2013 that was $43.2 million greater than in 2012. This was offset by a $38.7 million increase in accounts receivable and a decrease in stock based compensation expense of $7.8 million as compared to the respective prior year period. The remaining $11.4 million increase related primarily to derivative activity between the periods.

        Net Cash Used in Investing Activities.    Net cash flows used in investing activities totaled approximately $1,093.4 million for the year ended December 31, 2013 compared to $181.4 million for the year ended December 31, 2012 and $108.0 million for the same period in 2011. For the year ended December 31, 2013, capital expenditures for leasehold and drilling activities totaled $479.9 million, primarily associated with the drilling of 53 net wells. We paid cash of approximately $623.0 million for the oil and natural gas properties acquired in the Cotulla acquisition, the TMS transactions, the Wycross acquisition as well as other less material acquisitions of oil and natural gas properties. In addition, we invested $2.1 million in computers and other equipment. Partially offsetting these costs were proceeds of $11.6 million from the sale of marketable securities. In 2012, we made capital expenditures for leasehold and drilling activities of $169.7 million, primarily associated with the drilling of 20 wells, and invested $11.6 million in marketable securities. In 2011, we acquired the Marquis Assets which used cash of $89.0 million and incurred capital expenditures for leasehold and drilling activities of $20.6 million. This was partially offset by $1.6 million in proceeds from the sale of certain non-core undeveloped leases.

        Net Cash Provided by Financing Activities.    Net cash flows provided by financing activities totaled approximately $1.0 billion for the year ended December 31, 2013 compared to $140.0 million for the year ended December 31, 2012. During the year ended December 31, 2013, we received net proceeds from the private placement of preferred stock of approximately $216.6 million, after deducting placement agent's fees and offering costs payable by us of approximately $8.4 million. We also received net proceeds of approximately $577.0 million from the private placement of our Senior Notes, consisting of face value of $600 million, including the Additional Notes which were issued at a discount to face value of $7.0 million, less debt issuance costs of approximately $16.0 million, included in the $24.1 million discussed below. During the third quarter of 2013, the Company completed a public offering of common stock, and received net proceeds from this offering of approximately $241.4 million, after deducting underwriter's fees and other expenses of approximately $12.5 million. During the first quarter of 2013, we borrowed $50 million under our Second Lien Term Credit Agreement. On May 30, 2013, we borrowed $90 million under our Previous First Lien Credit Agreement. On May 31, 2013, we borrowed $96 million under our First Lien Credit Agreement, and used the proceeds to repay the $90 million borrowed under our Previous First Lien Credit Agreement. The outstanding borrowings under our First Lien Credit Agreement and Second Lien Term Credit Agreement were repaid during the second quarter of 2013 with proceeds from the offering of the Original Notes. Other financing costs for the year ended December 31, 2013 included $24.1 million for debt issuance costs, $18.5 million paid for preferred stock dividends and $1.1 million paid for the purchase of common stock to settle taxes on the vesting of employee stock grants.

        For the year ended December 31, 2012, net cash flows provided by financing activities totaled $139.7 million due primarily to net proceeds from our private placement of Convertible Perpetual Preferred Stock of approximately $144.5 million, after deducting the initial purchasers' discounts and commissions and offering costs payable by us of approximately $5.5 million. These net proceeds were partially offset by financing costs associated with our new credit facilities of $2.7 million and preferred dividends paid of $2.1 million. For the year ended December 31, 2011, net cash flows provided by financing activities totaled $165.5 million due primarily to our IPO. We received net proceeds of approximately $203.3 million from the sale of the shares of common stock (net of expenses and underwriting discounts and commissions). With proceeds from the IPO, we paid SEP I $50.0 million and paid for the acquisition of the Marquis Assets. Partially offsetting these payments were contributions by SEP I of $12.2 million related to the operation of the oil and natural gas properties prior to our acquisition of the SEP I Assets.

Commitments and Contractual Obligations

        As of December 31, 2013, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, deferred premiums on our commodity hedging contracts, and asset retirement obligations. The material changes in our contractual obligations during the twelve months ended December 31, 2013 included (i) the repayment of all of the approximately $96 million in borrowings outstanding under our First Lien Credit Agreement, (ii) the retirement of our Second Lien Term

Credit Agreement by repaying in full the $50 million in borrowings outstanding thereunder, (iii) the issuance of our Senior Notes, and (iv) the recognition of asset retirement obligations related to our properties. In addition, in connection with the TMS transactions, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. At the Company's election, it may carry SR in an additional 3 gross (1.5 net) TMS wells if it desires to participate in additional drilling within the AMI. The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Senior Notes	$—	$—	$—	$600,000	$600,000
Interest expense(1)	46,500	93,000	93,000	116,250	348,750
Derivative liabilities(2)	766	5,012	—	—	5,778
Asset retirement obligations(3)	—	—	—	4,130	4,130

Total	$47,266	$98,012	$93,000	$720,380	$958,658

(1)
Represents estimated interest payments that will be due under the 7.750% $600 million Senior Notes that will mature on June 15, 2021.

(2)
Represents payments due for deferred premiums on our commodity hedging contracts, including amounts due but not yet paid. See Note 11—Derivative Instruments in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)
Amounts represent our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 13—Asset Retirement Obligations in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

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

        Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with Securities and Exchange Commission ("SEC") rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for "basis" or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the years ended December 31, 2013, 2012 or 2011.

        Depreciation, depletion and amortization—DD&A is provided using the units-of-production method based upon estimates of proved oil, NGL and natural gas reserves with oil, NGL and natural gas production being converted to a common unit of measure based upon their relative energy content. All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

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

  Oil and Natural Gas Reserves

        The Company's most significant estimates relate to its proved oil and natural gas reserves. The estimates of oil and natural gas reserves as of December 31, 2013, 2012 and 2011 are based on reports prepared by a third party engineering firm, Ryder Scott Company, L.P. ("Ryder Scott").

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

        The Standards of the Financial Accounting Standards Board ("FASB") and rules of the SEC permit the use of new technologies to determine proved reserve estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. These rules allow, but do not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC.

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

  Stock-Based Compensation

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

  Derivative Instruments

        At times we may utilize derivative instruments to manage our exposure to fluctuations in the underlying commodity prices for the products sold by us. The carrying amount of derivative assets and liabilities is reported on the balance sheet at the estimated fair value of the derivative instruments. Our management sets and implements all of our hedging policies, including volumes, types of instruments and counterparties, on a monthly basis. These derivative transactions are not designated as cash flow hedges. Accordingly, these derivative contracts are marked-to-market and any changes in the estimated value of derivative contracts held at the balance sheet date are recognized in the statement of operations as net gains (losses) on commodity derivatives.

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

        As of December 31, 2013, we had the following crude oil swaps, collars and put spreads covering anticipated future production as indicated below:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
January 1, 2014 - June 30, 2014	Swap	90,500	$97.19	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	273,750	$92.00	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	273,750	$91.35	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	273,750	$92.45	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	365,000	$95.45	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	365,000	$93.25	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$89.65	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$90.05	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Collar	365,000	$90.00	$99.10	NYMEX WTI
July 1, 2014 - December 31, 2014	Put Spread	184,000	$90.00	$75.00	NYMEX WTI

        As of December 31, 2013, we had the following natural gas swaps and collars covering anticipated future production as indicated below:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
January 1, 2014 - December 31, 2014	Swap	730,000	$4.23	n/a	NYMEX NG
January 1, 2014 - December 31, 2014	Swap	730,000	$4.23	n/a	NYMEX NG
January 1, 2014 - December 31, 2014	Swap	730,000	$4.24	n/a	NYMEX NG
January 1, 2014 - December 31, 2014	Collar	730,000	$4.00	$4.50	NYMEX NG

        As of December 31, 2013, we had the following three-way collar crude oil contracts that combine a long and short put with a short call as indicated below:

Contract Period	Barrels	Short Put	Long Put	Short call	Pricing Index
January 1, 2014 - December 31, 2014	547,500	$65.00	$85.00	$102.25	NYMEX WTI
January 1, 2014 - December 31, 2014	365,000	$75.00	$95.00	$107.50	LLS
January 1, 2014 - December 31, 2014	365,000	$75.00	$90.00	$96.22	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$94.75	NYMEX WTI

        At December 31, 2013, the fair value of our commodity derivative contracts was a net liability of approximately $3.4 million, of which $0.7 million settles during the next twelve months. A 10% increase in the oil and natural gas index prices above the December 31, 2013 prices would result in a decrease in the fair value of our commodity derivative contracts of approximately $43.8 million; conversely, a 10% decrease in the oil and natural gas index prices would result in an increase of approximately $34.2 million.

        Subsequent to December 31, 2013, we entered into the following crude oil and natural gas swap contracts:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
January 1, 2015 - December 31, 2015	Swap	365,000	$88.35	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.48	n/a	NYMEX WTI

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
July 1, 2014 - December 31, 2014	Swap	368,000	$4.61	n/a	NYMEX NG

Interest Rate Risk

        There is currently no usage under our First Lien Credit Facility. Our Senior Notes bear a fixed interest rate of 7.75% with a maturity date of June 15, 2021, and we had $600 million outstanding as of December 31, 2013. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated pursuant to the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fourth quarter of 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on this assessment and such criteria, our management believes that our internal control over financial reporting was effective as of December 31, 2013.

        This annual report does not include an attestation report of our independent registered public accounting firm on internal controls due to the exemption provided by the JOBS Act for "emerging growth companies."

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2013, and is incorporated by reference to this report.

Item 11.    Executive Compensation

        Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in the proxy statement for the 2014 annual meeting of stockholders and is incorporated by reference to this report.

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

        NG:    Natural gas.

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

        WTI:    West Texas Intermediate crude.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        a.     The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:

        (1)   Financial Statements:

        See Item 8. Financial Statements and Supplementary Data.

        (2)   Financial Statement Schedules:

        None.

        (3)   Exhibits:

        The following exhibits are filed or furnished with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.		Description of Exhibit
2.1		Contribution, Conveyance and Assumption Agreement, dated as of December 19, 2011, by and between Sanchez Energy Partners I, LP and Sanchez Energy Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

2.2		Contribution Agreement, dated November 8, 2011, by and between Ross Exploration, Inc. and Sanchez Energy Corporation (filed as Exhibit 2.2 to Amendment No. 3 to the Company's registration statement on Form S-1 (File. No. 333-176613) on November 25, 2011, and incorporated herein by reference).

2.3	**	Purchase and Sale Agreement by and between Hess Corporation, as Seller, and Sanchez Energy Corporation, as Buyer, dated as of March 18, 2013 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).

2.4	**	Purchase and Sale Agreement by and between Altpoint Sanchez Holdings, LLC, as Seller, and Sanchez Energy Corporation, as Buyer, dated as of August 7, 2013 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on August 13, 2013, and incorporated herein by reference).

2.5	**	Purchase and Sale Agreement by and between Rock Oil Company, LLC, as Seller, and SN Cotulla Assets, LLC, as Buyer, dated as of September 6, 2013 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on September 9, 2013, and incorporated herein by reference).

3.1		Restated Certificate of Incorporation of Sanchez Energy Corporation, effective as of May 28, 2013 (filed as Exhibit 3.2 to the Company's Current Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

3.2		Amended and Restated Bylaws dated as of December 13, 2011 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on December 19, 2011, and incorporated herein by reference).

4.1		Form of Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 3 to the Company's registration statement on Form S-1 (File. No. 333-176613) on November 25, 2011, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.2	Indenture, dated as of June 13, 2013, among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of September 11, 2013, by and among Sanchez Energy Corporation, SN TMS, LLC, the existing guarantors and U.S. Bank National Association as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on September 19, 2013 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of June 13, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of September 18, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on September 13, 2013 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of December 19, 2011, by and between Sanchez Energy Corporation and Sanchez Energy Partners I, LP (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.1	Services Agreement, dated as of December 19, 2011, by and between Sanchez Oil & Gas Corporation and Sanchez Energy Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.2	Geophysical Seismic Data Use License Agreement, dated as of December 19, 2011, by and among Sanchez Oil & Gas Corporation, Sanchez Energy Corporation, SEP Holdings III, LLC and SN Marquis LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.3	Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Antonio R. Sanchez, III (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.4	Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Michael G. Long (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.5	Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Gilbert A. Garcia (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.6	*	Sanchez Energy Corporation Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 24, 2012, and incorporated herein by reference).

10.7	*	Form of Restricted Stock Agreement for employees (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 (File No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.8	*	Form of Restricted Stock Agreement for non-employee directors (filed as Exhibit 10.2 to the Company's registration statement on Form S-8 (File No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.9	*	Form of Restricted Stock Agreement for Antonio R. Sanchez, III (filed as Exhibit 10.3 to the Company's registration statement on Form S-8 (File No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.10		Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Greg Colvin (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.11		Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Kirsten A. Hink (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.12		Indemnification Agreement, dated as of November 27, 2012, between Sanchez Energy Corporation and A.R. Sanchez, Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.13		Indemnification Agreement, dated as of November 27, 2012, between Sanchez Energy Corporation and Alan G. Jackson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.14		Amended and Restated Credit Agreement, dated as of May 31, 2013, among Sanchez Energy Corporation, SEP Holdings III, LLC, SN Marquis LLC, and SN Cotulla Assets, LLC, as borrowers, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, RBC Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).

10.15		First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2013, among the Borrowers named therein, SN Operating, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

10.16		Waiver Letter and Amendment, dated July 30, 2013, among the Borrowers named therein, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

Exhibit No.			Description of Exhibit
10.17			Third Amendment to Amended and Restated Credit Agreement, dated as of September 11, 2013, among the Borrowers named therein, SN Operating, LLC, and SN TMS, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 12, 2013, and incorporated herein by reference).

10.18	(a)		Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2013, among the Borrowers named therein, SN Operating, LLC, and SN TMS, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent.

10.19			Second Lien Term Credit Agreement, dated as of November 15, 2012, among Sanchez Energy Corporation, SEP Holdings III, LLC and SN Marquis LLC, as borrowers, Macquarie Bank Limited, as administrative agent for the lenders, and each of the Lenders from time to time party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 23, 2012, and incorporated herein by reference).

21.1	(a)		List of Subsidiaries of Sanchez Energy Corporation.

23.1	(a)		Consent of BDO USA, LLP.

23.2	(a)		Consent of Ryder Scott Company, L.P.

31.1	(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	(a)		Ryder Scott Company, L.P. Summary of December 31, 2013 Reserves.

101.INS	(b)	—	XBRL Instance Document.

101.SCH	(b)	—	XBRL Taxonomy Extension Schema Document.

101.CAL	(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(b)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)
Filed herewith.

(b)
Furnished herewith.

*
Management contract or compensatory plan or arrangement.

**
The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 12, 2014.

SANCHEZ ENERGY CORPORATION
By:	/s/ ANTONIO R. SANCHEZ, III Antonio R. Sanchez, III President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTONIO R. SANCHEZ, III Antonio R. Sanchez, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2014
/s/ MICHAEL G. LONG Michael G. Long	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2014
/s/ KIRSTEN A. HINK Kirsten A. Hink	Vice President and Principal Accounting Officer (Principal Accounting Officer)	March 12, 2014
/s/ A. R. SANCHEZ, JR. A. R. Sanchez, Jr.	Executive Chairman of the Board of Directors	March 12, 2014
/s/ GILBERT A. GARCIA Gilbert A. Garcia	Director	March 12, 2014
/s/ GREG COLVIN Greg Colvin	Director	March 12, 2014
/s/ ALAN G. JACKSON Alan G. Jackson	Director	March 12, 2014

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sanchez Energy Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sanchez Energy Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Sanchez Energy Corporation (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, parent net investment/stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 2, the consolidated financial statements include the accounts of certain oil and natural gas properties (the "SEP I Assets") transferred by Sanchez Energy Partners I, LP, a related entity, to the Company on December 19, 2011, which were not a stand-alone entity. The accounts of the SEP I Assets reflect the assets, liabilities, revenues, and expenses directly attributable to the SEP I Assets, as well as allocations deemed reasonable by management, to present the financial position, results of operations and cash flows of the SEP I Assets on a stand-alone basis and do not necessarily reflect the financial position, results of operations and cash flows had the SEP I Assets operated as a stand-alone entity during the period presented and, accordingly, may not be indicative of the Company's future performance.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Energy Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas
March 12, 2014

Sanchez Energy Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$153,531	$50,347
Available-for-sale investments	—	11,591
Oil and natural gas receivables	51,960	10,435
Joint interest billing receivables	5,803	—
Fair value of derivative instruments	—	2,145
Deferred tax asset	6,882	—
Other current assets	1,386	438

Total current assets	219,562	74,956

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	244,570	138,937
Proved oil and natural gas properties	1,297,961	232,523

Total oil and natural gas properties	1,542,531	371,460
Less: Accumulated depreciation, depletion, amortization and impairment	(157,043)	(22,605)

Total oil and natural gas properties, net	1,385,488	348,855

Other assets:
Debt issuance costs, net	19,806	2,595
Fair value of derivative instruments	1,304	—
Other assets	2,993	168

Total assets	$1,629,153	$426,574

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,900	$—
Accounts payable—related entities	961	13,454
Other payables	2,963	—
Accrued liabilities	102,455	44,828
Deferred premium liability	717	1,003
Fair value of derivative instruments	4,623	—

Total current liabilities	158,619	59,285
Long term debt, net of discount	593,258	—
Asset retirement obligations	4,130	546
Deferred tax liability	10,868	—
Deferred premium liability	4,891	—
Fair value of derivative instruments	78	—

Total liabilities	771,844	59,831

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 3,000,000 shares of 4.875% Cumulative Perpetual Convertible, Series A, issued and outstanding as of each of December 31, 2013 and 2012; 4,500,000 and zero shares of 6.500% Cumulative Perpetual Convertible, Series B, issued and outstanding as of December 31, 2013 and 2012, respectively)	75	30
Common stock ($0.01 par value, 150,000,000 shares authorized; 46,368,713 and 33,762,400 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	464	338
Additional paid-in capital	867,108	385,086
Accumulated deficit	(10,338)	(18,711)

Total stockholders' equity	857,309	366,743

Total liabilities and stockholders' equity	$1,629,153	$426,574

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Oil sales	$290,322	$42,377	$13,905
Natural gas liquids sales	13,013	15	22
Natural gas sales	11,085	766	589

Total revenues	314,420	43,158	14,516

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	35,669	3,401	1,628
Production and ad valorem taxes	17,334	2,124	830
Depreciation, depletion, amortization and accretion	134,845	15,922	4,252
General and administrative (inclusive of stock-based compensation expense of $17,751 and $25,542 for 2013 and 2012, respectively)	47,951	37,239	5,368

Total operating costs and expenses	235,799	58,686	12,078

Operating income (loss)	78,621	(15,528)	2,438
Other income (expense):
Interest and other income	135	74	10
Interest expense	(30,934)	(99)	—
Net losses on commodity derivatives	(16,938)	(742)	(480)

Total other income (expense)	(47,737)	(767)	(470)

Income (loss) before income taxes	30,884	(16,295)	1,968
Income tax expense	3,986	—	—

Net income (loss)	26,898	(16,295)	1,968
Less:
Preferred stock dividends	(18,525)	(2,112)	—
Net income allocable to participating securities	(364)	—	—

Net income (loss) attributable to common stockholders	$8,009	$(18,407)	$1,968

Net income (loss) per common share—basic and diluted	$0.22	$(0.56)	$0.09

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders—basic and diluted	36,379	33,000	22,479

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Parent Net Investment / Stockholders' Equity

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock
							Additional Paid-in Capital	Accumulated Deficit	Parent Net Investment	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2010	—	$—	—	$—	—	$—	$—	$—	$22,162	$22,162
Contribution by parent	—	—	—	—	—	—	—	—	12,186	12,186
Net income from January 1 through December 18, 2011	—	—	—	—	—	—	—	—	2,272	2,272
Distribution to parent	—	—	—	—	—	—	—	—	(50,000)	(50,000)
Accounts receivable distributed to parent	—	—	—	—	—	—	—	—	(2,494)	(2,494)
Accounts payable assumed by parent	—	—	—	—	—	—	—	—	8,005	8,005

BALANCE, December 18, 2011, prior to purchase of properties	—	—	—	—	—	—	—	—	(7,869)	(7,869)
Purchase of oil and natural gas properties from SEP I in exchange for common stock	—	—	—	—	22,091	221	(8,090)	—	7,869	—
Purchase of oil and natural gas properties from Ross Exploration in exchange for common stock	—	—	—	—	909	9	19,991	—	—	20,000
Shares issued in initial public offering, net of offering costs	—	—	—	—	10,000	100	203,214	—	—	203,314
Net loss from December 19 through December 31, 2011	—	—	—	—	—	—	—	(304)	—	(304)

BALANCE, December 31, 2011	—	—	—	—	33,000	330	215,115	(304)	—	215,141
Issuance of Series A Preferred Stock, net of offering costs of $5,533	3,000	30	—	—	—	—	144,437	—	—	144,467
Preferred stock dividends	—	—	—	—	—	—	—	(2,112)	—	(2,112)
Restricted stock awards, net of forfeitures and cancellations	—	—	—	—	762	8	(8)	—	—	—
Stock-based compensation	—	—	—	—	—	—	25,542	—	—	25,542
Net loss	—	—	—	—	—	—	—	(16,295)	—	(16,295)

BALANCE, December 31, 2012	3,000	30	—	—	33,762	338	385,086	(18,711)	—	366,743
Common shares issued, net of offering costs of $12,500	—	—	—	—	11,040	111	241,309	—	—	241,420
Issuance of Series B Preferred Stock, net of offering costs of $8,440	—	—	4,500	45	—	—	216,515	—	—	216,560
Preferred stock dividends	—	—	—	—	—	—	—	(18,525)	—	(18,525)
Purchase of oil and natural gas properties for common stock	—	—	—	—	343	3	7,517	—	—	7,520
Restricted stock awards, net of forfeitures	—	—	—	—	1,276	13	(13)	—	—	—
Purchases of common stock	—	—	—	—	(52)	(1)	(1,057)	—	—	(1,058)
Stock-based compensation	—	—	—	—	—	—	17,751	—	—	17,751
Net income	—	—	—	—	—	—	—	26,898	—	26,898

BALANCE, December 31, 2013	3,000	$30	4,500	$45	46,369	$464	$867,108	$(10,338)	$—	$857,309

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,898	$(16,295)	$1,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	134,845	15,922	4,252
Stock-based compensation	17,751	25,542	—
Net losses on commodity derivative contracts	16,938	742	480
Net cash settlement received (paid) on commodity derivative contracts	(4,959)	2,240	—
Premiums paid on derivative contracts	(1,024)	(2,984)	(1,932)
Amortization of deferred financing costs	6,902	99	—
Accretion of debt discount	258	—	—
Deferred taxes	3,986	—	—
Changes in operating assets and liabilities:
Accounts receivable	(47,649)	(8,922)	(962)
Other current assets	(969)	(111)	(327)
Accounts payable	32,355	—	—
Accounts payable—related entities	(12,494)	11,848	1,606
Other payables	2,286	—	—
Accrued liabilities	14,137	991	461

Net cash provided by operating activities	189,261	29,072	5,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(479,908)	(169,665)	(20,578)
Payments for other property and equipment	(2,050)	(171)	—
Proceeds from sale of oil and natural gas properties	—	—	1,587
Acquisition of oil and natural gas properties	(622,996)	—	(89,014)
Purchases of investments	—	(11,591)	—
Sale of investments	11,591	—	—

Net cash used in investing activities	(1,093,363)	(181,427)	(108,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	236,000	—	—
Repayment of borrowings	(236,000)	—	—
Issuance of senior notes, net of discount	593,000	—	—
Issuance of common stock	253,920	—	220,000
Issuance of preferred stock	225,000	150,000	—
Payments for offering costs	(20,939)	(5,533)	(16,686)
Financing costs	(24,112)	(2,694)	—
Preferred dividends paid	(18,525)	(2,112)	—
Purchase of common stock	(1,058)	—	—
Net distribution to parent	—	—	(37,814)

Net cash provided by financing activities	1,007,286	139,661	165,500

Increase (decrease) in cash and cash equivalents	103,184	(12,694)	63,041
Cash and cash equivalents, beginning of period	50,347	63,041	—

Cash and cash equivalents, end of period	$153,531	$50,347	$63,041

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligation	$3,386	$446	$17
Change in accrued capital expenditures	43,323	43,311	3,518
Capital expenditures in accounts payable	14,545	—	—
Accounts receivable distributed to parent	—	—	2,494
Accounts payable assumed by parent	—	—	(8,005)
Common stock issued in exchange for oil and natural gas properties	7,520	—	20,000
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$25,927	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

        Sanchez Energy Corporation (together with our consolidated subsidiaries, the "Company," "we," "our," "us" or similar terms) is an independent exploration and production company, formed in August 2011 as a Delaware corporation, focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and the Tuscaloosa Marine Shale ("TMS") in Mississippi and Louisiana. We have accumulated net leasehold acreage in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10-K in the "Glossary of Selected Oil and Natural Gas Terms."

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

        On June 19, 2012 and September 17, 2012, SEP I distributed substantially all of the approximately 22.1 million shares of the Company's common stock that SEP I owned to the partners of SEP I (the "Distribution"). The 21,932,659 shares of common stock distributed to SEP I's partners constituted 66.5% of the then issued and outstanding shares of the Company's common stock. The Distribution was a return on SEP I's partners' capital contributions to SEP I, thus no consideration was paid to

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 1. Organization and Business (Continued)

SEP I for the shares of the Company's common stock distributed. Since June 19, 2012, the Company has not been under common control with SEP I.

        During 2013, we expanded our proved reserves, production and undeveloped acreage through a series of acquisitions beginning with the Cotulla acquisition in the Eagle Ford Shale in South Texas which we closed on May 31, 2013 for approximately $281.6 million. In this acquisition, we acquired acreage and producing properties in Dimmit, Frio, LaSalle and Zavala Counties of South Texas.

        In July 2013, we acquired acreage and producing properties in Fayette, Gonzales and Lavaca Counties, Texas for approximately $29 million.

        On August 16, 2013 we completed an asset acquisition of undeveloped acreage in the TMS in Southwest Mississippi and Southeast Louisiana for total consideration of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. We also completed the formation of an area of mutual interest and a 50/50 joint venture with our affiliate, SR Acquisition I, LLC (together with its parent company Sanchez Resources, LLC, where applicable, "SR"). The joint venture controls acreage in what we believe to be the core of the TMS.

        On October 4, 2013, we completed our Wycross acquisition consisting of acreage and producing properties in the Eagle Ford Shale for approximately $230.1 million.

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

        Sanchez Oil and Gas Corporation ("SOG") is a private oil and gas company engaged in the exploration for and development of oil and natural gas. SOG has historically acted as the operator of a significant portion of SEP I's oil and natural gas properties. SOG provided all employee, management, and administrative support to SEP I and, for periods prior to December 19, 2011, a proportionate share of SOG's general and administrative costs were allocated to the SEP I Assets. The costs of these services associated with the SEP I Assets were allocated to the SEP I Assets primarily based on the ratio of capital expenditures between the entities to which SOG provides services and the SEP I Assets. However, other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

incurred had the SEP I Assets been operated as an independent company for periods prior to December 19, 2011. On December 19, 2011, SOG began providing similar types of services to the Company under the services agreement as described below (Note 10).

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

Reclassifications

        Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 presentation. These reclassifications were not material to the accompanying consolidated financial statements.

Cash Equivalents

        Cash and cash equivalents consist primarily of cash on deposit, money market accounts and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Available-for-Sale Investments

        At December 31, 2012, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its Series A Convertible Preferred Perpetual Stock offering until the funds were needed for operating purposes. At December 31, 2012 these investments consisted of corporate notes and bonds and investment grade commercial paper and were reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments were sold, at which time the realized gains and losses were included in the consolidated statement of operations. As of December 31, 2012, there were no gains or losses recorded in accumulated other comprehensive income due to the fact that the fair value of these investments approximated the costs paid for these securities. The Company did not have similar investments during periods prior to 2012. These investments matured in 2013.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Oil and Natural Gas Receivables

        The majority of the Company's receivables arise from sales of oil, NGLs or natural gas. The Company does not have any off-balance-sheet credit exposure related to its customers. Receivables from the sale of oil and natural gas are generally unsecured. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness of the customer. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all the collection attempts have been exhausted. At December 31, 2013 and 2012, management believed that all balances were fully collectible and no allowance for doubtful accounts was deemed necessary.

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

        Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with Securities and Exchange Commission ("SEC") rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for "basis" or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the years ended December 31, 2013, 2012 or 2011.

        Depreciation, depletion and amortization—DD&A is provided using the units-of-production method based upon estimates of proved oil, NGL and natural gas reserves with oil, NGL and natural gas production being converted to a common unit of measure based upon their relative energy content. All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

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

        Based on management's review and current operating plans, 13%, 33% and 23% of the unproved property balance at December 31, 2013 is expected to be added to the amortization base during the years 2014, 2015 and 2016, respectively. The remaining balances in unproved properties relate to project areas that will not be thoroughly evaluated until after 2016, and represent leasehold interests that have expiration dates beginning in 2017.

        The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2013 and notes the year in which the associated costs were incurred (in thousands):

	Year of Acquisition
	2008	2009	2010	2011	2012	2013	Total
Leasehold acquisition costs	$114	$67	$447	$74,475	$8,057	$144,640	$227,800
Exploration costs	—	—	—	—	852	3,596	4,448
Development costs	—	—	—	—	—	12,322	12,322

Total	$114	$67	$447	$74,475	$8,909	$160,558	$244,570

Oil and Natural Gas Reserve Quantities

        The Company's most significant estimates relate to its proved oil and natural gas reserves. The estimates of oil and natural gas reserves as of December 31, 2013, 2012 and 2011 are based on reports prepared by a third party engineering firm, Ryder Scott Company, L.P. ("Ryder Scott").

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

        The Standards of the Financial Accounting Standards Board ("FASB") and rules of the SEC permit the use of new technologies to determine proved reserve estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. These rules allow, but do not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC.

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

Debt Issuance Costs

        Debt issuance costs relating to long-term debt have been deferred and are being amortized and recorded as interest expense over the term of the related debt instrument. During 2013, the Company capitalized approximately $24.1 million in costs associated with the issuance of the 7.75% Senior Notes and costs incurred for amendments to the Company's First Lien Credit Agreement. The Company expensed $5.0 million of debt issuance costs in conjunction with the amendment and restatement of the First Lien Credit Agreement. At December 31, 2013 and December 31, 2012, the Company had approximately $19.8 million and $2.6 million, respectively, of debt issuance costs (net of accumulated amortization of $2.0 million and $0.1 million, respectively) remaining that are being amortized over the terms of the respective debt.

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

        Management believes the Company is currently in compliance with all applicable federal, state and local regulations associated with its properties. Accordingly, no environmental remediation liability or loss associated with the Company's properties was recorded as of December 31, 2013 and 2012.

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

Stock-Based Compensation

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Oil, NGL and natural gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The sales method of accounting is used for oil, NGL and natural gas sales. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and, in doing so, take more or less than their respective entitled percentage. As of December 31, 2013, 2012, and 2011 there were no oil and natural gas imbalances.

Sales to Major Customers

        The Company's oil, NGL and natural gas production was sold to certain customers representing 10% or more of its total revenues for the years ended December 31, 2013, 2012 and 2011 as listed below:

	2013	2012	2011
Customer A	41%	63%	22%
Customer B	6%	18%	6%
Customer C	23%	16%	—
Customer D	—	—	68%
Customer E	19%	—	—

        Production is normally sold to relatively few customers. Substantially all of the Company's customers are concentrated in the oil and natural gas industry and revenue can be materially affected by current economic conditions, the price of certain commodities such as crude oil and natural gas and the availability of alternate purchasers. Management believes the loss of any of the Company's major customers would not have a long-term material adverse effect on the Company's operations.

General and Administrative Expenses

        The financial statements reflect an allocated portion of the actual costs incurred by SOG in general and administrative ("G&A") expenses through December 18, 2011. Prior to December 19, 2011, a wide range of formulas for G&A allocation were considered and recorded in association with the operation of the SEP I Assets. Management believes the most accurate and transparent method of allocating G&A expenses was based on the approximate ratio of capital expenditures between the entities to which SOG provides services. Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Using this method, and considering other factors, G&A expense allocated to the SEP I Assets for the period from January 1, 2011 through December 18, 2011 was approximately $4.3 million.

        On December 19, 2011, the Company entered into a services agreement and other related agreements with SOG, pursuant to which SOG (directly or through its subsidiaries) agreed to provide the Company with the services and data that the Company believes are necessary to manage, operate and grow its business, and the Company agreed to reimburse SOG for all direct and indirect costs

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

incurred on its behalf. See detailed discussion of the Company's relationship with SOG in Note 10 "Related Party Transactions".

Fair Value of Financial Instruments

        Financial instruments not carried at fair value consist of oil and natural gas receivables, accounts payables and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments.

        The available-for-sale investments are reflected at their fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income until the investments are sold, at which time the realized gains and losses are included in the results of operations. During 2013, we recorded a $0.1 million loss on the sale of investments. During 2012, there were no gains or losses recorded in accumulated other comprehensive income due to the fact that the fair value of these investments approximated the costs paid for these securities. The Company did not have similar investments during 2011.

Derivative Instruments

        The Company utilizes derivative instruments in order to manage price risk associated with future crude oil and natural gas production. Management sets and implements all of the hedging policies, including volumes, types of instruments and counterparties, on a monthly basis. The Company recognizes all derivatives as either assets or liabilities, measured at fair value, and recognizes changes in the fair value of derivatives in current earnings because it does not designate its derivatives as cash flow hedges.

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

        The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company's financial position, results of operations and cash flows. The Company does not have uncertain tax positions and, as such, did not record a liability during the years ended December 31, 2013 or 2012.

Earnings per Share

        Shares issued to SEP I in exchange for the SEP I Assets have been retroactively reflected as outstanding for all periods presented. The shares of common stock issued in exchange for the Marquis Assets as well as the shares issued in the IPO were considered outstanding since the date of these transactions.

        Basic net earnings (loss) per common share are computed using the two-class method. The two-class method is required for those entities that have participating securities. The two-class method is an earnings allocation formula that determines net earnings (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's restricted shares of common stock (see Note 8) are participating securities under Accounting Standards Codification ("ASC") 260, "Earnings per Share," because they may participate in undistributed earnings with common stock. Participating securities do not have a contractual obligation to share in the Company's losses. Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

        Diluted net earnings (loss) per common share reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Convertible Perpetual Preferred Stock using the if-converted method, if the effect is dilutive.

Note 3. Acquisitions

        Our acquisitions, except those acquisitions made between entities under common control, are accounted for either (i) under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations" ("ASC Topic 805") for those acquisitions qualifying as business combinations, or (ii) in accordance with ASC Topic 360, "Property, Plant, and Equipment" for those acquisitions qualifying as asset acquisitions. A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the consolidated financial statements since the closing dates of the acquisitions.

Cotulla Acquisition

        On May 31, 2013, the Company completed the Cotulla acquisition for an aggregate adjusted purchase price of $281.6 million. The effective date of the transaction was March 1, 2013.

        The purchase price was funded with borrowings under the Company's First Lien Credit Agreement, cash on hand, and proceeds from the Company's private placement of the Series B Convertible Perpetual Preferred Stock. The purchase price allocation for the Cotulla acquisition has been finalized except for the settlement of certain post-closing adjustments with the seller. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$266,146
Unproved properties	16,745
Other assets acquired	17

Fair value of assets acquired	282,908
Asset retirement obligations	(1,138)
Other liabilities assumed	(190)

Fair value of net assets acquired	$281,580

TMS Asset Purchase

        On August 16, 2013, the Company completed its acquisition of assets, which consisted of undeveloped acreage in Mississippi and Louisiana, from three sellers (two third parties and one related party of the Company) for total consideration of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. The cash consideration provided to SR, was $14.4 million. The acquisition was accounted for as the purchase of assets at cost at the acquisition date.

        Pursuant to the terms of the agreements, the Company established an Area of Mutual Interest ("AMI") with SR in the TMS. As part of the transactions, the Company acquired all of the working interests in the AMI owned by the third party plus a portion of SR's working interests, resulting in the Company owning an undivided 50% working interest across the AMI through the TMS. The Company has further committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. If we desire, at our sole discretion, to continue drilling within the AMI after fulfilling the minimum well commitment, we would be required to carry SR in an additional 3 gross (1.5 net) TMS wells.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

Wycross Acquisition

        On October 4, 2013, we completed the Wycross acquisition for an aggregate adjusted purchase price of $230.1 million. The effective date of the transaction was July 1, 2013. The purchase price was funded with proceeds from the issuance of the Additional Notes (defined in Note 6 "Long-Term Debt"), the issuance of 11,040,000 shares of common stock, and cash on hand. The purchase price allocation for the Wycross acquisition has been finalized except for the settlement of certain post-closing adjustments with the seller. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$212,123
Unproved properties	13,095
Other assets acquired	5,121

Fair value of assets acquired	230,339
Asset retirement obligations	(158)
Other liabilities assumed	(113)

Fair value of net assets acquired	$230,068

Pro Forma Operating Results (Unaudited)

        The following unaudited pro forma combined results for each of the twelve months ended December 31, 2013 and 2012 reflect the consolidated results of operations of the Company as if the Cotulla and Wycross acquisitions and related financings had occurred on January 1, 2012. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and stock dividends for the issuance of preferred stock.

        The unaudited pro forma combined financial statements give effect to the events set forth below:

  •
  The Cotulla acquisition completed May 31, 2013.

  •
  The increase in borrowings under the First Lien Credit Agreement to finance a portion of the Cotulla acquisition, and the related adjustments to interest expense.

  •
  Issuance of Series B Convertible Perpetual Preferred Stock and related adjustments to preferred dividends.

  •
  The Wycross acquisition completed October 4, 2013.

  •
  Issuance of 7.75% Senior Notes (defined in Note 6 "Long-Term Debt" below) to finance a portion of the Wycross acquisition, and the related adjustments to interest expense.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

  •
  Issuance of common stock to finance a portion of the Wycross acquisition and the related effect on net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Revenues	$404,379	$152,565

Net income (loss) attributable to common shareholders	$12,315	$(47,363)

Net income (loss) per common share, basic and diluted	$0.33	$(1.31)

        The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Cotulla and Wycross acquisitions and related financings been completed as of the date set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

Post-Acquisition Operating Results

        The amounts of revenue and revenues in excess of direct operating expenses included in the Company's consolidated statements of operations for the year ended December 31, 2013, for the Cotulla and Wycross acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Year Ended December 31, 2013
Revenues	$99,936

Excess of revenues over direct operating expenses	$74,318

Note 4. Cash and Cash Equivalents

        As of December 31, 2013 and 2012, cash and cash equivalents consisted of the following (in thousands):

	2013	2012
Cash at banks	$48,326	$5,265
Money market funds	105,205	82
Commercial paper(1)	—	45,000

Total cash and cash equivalents	$153,531	$50,347

(1)
These securities mature three months or less from date of purchase.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Investments

        During 2013, the Company invested the proceeds from its offering of the Senior Notes (defined in Note 6 "Long-Term Debt" below) in marketable securities and classified these securities as held-to-maturity investments on the consolidated balance sheet. At December 31, 2013, the Company did not hold any investments in marketable securities. At December 31, 2012, the Company held certain investments in marketable securities as a means of temporarily investing the proceeds from its Series A Convertible Perpetual Preferred Stock offering until the funds were needed for operating purposes. At the time of acquisition, the Company classified these securities as "available-for-sale" due primarily to the Company's potential liquidity requirements that could result in these securities being sold prior to maturity.

        The Company's investments as of December 31, 2012 consisted of the following (in thousands):

2012
Commercial paper	$7,500
Corporate notes and bonds	4,091

Total investments	$11,591

        There were no gains or losses recorded on investments held as of December 31, 2012 due to the fact that the fair value of these investments approximated the costs paid for these securities.

Note 6. Long-Term Debt

        Long-term debt at December 31, 2013 consisted of $600 million principal amount of Senior Notes (defined below), including the Additional Notes (defined below) which were issued at a discount to face value of $7.0 million, maturing on June 15, 2021. The Company did not have any long-term debt outstanding at December 31, 2012. As of December 31, 2013 the Company's long-term debt consisted of the following:

			Amount Outstanding (in thousands)
	Interest Rate
		Maturity date	2013
First lien credit agreement	Variable	N/A	$—
Senior notes	7.75%	June 15, 2021	600,000

			600,000
Unamortized discount on Senior notes			(6,742)

Total long term debt			$593,258

Credit Facility

        Previous Credit Agreements:    On November 16, 2012, we and our subsidiaries, SEP Holdings III and Marquis LLC (collectively referred to with us as the "Original Borrowers"), entered into the Previous First Lien Credit Agreement, dated as of November 15, 2012, among the Original Borrowers, Capital One, National Association, and each of the other lenders party thereto. The Previous First Lien Credit Agreement provided for a $250 million revolving credit facility which was to mature November 16, 2015 and was secured by a senior lien on substantially all of the assets of the Original

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 6. Long-Term Debt (Continued)

Borrowers. The borrowing base under the Previous First Lien Credit Agreement, initially set at $27.5 million, was increased to $95 million on February 21, 2013.

        Also on November 16, 2012, we entered into the Second Lien Term Credit Agreement (the "Second Lien Term Credit Agreement"), dated as of November 15, 2012, among the Original Borrowers, Macquarie Bank Limited, and the other lenders party thereto. The Second Lien Term Credit Agreement provided for a $250 million term loan facility which was to mature May 16, 2016 and was secured by a lien on substantially all of the assets of the Original Borrowers that was junior to the liens on such assets under the Previous First Lien Credit Agreement. The Second Lien Term Credit Agreement provided for an initial commitment of $50 million, subject to conditions, with the remaining commitments subject to the approval of the lenders and other conditions. We borrowed $50 million under the Second Lien Term Credit Agreement in January 2013.

        In connection with the purchase and sale agreement to purchase the Cotulla assets (Note 3), the Company entered into commitment letters for $325 million in debt financing and issued the Series B Convertible Perpetual Preferred Stock. The $325 million in debt financing contemplated by the commitment letters consisted of an amendment and restatement of the Company's Previous First Lien Credit Agreement to increase the borrowing base from $95 million to $175 million and a $150 million bridge loan credit facility. Availability of the debt financing was conditioned upon, and was intended to be available concurrently with, the closing of the Cotulla acquisition and was subject to the satisfaction of various closing conditions. On May 30, 2013, the Company borrowed $90 million under its Previous First Lien Credit Agreement. The Company did not enter into a definitive agreement for the bridge loan credit facility and it was never activated.

        Current Credit Agreement:    On May 31, 2013, the Original Borrowers and a new subsidiary of the Company, SN Cotulla Assets,  LLC ("SN Cotulla") (collectively, the "Borrowers") entered into the Amended and Restated Credit Agreement (the "First Lien Credit Agreement") with Royal Bank of Canada as administrative agent and the other lenders party thereto.

        The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement and to, among other things, (i) replace Capital One with Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, and (iii) increase the borrowing base to $175 million. The Borrowers' obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries," including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to conditions and the then applicable borrowing base, which was initially set at $175 million and is subject to periodic redetermination. The borrowing base can be redetermined up or down by the lenders based on, among other things, an increase in the Borrowers' debt and their evaluation of the Company's oil and natural gas reserves. All borrowings under the First Lien Credit Agreement bear interest, at the option of the Borrowers, either at an alternate base rate or a eurodollar rate. The alternate base rate of interest is equal to the sum of (a) the greatest of (i) the administrative agent's U.S. "prime rate", (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the one-month LIBO Rate multiplied by the statutory reserve rate, plus 1% and (b) the applicable margin. The eurodollar rate of interest is equal to the sum of (x) the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate and (y) the applicable margin. As

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 6. Long-Term Debt (Continued)

of December 31, 2013 the applicable margin varied from 0.50% to 1.50% for alternate base rate borrowings and from 1.50% to 2.50% for eurodollar borrowings, depending on the utilization of the borrowing base. Furthermore, as of December 31, 2013 the Borrowers were required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the borrowing base. Additionally, the First Lien Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $20 million and the total availability thereunder. As of December 31, 2013, there were no letters of credit outstanding.

        The First Lien Credit Agreement contains various covenants and events of default that limit the Borrowers' ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates and hedge transactions and make certain acquisitions. Furthermore, the First Lien Credit Agreement contains financial covenants that require the Borrowers to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 and (ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0. Upon an event of default, the lenders may elect to accelerate the amounts due under the First Lien Credit Agreement. The obligations under the First Lien Credit Facility are guaranteed by all of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries." As of December 31, 2013, the Company was in compliance with the covenants of the First Lien Credit Agreement.

        On May 31, 2013, the Company borrowed $96 million under its First Lien Credit Agreement. The Company used proceeds from this borrowing to repay the $90 million outstanding under the Previous First Lien Credit Agreement. On June 13, 2013, the Company used proceeds from its Senior Notes (as defined below) offering described below to repay the $96 million outstanding under the First Lien Credit Agreement and the $50 million outstanding under the Second Lien Term Credit Agreement. The Second Lien Term Credit Agreement was retired with no further availability. The borrowing base on the First Lien Credit Agreement was increased to $175 million as a result of the redetermination conducted by the banks based upon the Company's June 30, 2013 updated reserves and subsequently increased again to $300 million as a result of the redetermination conducted by the banks based upon the Company's September 30, 2013 updated reserves. On February 28, 2014, the Company entered into the Fifth Amendment to the First Lien Credit Agreement, the primary effect of which was the establishment of a $400 million approved borrowing base and the establishment of an elected commitment amount of $325 million. Further redeterminations of the borrowing base are scheduled to be effective on or before April 1 and October 1 of each year, commencing October 1, 2014. From time to time, the agents and lenders under the First Lien Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, fees and commissions for these transactions.

7.75% Senior Notes Due 2021

        On June 13, 2013, the Company completed a private offering of $400 million in aggregate principal amount of the Company's 7.75% senior notes that will mature on June 15, 2021 (the "Original Notes"). Interest is payable on each June 15 and December 15. The Company received net proceeds from this offering of approximately $388 million, after deducting initial purchasers' discounts and estimated offering expenses, which the Company used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire the Second Lien Term Credit

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 6. Long-Term Debt (Continued)

Agreement by repaying the $50 million in borrowings outstanding. The Original Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company's existing and future subsidiaries. The borrowing base under the Company's First Lien Credit Agreement was reduced to $87.5 million upon issuance of the Original Notes, and was later increased to $300 million, all of which is available for future revolver borrowings as of December 31, 2013.

        On September 18, 2013, the Company issued an additional $200 million in aggregate principal amount of its 7.75% senior notes due 2021 (the "Additional Notes" and, together with the Original Notes, the "Senior Notes") in a private offering at a price to the purchasers of 96.5% of the Additional Notes. The Company received net proceeds from this offering of approximately $188.8 million, after deducting the initial purchasers' discounts and estimated offering expenses of approximately $4.2 million. The Additional Notes were issued under the same indenture as the Original Notes, and are therefore treated as a single class of securities under the indenture. The Company used the net proceeds from the offering to partially fund the acquisition of Wycross acquisition completed in October 2013 and a portion of the 2013 capital budget, and intends to use the remaining proceeds to fund a portion of the 2014 capital budget and for general corporate purposes.

        The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness. The Senior Notes rank senior in right of payment to the Company's future subordinated indebtedness. The Senior Notes are effectively junior in right of payment to all of the Company's existing and future secured debt (including under the First Lien Credit Agreement) to the extent of the value of the assets securing such debt. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the Senior Notes. To the extent set forth in the indenture governing the Senior Notes, certain subsidiaries of the Company will be required to fully and unconditionally guarantee the Senior Notes on a joint and several senior unsecured basis in the future.

        The indenture governing the Senior Notes, among other things, restricts the ability of the Company and its restricted subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens on their assets; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 7. Stockholders' Equity

        Common Stock Offerings—On December 19, 2011, the Company completed its IPO of 10.0 million shares of common stock , par value $0.01 per share, at a price to the public of $22.00 per share. The Company received net proceeds of approximately $203.3 million from the sale of the shares of common stock (net of expenses and underwriting discounts and commissions).

        On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters' overallotment option), at an issue price of $23.00 per share. The Company received net proceeds from this offering of approximately $241.5 million, after deducting underwriters' fees and offering expenses of approximately $12.4 million. The Company used the net proceeds from the offering to partially fund the Wycross acquisition completed in October 2013 and a portion of the 2013 capital budget, and intends to use the remaining proceeds to fund a portion of the preliminary 2014 capital budget and for general corporate purposes.

        Series A Convertible Perpetual Preferred Stock Offering—On September 17, 2012, the Company completed a private placement of 3,000,000 shares of Series A Convertible Perpetual Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The issue price of each share of the Series A Convertible Perpetual Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers' discounts and commissions and offering costs of approximately $5.5 million.

        Pursuant to the Certificate of Designations for the Series A Convertible Perpetual Preferred Stock, each share of Series A Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.3250 shares of common stock per share of Series A Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of approximately $21.51 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 6,975,000 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series A Convertible Perpetual Preferred Stock is 4.875% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Company's Board of Directors (the "Board"). No dividends were accrued or accumulated prior to September 17, 2012. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of December 31, 2013, all dividends accumulated through that date had been paid.

        Except as required by law or the Company's Amended and Restated Certificate of Incorporation, holders of the Series A Convertible Perpetual Preferred Stock will have no voting rights unless dividends fall into arrears for six or more quarterly periods (whether or not consecutive). In that event and until such arrearage is paid in full, the holders of the Series A Convertible Perpetual Preferred Stock and the holders of the Series B Convertible Perpetual Preferred Stock, voting as a single class, will be entitled to elect two directors and the number of directors on the Company's Board will increase by that same number.

        At any time on or after October 5, 2017, the Company may at its option cause all outstanding shares of the Series A Convertible Perpetual Preferred Stock to be automatically converted into

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 7. Stockholders' Equity (Continued)

common stock at the conversion price, if, among other conditions, the closing sale price (as defined) of the Company's common stock equals or exceeds 130% of the conversion price for a specified period prior to the conversion.

        If a holder elects to convert shares of Series A Convertible Perpetual Preferred Stock upon the occurrence of certain specified fundamental changes, the Company will be obligated to deliver an additional number of shares above the applicable conversion rate to compensate the holder for lost option time value of the shares of Series A Convertible Perpetual Preferred Stock as a result of the fundamental change.

        Series B Convertible Perpetual Preferred Stock Offering—On March 26, 2013, the Company completed a private placement of 4,500,000 shares of Series B Convertible Perpetual Preferred Stock. The issue price of each share of the Series B Convertible Perpetual Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $216.6 million, after deducting placement agent's fees and offering costs of approximately $8.4 million.

        Each share of Series B Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.3370 shares of common stock per share of Series B Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of approximately $21.40 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 10,516,500 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series B Convertible Perpetual Preferred Stock is 6.500% on the liquidation preference of $50 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Company's Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of December 31, 2013, all dividends accumulated through that date had been paid.

        Except as required by law or the Company's Amended and Restated Certificate of Incorporation, holders of the Series B Convertible Perpetual Preferred Stock will have no voting rights unless dividends fall into arrears for six or more quarterly periods (whether or not consecutive). In that event and until such arrearage is paid in full, the holders of the Series B Convertible Perpetual Preferred Stock and the holders of the Series A Convertible Perpetual Preferred Stock, voting as a single class, will be entitled to elect two directors and the number of directors on the Company's Board will increase by that same number.

        At any time on or after April 6, 2018, the Company may at its option cause all outstanding shares of the Series B Convertible Perpetual Preferred Stock to be automatically converted into common stock at the conversion price, if, among other conditions, the closing sale price (as defined) of the Company's common stock equals or exceeds 130% of the conversion price for a specified period prior to the conversion.

        If a holder elects to convert shares of Series B Convertible Perpetual Preferred Stock upon the occurrence of certain specified fundamental changes, the Company will be obligated to deliver an additional number of shares above the applicable conversion rate to compensate the holder for lost option time value of the shares of Series B Convertible Perpetual Preferred Stock as a result of the fundamental change.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 7. Stockholders' Equity (Continued)

        Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net earnings (loss) per share for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$26,898	$(16,295)	$1,968
Less:
Preferred stock dividends	(18,525)	(2,112)	—
Net income allocable to participating securities(1)(4)	(364)	—	—

Net income (loss) attributable to common stockholders	$8,009	$(18,407)	$1,968

Weighted average number of unrestricted outstanding common shares used to calculate basic net earnings (loss) per share(2)	36,379	33,000	22,479
Dilutive shares(3)(4)(5)	—	—	—

Denominator for diluted earnings (loss) per common share	36,379	33,000	22,479

Net income (loss) per common share—basic and diluted	$0.22	$(0.56)	$0.09

(1)
For the year ended December 31, 2012, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

(2)
Weighted average shares used to compute earnings (loss) per share for the year ended December 31, 2011 includes those shares issued to SEP I by the Company in connection with and as partial consideration for the acquisition of the SEP I Assets, which shares have been retroactively reflected as outstanding.

(3)
The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(4)
The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(5)
The Company had no outstanding stock awards prior to its initial grants in January 2012.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation

        At the Annual Meeting of Stockholders of the Company held on May 23, 2012, the Company's stockholders approved the Sanchez Energy Corporation Amended and Restated 2011 Long Term Incentive Plan (the "LTIP"). The Company's Board had previously approved the amendment of the Sanchez Energy Corporation 2011 Long Term Incentive Plan on April 16, 2012, subject to stockholder approval.

        The Company's directors and consultants as well as employees of SOG, SEP 1, and their affiliates ("the Sanchez Group") who provide services to the Company are eligible to participate in the LTIP. Awards to participants may be made in the form of restricted shares, phantom shares, share options, share appreciation rights and other share-based awards. The maximum number of shares that may be delivered pursuant to the LTIP is limited to 15% of the Company's issued and outstanding shares of common stock. This maximum amount automatically increases to 15% of the issued and outstanding shares of common stock immediately after each issuance by the Company of its common stock, unless the Company's Board determines to increase the maximum number of shares of common stock by a lesser amount. Shares withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of shares, the shares subject to such award are then available for new awards under the LTIP. Shares delivered pursuant to awards under the LTIP may be newly issued shares, shares acquired by the Company in the open market, shares acquired by the Company from any other person, or any combination of the foregoing.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation (Continued)

        During the year ended December 31, 2012, the Company issued 25,800 shares of restricted common stock pursuant to the LTIP to three directors of the Company that vest one year from the date of grant. Pursuant to ASC 718, stock based competition for these awards was based on their grant date fair value of $17.57, $23.91, and $18.40 per share (the closing sales price of the Company's common stock on the grant date) and is being amortized over the one year vesting period.

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

        During the year ended December 31, 2013, the Company issued 28,600 shares of restricted common stock pursuant to the LTIP to three directors of the Company that vest one year from the date of grant. Pursuant to ASC 718, stock based compensation expense for these awards was based on their grant date fair value of $21.98 per share (the closing sales price of the Company's common stock on the grant date) and is being amortized over the one year vesting period.

        The Company also issued approximately 1.3 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company's officers), with whom the Company has a services agreement, all of which vest in equal annual amounts over a three-year period.

        The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the consolidated statements of operations.

	Year Ended December 31,
	2013	2012
Restricted stock awards, directors	$655	$288
Restricted stock awards, non-employees	17,096	2,946
Restricted stock awards, cancelled	—	22,308

Total stock-based compensation expense	$17,751	$25,542

        Based on the $24.51 per share closing price of the Company's common stock on December 31, 2013, there was approximately $28.2 million of unrecognized compensation cost related to non-vested

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Stock-Based Compensation (Continued)

restricted shares outstanding. The cost is expected to be recognized over a weighted average period of approximately 1.78 years.

        A summary of the status of the non-vested shares as of December 31, 2013 is presented below:

	Number of Non-Vested Shares	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Non-vested restricted common stock at December 31, 2012	762,400	$18.18	$13,860
Granted	1,365,300	20.57	28,083
Vested	(280,435)	22.21	(6,230)
Forfeited	(89,634)	19.82	(1,777)

Non-vested restricted common stock at December 31, 2013	1,757,631	$19.31	$33,936	1.78

        As of December 31, 2013, approximately 4.7 million shares remain available for future issuance to participants.

Note 9. Income Taxes

        The SEP I Assets contributed by SEP I were historically owned by a limited partnership that is not a taxable entity and is a disregarded entity for federal income tax purposes. SEP I's taxable income or loss was allocated to the limited and general partners of SEP I. With the transfer of the properties to the Company in 2011, the SEP I Assets' operations became subject to federal and state income taxes.

        The components of the federal income tax provision for the years ended December 31, 2013 and 2012 are (in thousands):

	Year Ended December 31,
	2013	2012	2011
Deferred expense (benefit) recognized at date of acquisition	$—	$—	$(8,727)
Deferred expense (benefit) as a result of current operations	10,813	2,105	(106)

Income tax expense (benefit)	10,813	2,105	(8,833)
Increase (decrease) in valuation allowance	(6,827)	(2,105)	8,833

Net income tax expense	$3,986	$—	$—

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 9. Income Taxes (Continued)

        The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company's effective tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense (benefit) at the federal statutory rate	$10,809	$(5,703)	$689
Income tax expense not provided on income prior to December 19, 2011 from oil and natural gas properties acquired	—	—	(795)
Basis difference on acquired oil and natural gas properties at date of transfer	—	—	(8,727)
Non-deductible general and administrative expenses	4	—	—
Rescission of restricted stock	—	7,808	—

Income tax expense (benefit)	10,813	2,105	(8,833)
Valuation allowance	(6,827)	(2,105)	8,833

Net income tax expense	$3,986	$—	$—

        The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Current:
Derivative obligations	$1,943	$316
Share-based compensation	5,163	1,132
Other	(224)	(117)

Total current deferred tax assets	6,882	1,331

Noncurrent:
Net operating loss carryforwards	167,978	45,253
Derivative obligations	1,283	—
Depreciable, depletable property, plant and equipment	(180,169)	(39,763)
Other	40	6

Total noncurrent deferred tax assets (liabilities)	(10,868)	5,496

Total deferred tax assets (liabilities)	(3,986)	6,827
Valuation allowance	—	(6,827)

Net deferred tax assets (liabilities)	$(3,986)	$—

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 9. Income Taxes (Continued)

        At December 31, 2013, the Company had net operating loss carryforwards of approximately $480 million which begin to expire in 2031.

        In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets will be realized and therefore reversed the valuation allowance against its net deferred tax asset in the third quarter of 2013. The net change in valuation allowances during the years ended December 31, 2013 and 2012 was a decrease of $6.8 million and a decrease of $2.1 million, respectively. The Company will continue to assess the need for a valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

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

        Prior to entering into the services agreement, SOG incurred general and administrative expenses that were allocated to the Company based on the ratio of capital expenditures between the entities to which SOG provided services and the SEP I Assets. Other factors, such as time spent on general management services and producing property activities, were also considered in the allocation of these costs. Beginning December 19, 2011, the costs were allocated to the Company according to the terms of the services agreement. Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staff on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company. Expenses allocated and direct charges to the Company for general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 (in thousands) are as follows:

	Year Ended December 31,
	2013	2012	2011
Administrative fees	$19,259	$7,245	$4,314
Third-party expenses	10,941	4,452	1,054

Total included in general and administrative expenses	$30,200	$11,697	$5,368

        As of December 31, 2013 and December 31, 2012, the Company had a net payable to SOG and other members of the Sanchez Group of $1.0 million and $13.5 million, respectively, which is reflected as "Accounts payable—related entities" in the consolidated balance sheets. This amount consists primarily of obligations for general and administrative costs due to SOG and revenue payable to affiliated entities.

TMS Asset Purchase

        In August 2013, the Company completed its acquisition of undeveloped acreage in the TMS from two third parties, and one related party of the Company, SR. The cash consideration paid to SR was approximately $14.4 million. We have further committed, as part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI and, if we desire to participate in additional drilling within the AMI, we would be required to carry SR in

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

an additional 3 gross (1.5 net) TMS wells. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we will forfeit the working interests acquired from SR. Because the transaction was with a related party, our audit committee, which is comprised entirely of independent directors, reviewed and approved it. As part of the approval process, our audit committee received a fairness opinion from an independent financial advisor selected by the committee.

Note 11. Derivative Instruments

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

        Under ASC Topic 815, "Derivatives and Hedging," all derivative instruments are recorded on the consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company will net derivative assets and liabilities for counterparties where it has a legal right of offset. Changes in the derivatives' fair values are recognized currently in earnings since the Company has elected not to designate its current derivative contracts as hedges.

        As of December 31, 2013, the Company had the following crude oil swaps, collars, and put spreads covering anticipated future production:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
January 1, 2014 - June 30, 2014	Swap	90,500	$97.19	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	273,750	$92.00	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	273,750	$91.35	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	273,750	$92.45	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	365,000	$95.45	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Swap	365,000	$93.25	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$89.65	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$90.05	n/a	NYMEX WTI
January 1, 2014 - December 31, 2014	Collar	365,000	$90.00	$99.10	NYMEX WTI
July 1, 2014 - December 31, 2014	Put Spread	184,000	$90.00	$75.00	NYMEX WTI

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 11. Derivative Instruments (Continued)

        As of December 31, 2013, the Company had the following natural gas swaps and collars covering anticipated future production:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
January 1, 2014 - December 31, 2014	Swap	730,000	$4.23	n/a	NYMEX NG
January 1, 2014 - December 31, 2014	Swap	730,000	$4.23	n/a	NYMEX NG
January 1, 2014 - December 31, 2014	Swap	730,000	$4.24	n/a	NYMEX NG
January 1, 2014 - December 31, 2014	Collar	730,000	$4.00	$4.50	NYMEX NG

        As of December 31, 2013, the Company had the following three-way crude oil collar contracts that combine a long and short put with a short call:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
January 1, 2014 - December 31, 2014	547,500	$65.00	$85.00	$102.25	NYMEX WTI
January 1, 2014 - December 31, 2014	365,000	$75.00	$95.00	$107.50	LLS
January 1, 2014 - December 31, 2014	365,000	$75.00	$90.00	$96.22	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$94.75	NYMEX WTI

        The Company deferred the payment of premiums associated with certain of its oil derivative instruments. At December 31, 2013 and 2012, the balances of deferred payments totaled approximately $5.6 million and $1.0 million, respectively. These premiums will be paid to the counterparty with each associated monthly settlement.

        The following table sets forth a reconciliation of the changes in fair value of the Company's commodity derivatives for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning fair value of commodity derviatives	$2,145	$1,461	$—
Net gain (loss) crude oil derivatives	(16,891)	(742)	(480)
Net loss natural gas derivatives	(47)	—	—
Net settlements on derivative contracts:
Crude oil	5,755	(2,749)	—
Natural gas	32	—	—
Net premiums incurred on derivative contracts:
Crude oil	5,609	4,175	1,941

Ending fair value of commodity derivatives	$(3,397)	$2,145	$1,461

Balance Sheet Presentation

        The Company's derivatives are presented on a net basis as "Fair value of derivative instruments" on the consolidated balance sheets. The following information summarizes the gross fair values of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 11. Derivative Instruments (Continued)

derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company's consolidated balance sheets (in thousands):

	December 31, 2013
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:
Current asset	$4,049	$(4,049)	$—
Long-term asset	3,310	(2,006)	1,304

Total asset	$7,359	$(6,055)	$1,304

Offsetting Derivative Liabilities:
Current liability	$(8,672)	$4,049	$(4,623)
Long-term liability	(2,084)	2,006	(78)

Total liability	$(10,756)	$6,055	$(4,701)

	December 31, 2012
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:
Current asset	$37,012	$(34,867)	$2,145
Long-term asset	—	—	—

Total asset	$37,012	$(34,867)	$2,145

Offsetting Derivative Liabilities:
Current liability	$(34,867)	$34,867	$—
Long-term liability	—	—	—

Total liability	$(34,867)	$34,867	$—

        The following summarizes the balance sheet presentation of the Company's commodity derivatives as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Current asset	$—	$2,145
Long-term asset	1,304	—
Current liability	(4,623)	—
Long-term liability	(78)	—

Total fair value at period end	$(3,397)	$2,145

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments (Continued)

Fair Value on a Recurring Basis

        The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$105,205	$—	$—	$105,205
Oil derivative instruments:
Swaps	—	(2,841)	—	(2,841)
Three-way collars	—	—	(398)	(398)
Collars	—	—	3	3
Puts	—	—	(146)	(146)
Gas derivative instruments:
Swaps	—	(37)		(37)
Collars	—	—	22	22

Total	$105,205	$(2,878)	$(519)	$101,808

	As of December 31, 2012
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Commercial paper	$—	$45,000	$—	$45,000
Money market funds	82	—	—	82
Available-for-sale investments:
Commercial paper	—	7,500	—	7,500
Corporate notes and bonds	—	4,091	—	4,091
Oil derivative instruments:
Swaps		(870)		(870)
Puts	—	—	3,015	3,015

Total	$82	$55,721	$3,015	$58,818

        Financing arrangements:    The Company uses a market approach to determine fair value of its Senior Notes using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of the Company's Senior Notes was $612 million at December 31, 2013, and was calculated using quoted market prices based on trades of such debt as of that date.

        Financial Instruments:    The Level 1 instruments presented in the tables above include money market funds included in cash and cash equivalents on the Company's consolidated balance sheet at

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments (Continued)

December 31, 2013 and 2012. The Company's money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

        The Level 2 instruments presented in the tables above consist of commercial paper, derivatives, and corporate notes and bonds included in cash and cash equivalents and investments on the Company's consolidated balance sheet at December 31, 2013 and 2012. The Company identified the commercial paper and corporate notes and bonds as Level 2 instruments due to the fact that although the assets do not have regular market pricing, their fair value can be readily determined based on other data values or market prices. These asset values can be closely approximated using simple models and extrapolation methods using known, observable prices as parameters.

        The Company's derivative instruments, which consist of swaps, collars and puts, are classified as either Level 2 or Level 3 in the table above. The fair values of the Company's derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. These values are then compared to the values given by the Company's counterparties for reasonableness. Since swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company's puts, collars and three-way collars include some level of unobservable input, such as volatility curves, and are therefore classified as Level 3. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company's derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company's derivative instruments.

        The fair values of the Company's derivative instruments classified as Level 3 at December 31, 2013 and 2012 were ($0.5) million and $3.0 million, respectively. The significant unobservable inputs for Level 3 contracts include unpublished forward prices of commodities, market volatility and credit risk of counterparties. Changes in these inputs will impact the fair value measurement of the Company's derivative contracts.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 12. Fair Value of Financial Instruments (Continued)

        The following table sets forth a reconciliation of changes in the fair value of the Company's derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3) Year Ended December 31,
	2013	2012	2011
Beginning balance	$3,015	$1,461	$—
Total gains (losses) included in earnings	(8,947)	128	(480)
Net settlements on derivative contracts	(196)	(2,749)	—
Net premiums incurred on derivative contracts	5,609	4,175	1,941

Ending balance	$(519)	$3,015	$1,461

Gains (losses) included in earnings related to derivatives still held as of December 31, 2013, 2012, and 2011	$(6,304)	$187	$(480)

Fair Value on a Non-Recurring Basis

        The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. Fair-value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocations for the Cotulla and Wycross acquisitions are presented in Note 3. Liabilities assumed include asset retirement obligations existing at the date of acquisition. The asset retirement obligation estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company's asset retirement obligations is presented in Note 13.

Note 13. Asset Retirement Obligations

        The changes in the asset retirement obligation for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Abandonment liability as of January 1,	$546	$83
Liabilities incurred during period	1,122	446
Acquisitions	1,296	—
Revisions	968	—
Accretion expense	198	17

Abandonment liability as of December 31,	$4,130	$546

        During the first quarter of 2013, the Company reviewed its asset retirement obligation estimates. A quote was obtained from a third party that indicated anticipated costs for future abandonments had increased from previous estimates. As a result, the Company increased its estimates of future asset

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 13. Asset Retirement Obligations (Continued)

retirement obligations by $1.0 million to reflect anticipated increased costs for plugging and abandonment.

Note 14. Accrued Liabilities

        The following information summarizes accrued liabilities as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Capital expenditures	$86,883	$43,560
General and administrative costs	550	268
Production taxes	2,903	471
Ad valorem taxes	981	114
Lease operating expenses	8,977	415
Interest payable	2,161	—

Total accrued liabilities	$102,455	$44,828

Note 15. Commitments and Contingencies

        From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. It is the opinion of management that the outcome of any such lawsuits will not materially affect the financial position and operations of the Company.

        On December 4, 13, and 16, 2013, three derivative actions were filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers and directors, Sanchez Resources, LLC, Altpoint Capital Partners LLC, and Altpoint Sanchez Holdings, LLC (the "Consolidated Derivative Actions," Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees' Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165).

        On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company's purchase of working interests in the Tuscaloosa Marine Shale from Sanchez Resources, LLC. Plaintiffs allege breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against Sanchez Resources, LLC, Eduardo Sanchez, Altpoint Capital Partners LLC, and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. The Consolidated Derivative Actions are in their preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas). The complaint alleges a breach of fiduciary duty, corporate waste,

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 15. Commitments and Contingencies (Continued)

and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. This action is in its preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        On February 12, 2014, a derivative action was filed in the United States District Court for the Southern District of Texas, Houston Division, against the Company and certain of its officers and directors, styled Bartlinski v. Sanchez, No. 4:14-cv-00341 (S.D. Tex.). The complaint alleges a violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9. No action has been taken to date and damages are unspecified. This action is in its preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        Defendants believe that the allegations contained in the matters described above are without merit and intend to vigorously defend themselves against the claims raised.

        In connection with the TMS transactions, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. If we desire, at our sole discretion, to continue drilling within the AMI after fulfilling the minimum well commitment, we would be required to carry SR in an additional 3 gross (1.5 net) TMS wells.

Note 16. Subsidiary Guarantors

        The Company has filed a registration statement on Form S-3 with the SEC, which became effective January 14, 2013 and registered, among other securities, debt securities. The subsidiaries of the Company (the "Subsidiaries") are co-registrants with the Company, and the registration statement registers guarantees of debt securities by the Subsidiaries. As of December 31, 2013, the Subsidiaries are 100 percent owned by the Company and any guarantees by the Subsidiaries will be full and unconditional (except for customary release provisions). The Company has no assets or operations independent of the Subsidiaries and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Company. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

Note 17. Subsequent Events

        In February 2014, the Company entered into exchange agreements with certain holders of the Company's Series A Preferred Stock and Series B Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of (i) 947,490 shares of Series A Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,425,574 shares of the Company's common stock, and (ii) 756,850 shares of Series B Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,021,066 shares of common stock.

        On February 28, 2014, the Company entered into the Fifth Amendment to the First Lien Credit Agreement, the primary effect of which was the establishment of a $400 million approved borrowing base and the establishment of an elected commitment amount of $325 million.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 17. Subsequent Events (Continued)

        Subsequent to December 31, 2013, we entered into the following crude oil and natural gas swap contracts:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
January 1, 2015 - December 31, 2015	Swap	365,000	$88.35	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.48	n/a	NYMEX WTI

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
July 1, 2014 - December 31, 2014	Swap	368,000	$4.61	n/a	NYMEX NG

Sanchez Energy Corporation
Supplementary Quarterly Financial Results (Unaudited)

        The following table presents the Company's unaudited quarterly financial information for 2013 and 2012 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Oil and natural gas revenue	$31,036	$59,085	$94,200	$130,099
Operating costs and expenses	(26,418)	(47,429)	(70,124)	(91,828)

Operating income	4,618	11,656	24,076	38,271
Interest and other income	21	51	32	31
Interest expense	(1,084)	(7,069)	(9,460)	(13,321)
Net gains (losses) on commodity derivatives	(3,629)	4,252	(14,436)	(3,125)

Other income (expense), net	(4,692)	(2,766)	(23,864)	(16,415)
Income tax benefit (expense)	—	—	3,668	(7,654)

Net income (loss)	(74)	8,890	3,880	14,202
Less:
Preferred stock dividends	(2,072)	(5,484)	(5,485)	(5,484)
Net income allocable to participating securities(1)(2)	—	(159)	—	(338)

Net income (loss) attributable to common stockholders	$(2,146)	$3,247	$(1,605)	$8,380

Basic and diluted income (loss) per share(3)	$(0.06)	$0.10	$(0.05)	$0.19

Weighted average common shares outstanding—basic and diluted	33,099	33,485	34,737	44,560

2012:
Oil and natural gas revenue	$7,648	$6,321	$12,493	$16,696
Operating costs and expenses	(9,667)	(26,012)	(8,647)	(14,360)

Operating income (loss)	(2,019)	(19,691)	3,846	2,336
Interest and other income	8	11	12	43
Interest expense	—	—	—	(99)
Net gains (losses) on commodity derivatives	(1,033)	4,033	(2,191)	(1,551)

Other income (expense), net	(1,025)	4,044	(2,179)	(1,607)

Net income (loss)	(3,044)	(15,647)	1,667	729
Less:
Preferred stock dividends	—	—	(264)	(1,848)
Net income allocable to participating securities(1)(2)	—	—	(21)	—

Net income (loss) attributable to common stockholders	$(3,044)	$(15,647)	$1,382	$(1,119)

Basic and diluted income (loss) per share(3)	$(0.09)	$(0.47)	$0.04	$(0.03)

Weighted average common shares outstanding—basic and diluted	33,000	33,000	33,000	33,000

(1)
No losses are allocated to participating restricted stock. Such securities do not have a contractual obligation to share in the Company's losses.

(2)
The sum of quarterly net income allocable to participating securities will not agree with total year net income allocable to participating securities as each quarterly computation is based on the allocation of net income for the quarter to the participating securities.

(3)
The sum of quarterly net income per share may not agree with total year net income per share as each quarterly computation is based on the allocation of net income for the quarter to the participating securities and the weighted average shares outstanding.

Sanchez Energy Corporation
Supplemental Information on Oil and Natural Gas Exploration, Development and Production Activities
(Unaudited)

        The Company's oil and natural gas properties are located within the United States of America, which constitutes one cost center.

        Capitalized Costs—Capitalized costs and accumulated depreciation, depletion and impairment relating to the Company's oil and natural gas producing activities are summarized below as of the dates indicated (in thousands):

	As of December 31,
	2013	2012	2011
Oil and Natural Gas Properties:
Unproved	$244,570	$138,937	$126,201
Proved	1,297,961	232,523	31,836

Total Oil and Natural Gas Properties	1,542,531	371,460	158,037
Less Accumulated depreciation, depletion, amortization and impairment	(157,043)	(22,605)	(6,703)

Net oil and natural gas properties capitalized	$1,385,488	$348,855	$151,334

        Costs Incurred—Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Exploration costs	$22,453	$59,842	$1,670
Development costs	492,232	144,208	20,234
Acquisition costs:
Proved properties	411,816	—	—
Unproved properties	244,570	9,371	111,224

Total Costs Incurred	$1,171,071	$213,421	$133,128

Seismic costs included in exploration costs	$4,160	$2,676	$—

        Results of Operations—Results of operations for the Company's oil, NGL and natural gas producing activities are summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Oil, NGL, and natural gas revenue	$314,420	$43,158	$14,516
Less operating expenses:
Oil, NGL, and natural gas production expenses	(35,669)	(3,401)	(1,628)
Production and ad valorem taxes	(17,334)	(2,124)	(830)
Depreciation, depletion, amortization and accretion	(134,845)	(15,922)	(4,252)

Results of operations from oil and gas producing activities	$126,572	$21,711	$7,806

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

        Proved undeveloped reserves ("PUDs") are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of producing economic quantities at a greater distance. Only those undrilled locations that are scheduled to be drilled within five years pursuant to a development plan can be allocated to undeveloped reserves, unless the specific circumstances justify a longer time. As of December 31, 2013, the Company did not have any PUDs previously disclosed that have remained undeveloped for five years or more and no PUD locations included in the Company's proved oil reserves are scheduled to be drilled after five years.

        Estimates of proved developed and undeveloped reserves for the periods presented are based on estimates made by the independent engineers, Ryder Scott.

        Proved reserves for all periods presented were estimated in accordance with the guidelines established by the SEC and FASB. The rules require SEC reporting companies to prepare their reserve estimates based on the average prices during the 12-month period prior to the ending date of the period covered in the report, determined as the unweighted arithmetic average of the prices in effect on the first-day-of-the month for each month within such period, unless prices were defined by contractual arrangements. The product prices used to determine the future gross revenues for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from the market. The pricing used for the estimates of the Company's reserves of oil and condensate as of December 31, 2013, 2012 and 2011 was based on unweighted twelve month average West Texas Intermediate posted prices of $96.78, $94.71 and $96.19, respectively. The pricing used for the estimates of the Company's reserves of natural gas as of December 31, 2013, 2012 and 2011 were based on an unweighted twelve month average Henry Hub spot natural gas prices average of $3.67, $2.76 and $4.12, respectively. The pricing used for the estimates of the Company's reserves of natural gas liquids as of December 31, 2013 and 2012 were based on an unweighted twelve month average Mt. Belvieu prices average of $41.23 and $43.24, respectively. The Company did not include NGLs in its reserve report prior to 2012.

Net proved quantities summary

        The following table sets forth the net proved, proved developed and proved undeveloped reserves activity for the years ended December 31, 2013, 2012 and 2011:

	Oil (mbo)	Natural Gas Liquids (mbbl)	Natural Gas (mmcf)	mboe(1)
Balance as of December 31, 2010	2,631	—	2,653	3,073
Revisions of previous estimates	(90)	1	453	(14)
Extensions and discoveries(2)	3,215	—	3,476	3,795
Production	(146)	(1)	(164)	(174)

Balance as of December 31, 2011	5,610	—	6,418	6,680
Revisions of previous estimates	1,022	1	(245)	981
Extensions and discoveries(2)	12,052	310	9,916	14,015
Production	(418)	(1)	(301)	(469)

Balance as of December 31, 2012	18,266	310	15,788	21,207
Revisions of previous estimates	(1,608)	2,286	(5,923)	(309)
Extensions and discoveries	13,719	1,830	8,894	17,030
Purchases of reserves in place	17,952	2,644	24,445	24,671
Production	(2,909)	(455)	(3,048)	(3,872)

Balance as of December 31, 2013	45,420	6,615	40,156	58,727

Proved developed reserves:
As of December 31, 2011	689	—	1,674	968

As of December 31, 2012	3,211	99	2,433	3,716

As of December 31, 2013	17,973	3,309	20,582	24,712

Proved undeveloped reserves:
As of December 31, 2011	4,921	—	4,744	5,712

As of December 31, 2012	15,055	211	13,355	17,491

As of December 31, 2013	27,447	3,306	19,574	34,015

(1)
Oil equivalents are determined under the relative energy content method by using the ratio of 6.0 mcf of gas to 1.0 bo of oil.

(2)
In early 2010, three successful wells were drilled in a large contiguous acreage block known as the Palmetto area which resulted in the initial booking of substantial proved undeveloped reserves at December 31, 2010. In 2011 and 2012, additional successful wells were drilled on the same acreage which resulted in the recording of additional undeveloped reserves at December 31, 2011 and 2012, respectivley.

        Standardized Measure—The standardized measure of discounted future net cash flows relating to the Company's ownership interest in proved oil, NGL and natural gas reserves as of December 31, 2013, 2012 and 2011 is shown below (in thousands):

	As of December 31,
Standardized Measure	2013	2012	2011
Future cash inflows	$4,873,808	$1,917,692	$545,566
Future production costs	(1,293,653)	(431,347)	(124,895)
Future development costs	(900,820)	(604,543)	(152,000)
Future income taxes	(547,634)	(181,117)	(33,955)
Discount to present value at 10% annual rate	(922,146)	(414,385)	(101,558)

Standardized measure of discounted future net cash flows	$1,209,555	$286,300	$133,158

        The future cash flows are based on average first-day-of-month prices during the prior 12-month period and cost rates in existence at the time of the projections.

        Changes in standardized measure of discounted future net cash flows—Changes in standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for each of the three years in the period ended December 31, 2013 are summarized below (in thousands):

	Year Ended December 31,
Summary of Changes	2013	2012	2011
Balance, beginning of period	$286,300	$133,158	$50,711
Net changes in prices and costs	(53,586)	30,869	9,988
Revisions of previous quantity estimates	(8,073)	39,589	(447)
Extensions, discoveries and improved recovery, less related costs	347,503	192,075	99,465
Sales of oil and gas—net of production costs	(261,417)	(37,633)	(12,058)
Net change in income taxes	(167,250)	(66,109)	(22,410)
Changes in development costs	455,182	8,946	(5,231)
Accretion of discount	28,630	13,316	5,071
Purchases of reserves in place	552,887	—	—
Change in production rates, timing, and other	29,379	(27,911)	8,069

Net change	923,255	153,142	82,447

Balance, end of period	$1,209,555	$286,300	$133,158