Form 10-Q
period 2014-03-31
Sanchez Energy Corp
filed 2014-05-12
CIK 1528837

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

        Number of shares of registrant's common stock, par value $0.01 per share, outstanding as of May 9, 2014: 52,083,303.

        We are an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the "JOBS Act". We will remain an "emerging growth company" for up to five years from the date of the completion of our initial public offering (the "IPO") on December 19, 2011, or until the earlier of (1) the last day of the fiscal year in which our total annual gross revenues exceed $1 billion, (2) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our common equity that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

        In addition, Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements are based on certain assumptions we made based on management's experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Quarterly Report on Form 10-Q, words such as "will," "potential," "believe," "estimate," "intend," "expect," "may," "should," "anticipate," "could," "plan," "predict," "project," "profile," "model," "strategy," "future" or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows are forward-looking statements. Forward-looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward looking statements include, among others:

  •
  our ability to successfully execute our business and financial strategies;

  •
  our ability to replace the reserves we produce through drilling and property acquisitions;

  •
  the realized benefits of the acreage acquired in our various acquisitions and other assets and liabilities assumed in connection therewith;

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

  •
  the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids ("NGLs"), natural gas and related commodities;

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

  •
  the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and

  •
  the other factors described under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part II, Item 1A. Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (the "SEC").

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

 Sanchez Energy Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$110,847	$153,531
Oil and natural gas receivables	49,632	51,960
Joint interest billing receivables	9,854	5,803
Accounts receivable—related entities	69	—
Fair value of derivative instruments	52	—
Deferred tax asset	8,255	6,882
Other current assets	3,758	1,386

Total current assets	182,467	219,562

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	259,472	244,570
Proved oil and natural gas properties	1,435,036	1,297,961

Total oil and natural gas properties	1,694,508	1,542,531
Less: Accumulated depreciation, depletion, amortization and impairment	(218,030)	(157,043)

Total oil and natural gas properties, net	1,476,478	1,385,488

Other assets:
Debt issuance costs, net	18,797	19,806
Fair value of derivative instruments	340	1,304
Other assets	2,699	2,993

Total assets	$1,680,781	$1,629,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,089	$46,900
Accounts payable—related entities	—	961
Other payables	5,905	2,963
Accrued liabilities	149,841	102,455
Deferred premium liability	1,923	717
Fair value of derivative instruments	9,697	4,623

Total current liabilities	195,455	158,619
Long term debt, net of discount	593,484	593,258
Asset retirement obligations	7,125	4,130
Deferred tax liability	14,106	10,868
Deferred premium liability	3,685	4,891
Fair value of derivative instruments	529	78

Total liabilities	814,384	771,844

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 3,000,000 shares issued and 2,052,510 shares outstanding as of March 31, 2014 and 3,000,000 shares issued and outstanding as of December 31, 2013 of 4.875% Convertible Perpetual Preferred Stock, Series A, respectively; 4,500,000 shares issued and 3,743,150 shares outstanding as of March 31, 2014 and 4,500,000 shares issued and outstanding as of December 31, 2013 of 6.500% Convertible Perpetual Preferred Stock, Series B, respectively)	58	75
Common stock ($0.01 par value, 150,000,000 shares authorized; 52,034,603 and 46,368,713 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	520	464
Additional paid-in capital	890,905	867,108
Accumulated deficit	(25,086)	(10,338)

Total stockholders' equity	866,397	857,309

Total liabilities and stockholders' equity	$1,680,781	$1,629,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Oil sales	$119,675	$29,327
Natural gas liquids sales	8,493	928
Natural gas sales	6,394	780

Total revenues	134,562	31,035

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	15,912	3,258
Production and ad valorem taxes	10,403	2,050
Depreciation, depletion, amortization and accretion	61,251	13,373
General and administrative (inclusive of stock-based compensation expense of $9,935 and $3,134, respectively, for the three months ended March 31, 2014 and 2013)	19,309	7,737

Total operating costs and expenses	106,875	26,418

Operating income	27,687	4,617
Other income (expense):
Interest and other income	12	21
Interest expense	(13,272)	(1,084)
Net losses on commodity derivatives	(9,117)	(3,628)

Total other expense, net	(22,377)	(4,691)

Income (loss) before income taxes	5,310	(74)
Income tax expense	1,865	—

Net income (loss)	3,445	(74)
Less:
Preferred stock dividends	(18,193)	(2,072)

Net loss attributable to common stockholders	$(14,748)	$(2,146)

Net loss per common share—basic and diluted	$(0.31)	$(0.06)

Weighted average number of shares used to calculate net loss attributable to common stockholders—basic and diluted	47,025	33,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2014 (Unaudited)

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock
							Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	3,000	$30	4,500	$45	46,369	$464	$867,108	$(10,338)	$857,309
Preferred stock dividends	—	—	—	—	—	—	—	(4,292)	(4,292)
Restricted stock awards, net of forfeitures	—	—	—	—	1,219	12	(12)	—	—
Exchange of preferred stock for common stock	(947)	(9)	(757)	(8)	4,447	44	13,874	(13,901)	—
Stock-based compensation	—	—	—	—	—	—	9,935	—	9,935
Net income	—	—	—	—	—	—	—	3,445	3,445

BALANCE, March 31, 2014	2,053	$21	3,743	$37	52,035	$520	$890,905	$(25,086)	$866,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,445	$(74)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	61,251	13,373
Stock-based compensation	9,935	3,134
Net losses on commodity derivative contracts	9,117	3,628
Net cash settlement received (paid) on commodity derivative contracts	(1,806)	213
Premiums paid on derivative contracts	—	(190)
Amortization of deferred financing costs	1,132	242
Accretion of debt discount	226	—
Deferred taxes	1,865	—
Changes in operating assets and liabilities:
Accounts receivable	(1,723)	(636)
Other current assets	(2,390)	(87)
Accounts payable	(37,221)	—
Accounts payable—related entities	(1,030)	16,906
Other payables	2,428	—
Accrued liabilities	19,354	3,337

Net cash provided by operating activities	64,583	39,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(102,935)	(80,872)
Payments for other property and equipment	(791)	(649)
Acquisitions of oil and natural gas properties	874	(13,500)
Sale of investments	—	11,591

Net cash used in investing activities	(102,852)	(83,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	50,000
Issuance of preferred stock	—	225,000
Payments for offering costs	—	(8,425)
Financing costs	(123)	(876)
Preferred dividends paid	(4,292)	(1,828)
Purchase of common stock	—	(1,004)

Net cash provided by (used in) financing activities	(4,415)	262,867

Increase (decrease) in cash and cash equivalents	(42,684)	219,283
Cash and cash equivalents, beginning of period	153,531	50,347

Cash and cash equivalents, end of period	$110,847	$269,630

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$2,871	$1,064
Change in accrued capital expenditures	27,863	360
Capital expenditures in accounts payable	18,409	—
Common stock issued in exchange for preferred stock	99,118	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$289	$—

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

        The accompanying condensed consolidated financial statements are unaudited and were prepared from the Company's records. The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company derived the condensed consolidated balance sheet as of December 31, 2013 from the audited financial statements filed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Annual Report"). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the 2013 Annual Report, which contains a summary of the Company's significant accounting policies and other disclosures. In the opinion of management, these financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results to be expected for the entire year.

        As of March 31, 2014, the Company's significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company's consolidated financial statements contained in its 2013 Annual Report.

Principles of Consolidation

        The Company's condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

        The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, fair value accounting for acquisitions, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues and expenses

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Note 3. Acquisitions

        Our acquisitions are accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 805, "Business Combinations." A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

Cotulla Acquisition

        On May 31, 2013, we completed our acquisition of the Cotulla properties (the "Cotulla acquisition") for an aggregate adjusted purchase price of $281.2 million. The effective date of the transaction was March 1, 2013.

        The purchase price was funded with borrowings under the Company's First Lien Credit Agreement, cash on hand, and proceeds from the Company's private placement of the Series B Convertible Perpetual Preferred Stock. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$265,746
Unproved properties	16,745

Fair value of assets acquired	282,491
Asset retirement obligations	(1,138)
Other liabilities assumed	(190)

Fair value of net assets acquired	$281,163

Wycross Acquisition

        On October 4, 2013, we completed our acquisition of the Wycross properties (the "Wycross acquisition") for an aggregate adjusted purchase price of $229.6 million. The effective date of the transaction was July 1, 2013. The purchase price was funded with proceeds from the issuance of the Additional Notes (defined in Note 6 "Long-Term Debt"), the issuance of 11,040,000 shares of common

Note 3. Acquisitions (Continued)

stock, and cash on hand. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$215,265
Unproved properties	13,095
Other assets acquired	1,523

Fair value of assets acquired	229,883
Asset retirement obligations	(158)
Other liabilities assumed	(113)

Fair value of net assets acquired	$229,612

Pro Forma Operating Results

        The following pro forma combined results for the three months ended March 31, 2013 reflects the consolidated results of operations of the Company as if the Wycross and Cotulla acquisitions and related financings had occurred on January 1, 2012. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and stock dividends for the issuance of preferred stock.

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

  •
  Issuance of common stock to finance a portion of the Wycross acquisition and the related effect on net income (loss) per common share (in thousands, except per share amounts):

Three Months Ended March 31, 2013
Revenues	$72,662

Net loss attributable to common stockholders	$(2,025)

Net loss per common share, basic and diluted	$(0.06)

        The pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Wycross and Cotulla acquisitions and related financings been completed as of the date set forth in this pro forma combined financial information and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ

Note 3. Acquisitions (Continued)

significantly from that reflected in the pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the pro forma combined financial information and actual results.

Post-Acquisition Operating Results

        The amounts of revenue and revenues in excess of direct operating expenses included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2014, for the Cotulla and Wycross acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Three Months Ended March 31, 2014
Revenues	$54,471

Excess of revenues over direct operating expenses	$41,369

Note 4. Cash and Cash Equivalents

        As of March 31, 2014 and December 31, 2013, cash and cash equivalents consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash at banks	$50,629	$48,326
Money market funds	60,218	105,205

Total cash and cash equivalents	$110,847	$153,531

Note 5. Oil and Natural Gas Properties

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

        Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for "basis" or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately

Note 5. Oil and Natural Gas Properties (Continued)

disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the three month periods ended March 31, 2014 or 2013.

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

Note 6. Long-Term Debt

        Long-term debt at March 31, 2014 consisted of $600 million principal amount of Senior Notes (defined below), including the Additional Notes (defined below) which were issued at a discount to face value of $7.0 million, maturing on June 15, 2021. As of March 31, 2014, the Company's long-term debt consisted of the following:

	Interest Rate	Maturity date	Amount Outstanding (in thousands)
First lien credit agreement	Variable	May 31, 2018	$—
Senior notes	7.75%	June 15, 2021	600,000

			600,000
Unamortized discount on Senior Notes			(6,516)

Total long-term debt			$593,484

Credit Facility

        Previous Credit Agreements:    On November 16, 2012, we and our subsidiaries, SEP Holdings III and Marquis LLC (collectively referred to with us as the "Original Borrowers"), entered into the Previous First Lien Credit Agreement ("Previous First Lien Credit Agreement"), dated as of November 15, 2012, among the Original Borrowers, as borrowers, Capital One, National Association, as administrative agent, sole lead arranger and sole book runner, and each of the other lenders party thereto. The Previous First Lien Credit Agreement provided for a $250 million revolving credit facility which was to mature November 16, 2015 and was secured by a senior lien on substantially all of the assets of the Original Borrowers. The borrowing base under the Previous First Lien Credit Agreement, initially set at $27.5 million, was increased to $95 million on February 21, 2013.

        Also on November 16, 2012, we entered into the Second Lien Term Credit Agreement (the "Second Lien Term Credit Agreement"), dated as of November 15, 2012, among the Original Borrowers, as borrowers, Macquarie Bank Limited, as administrative agent, sole lead arranger and sole book runner, and the other lenders party thereto. The Second Lien Term Credit Agreement provided for a $250 million term loan facility which was to mature May 16, 2016 and was secured by a lien on substantially all of the assets of the Original Borrowers that was junior to the liens on such assets under the Previous First Lien Credit Agreement. The Second Lien Term Credit Agreement provided for an initial commitment of $50 million, subject to customary conditions, with the remaining commitments subject to the approval of the lenders and other customary conditions. We borrowed $50 million under the Second Lien Term Credit Agreement in January 2013.

Note 6. Long-Term Debt (Continued)

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

        Current Credit Agreement:    On May 31, 2013, the Original Borrowers and a new subsidiary of the Company, SN Cotulla Assets,  LLC ("SN Cotulla") (collectively, the "Borrowers") entered into the First Lien Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent and RBC Capital Markets as sole lead arranger and sole book runner and each of the other lenders party thereto ("First Lien Credit Agreement").

        The First Lien Credit Agreement amended and restated the Previous First Lien Credit Agreement in its entirety to renew, extend and rearrange the debt outstanding under the Previous First Lien Credit Agreement (but not to repay or pay off such debt) and to, among other things, (i) replace Capital One with Royal Bank of Canada as administrative agent and issuing bank, (ii) increase the maximum credit amount to $500 million, and (iii) increase the borrowing base to $175 million. The Borrowers' obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all of their assets and the assets of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries," including a first priority lien on all ownership interests in existing and future subsidiaries. Availability under the First Lien Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which was initially set at $175 million and was subject to periodic redetermination. The borrowing base can be redetermined up or down by the lenders based on, among other things, their evaluation of the Company's oil and natural gas reserves. All borrowings under the First Lien Credit Agreement bear interest, at the option of the Borrowers, either at an alternate base rate or a eurodollar rate. The alternate base rate of interest is equal to the sum of (a) the greatest of (i) the administrative agent's U.S. "prime rate", (ii) the federal funds effective rate plus 1/2 of 1% and (iii) the one-month LIBO Rate multiplied by the statutory reserve rate, plus 1% and (b) the applicable margin. The eurodollar rate of interest is equal to the sum of (x) the LIBO Rate for the applicable interest period multiplied by the statutory reserve rate and (y) the applicable margin. The applicable margin varies from 0.50% to 1.50% for alternate base rate borrowings and from 1.50% to 2.50% for eurodollar borrowings, depending on the utilization of the borrowing base. Furthermore, as of March 31, 2014 the Borrowers were required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the borrowing base. Additionally, the First Lien Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $20 million and the total availability thereunder. As of March 31, 2014, there were no letters of credit outstanding.

        The First Lien Credit Agreement contains various affirmative and negative covenants and events of default that limit the Borrowers' ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates and hedge transactions and make certain acquisitions. Furthermore, the First Lien Credit Agreement contains financial covenants that require the Borrowers to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 and

Note 6. Long-Term Debt (Continued)

(ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0. Upon an event of default, the administrative agent may elect to accelerate the amounts due under the First Lien Credit Agreement. The obligations under the First Lien Credit Agreement are guaranteed by all of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries." As of March 31, 2014, the Company was in compliance with the covenants of the First Lien Credit Agreement.

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

7.75% Senior Notes Due 2021

        On June 13, 2013, the Company completed a private offering to eligible purchasers of $400 million in aggregate principal amount of the Company's 7.75% senior notes that will mature on June 15, 2021 (the "Original Notes"). Interest is payable on each June 15 and December 15. The Company received net proceeds from this offering of approximately $388 million, after deducting initial purchasers' discounts and estimated offering expenses, which the Company used to repay all of the approximately $96 million in borrowings outstanding under its First Lien Credit Agreement and to retire the Second Lien Term Credit Agreement by repaying in full the $50 million in borrowings outstanding. The Original Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company's existing and future subsidiaries. The borrowing base under the Company's First Lien Credit Agreement was reduced to $87.5 million upon issuance of the Original Notes, and was later increased to $400 million, with an elected commitment amount of $325 million, all of which is available for future revolver borrowings as of March 31, 2014.

        On September 18, 2013, the Company issued an additional $200 million in aggregate principal amount of its 7.750% senior notes due 2021 (the "Additional Notes" and, together with the Original Notes, the "Senior Notes") in a private offering to eligible purchasers at a price to the purchasers of 96.5% of the Additional Notes. The Company received net proceeds from this offering of approximately $188.8 million, after deducting the initial purchasers' discounts and estimated offering expenses of approximately $4.2 million. The Additional Notes were issued under the same indenture as the Original Notes, and are therefore treated as a single class of debt securities under the indenture. The Company used the net proceeds from the offering to partially fund the Wycross acquisition

Note 6. Long-Term Debt (Continued)

completed in October 2013 and a portion of the 2013 capital budget, and intends to use the remaining proceeds to fund a portion of the 2014 capital budget and for general corporate purposes.

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

        The indenture governing the Senior Notes, among other things, restricts the Company's ability and the ability of the Company's restricted subsidiaries to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens on their assets; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates.

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

        Under ASC Topic 815, "Derivatives and Hedging," all derivative instruments are recorded on the condensed consolidated balance sheets at fair value as either short-term or long-term assets or liabilities based on their anticipated settlement date. The Company will net derivative assets and liabilities for counterparties where it has a legal right of offset. Changes in the derivatives' fair values

Note 7. Derivative Instruments (Continued)

are recognized currently in earnings since the Company has elected not to designate its current derivative contracts as hedges.

        As of March 31, 2014, the Company had the following crude oil swaps, collars, and put spreads covering anticipated future production:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
April 1, 2014 - June 30, 2014	Swap	45,500	$97.19	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	206,250	$92.00	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	206,250	$91.35	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	206,250	$92.45	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	275,000	$95.45	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	275,000	$93.25	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$89.65	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$90.05	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.48	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.35	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Collar	275,000	$90.00	$99.10	NYMEX WTI
July 1, 2014 - December 31, 2014	Put Spread	184,000	$90.00	$75.00	NYMEX WTI

        As of March 31, 2014, the Company had the following natural gas swaps and collars covering anticipated future production:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
April 1, 2014 - December 31, 2014	Swap	550,000	$4.23	n/a	NYMEX NG
April 1, 2014 - December 31, 2014	Swap	550,000	$4.23	n/a	NYMEX NG
April 1, 2014 - December 31, 2014	Swap	550,000	$4.24	n/a	NYMEX NG
July 1, 2014 - December 31, 2014	Swap	368,000	$4.61	n/a	NYMEX NG
April 1, 2014 - December 31, 2014	Collar	550,000	$4.00	$4.50	NYMEX NG

        As of March 31, 2014, the Company had the following three-way crude oil collar contracts that combine a long and short put with a short call:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
April 1, 2014 - December 31, 2014	412,500	$65.00	$85.00	$102.25	NYMEX WTI
April 1, 2014 - December 31, 2014	275,000	$75.00	$95.00	$107.50	LLS
April 1, 2014 - December 31, 2014	275,000	$75.00	$90.00	$96.22	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$94.75	NYMEX WTI

        The Company deferred the payment of premiums associated with certain of its oil derivative instruments. At March 31, 2014 and December 31, 2013, the balances of deferred payments totaled approximately $5.6 million and $5.6 million, respectively. These premiums are being paid to the counterparty with each monthly settlement beginning July 2014.

Note 7. Derivative Instruments (Continued)

        The following table sets forth a reconciliation of the changes in fair value of the Company's commodity derivatives for the three months ended March 31, 2014 and the year ended December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Beginning fair value of commodity derviatives	$(3,397)	$2,145
Net loss crude oil derivatives	(8,253)	(16,891)
Net loss natural gas derivatives	(864)	(47)
Net settlements on derivative contracts:
Crude oil	2,212	5,755
Natural gas	468	32
Net premiums incurred on derivative contracts:
Crude oil	—	5,609

Ending fair value of commodity derivatives	$(9,834)	$(3,397)

Balance Sheet Presentation

        The Company's derivatives are presented on a net basis as "Fair value of derivative instruments" on the condensed consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company's condensed consolidated balance sheets (in thousands):

	March 31, 2014
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting Derivative Assets:
Current asset	$3,091	$(3,039)	$52
Long-term asset	4,711	(4,371)	340

Total asset	$7,802	$(7,410)	$392

Offsetting Derivative Liabilities:
Current liability	$(12,736)	$3,039	$(9,697)
Long-term liability	(4,900)	4,371	(529)

Total liability	$(17,636)	$7,410	$(10,226)

Note 7. Derivative Instruments (Continued)

	December 31, 2013
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting Derivative Assets:
Current asset	$4,049	$(4,049)	$—
Long-term asset	3,310	(2,006)	1,304

Total asset	$7,359	$(6,055)	$1,304

Offsetting Derivative Liabilities:
Current liability	$(8,672)	$4,049	$(4,623)
Long-term liability	(2,084)	2,006	(78)

Total liability	$(10,756)	$6,055	$(4,701)

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

Note 8. Fair Value of Financial Instruments (Continued)

Fair Value on a Recurring Basis

        The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$60,218	$—	$—	$60,218
Oil derivative instruments:
Swaps	—	(6,989)	—	(6,989)
Three-way collars	—	—	(2,209)	(2,209)
Collars	—	—	(425)	(425)
Puts	—	—	199	199
Gas derivative instruments:
Swaps	—	(329)	—	(329)
Collars	—	—	(81)	(81)

Total	$60,218	$(7,318)	$(2,516)	$50,384

	As of December 31, 2013
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$105,205	$—	$—	$105,205
Oil derivative instruments:
Swaps	—	(2,841)	—	(2,841)
Three-way collars	—	—	(398)	(398)
Collars	—	—	3	3
Puts	—	—	(146)	(146)
Gas derivative instruments:
Swaps	—	(37)	—	(37)
Collars	—	—	22	22

Total	$105,205	$(2,878)	$(519)	$101,808

        Financing arrangements:    The Company uses a market approach to determine fair value of its Senior Notes using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of the Company's Senior Notes was $642 million at March 31, 2014, and was calculated using quoted market prices based on trades of such debt as of that date.

        Financial Instruments:    The Level 1 instruments presented in the table above consist of money market funds included in cash and cash equivalents on the Company's condensed consolidated balance sheet at March 31, 2014 and December 31, 2013. The Company's money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds

Note 8. Fair Value of Financial Instruments (Continued)

have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

        The Level 2 instruments presented in the table above consist of commodity derivatives. These asset values can be closely approximated using simple models and extrapolation methods using known, observable prices as parameters.

        The Company's derivative instruments, which consist of swaps, collars and puts, are classified as either Level 2 or Level 3 in the table above. The fair values of the Company's derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. These values are then compared to the values given by the Company's counterparties for reasonableness. Since swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company's puts, collars and three-way collars include some level of unobservable input, such as volatility curves, and are therefore classified as Level 3. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non- performance risk is considered in the valuation of the Company's derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company's derivative instruments.

        The fair values of the Company's derivative instruments classified as Level 3 at March 31, 2014 and December 31, 2013 were ($2.5) million and ($0.5) million, respectively. The significant unobservable inputs for Level 3 contracts include unpublished forward prices of commodities, market volatility and credit risk of counterparties. Changes in these inputs will impact the fair value measurement of the Company's derivative contracts.

        The following table sets forth a reconciliation of changes in the fair value of the Company's derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2014	2013
Beginning balance	$(519)	$3,015
Total losses included in earnings	(2,409)	(2,014)
Net settlements on derivative contracts	412	(69)

Ending balance	$(2,516)	$932

Losses included in earnings related to derivatives still held as of March 31, 2014 and 2013	$(1,996)	$(1,633)

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

Note 8. Fair Value of Financial Instruments (Continued)

Liabilities assumed include asset retirement obligations existing at the date of acquisition. The asset retirement obligation estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company's asset retirement obligations is presented in Note 9.

        In connection with the exchange agreements entered into in February 2014 by the Company with certain holders of the Company's Series A Preferred Stock and Series B Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. The fair value of the common stock issued is based on the price of the Company's common stock on the date of issuance. As there is an active market for the Company's common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company's common stock and preferred stock issuances and redemptions is presented in Note 12.

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

        The changes in the asset retirement obligation for the three months ended March 31, 2014 and the year ended December 31, 2013 were as follows (in thousands):

	2014	2013
Abandonment liability, beginning of period	$4,130	$546
Liabilities incurred during period	782	1,122
Acquisitions	—	1,296
Revisions	2,089	968
Accretion expense	124	198

Abandonment liability, end of period	$7,125	$4,130

        During the first quarter of 2014, the Company reviewed its asset retirement obligation estimates. A quote was obtained from a third party that indicated anticipated costs for future abandonment had increased from previous estimates. As a result, the Company increased its estimates of future asset retirement obligations by $2.1 million to reflect anticipated increased costs for plugging and abandonment. During the first quarter of 2013, the Company performed a similar exercise to update its asset retirement obligation estimates. As a result, the Company increased its estimates of future asset retirement obligations by $1.0 million to reflect anticipated increased costs for plugging and abandonment.

Note 10. Related Party Transactions

        Sanchez Oil & Gas Corporation ("SOG"), headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG, Sanchez Energy Partners I, LP ("SEP I"), and their affiliates (but excluding the Company) collectively as the "Sanchez Group."

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

        Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staff on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company. Expenses allocated to the Company for general and administrative expenses for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Administrative fees	$6,132	$2,423
Third-party expenses	907	2,180

Total included in general and administrative expenses	$7,039	$4,603

        As of March 31, 2014 and December 31, 2013, the Company had a net receivable from SOG and other members of the Sanchez Group of $0.1 million and a net payable to SOG and other members of the Sanchez Group of $1.0 million, respectively, which are reflected as "Accounts receivable—related entities" and "Accounts payable—related entities," respectively, in the condensed consolidated balance sheets. The net receivable as of March 31, 2014 consists primarily of advances paid related to leasehold and other costs paid by SOG. The net payable as of December 31, 2013 consists primarily of obligations for general and administrative costs due to SOG and revenue payable to affiliated entities.

Note 10. Related Party Transactions (Continued)

TMS Asset Purchase

        In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock plus an initial 3 gross (1.5 net) well drilling carry. In connection with the TMS transactions, we established an Area of Mutual Interest ("AMI") in the TMS with SR Acquisition I, LLC ("SR"), a subsidiary of our affiliate Sanchez Resources, LLC ("Sanchez Resources"). Sanchez Resources is indirectly owned, in part, by our President and Chief Executive Officer and the Executive Chairman of the Company's Board of Directors (the "Board"), who each also serve on our Board. Additionally, Eduardo Sanchez, Patricio Sanchez and Ana Lee Sanchez Jacobs, each an immediate family member of our President and Chief Executive Officer and the Executive Chairman of our Board, collectively, either directly or indirectly, own a majority of the equity interests of Sanchez Resources. Sanchez Resources is managed by Eduardo Sanchez, who is the brother of our President and Chief Executive Officer and the son of our Executive Chairman of the Board.

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

        We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill our obligations in a timely manner with regard to the initial TMS well commitment, we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all of our rights to the TMS acreage. If we desire, at our sole discretion, to continue drilling within the AMI after fulfilling the minimum well commitment, we would be required to carry SR in an additional 3 gross (1.5 net) TMS wells.

Note 11. Accrued Liabilities

        The following information summarizes accrued liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Capital expenditures	$114,746	$86,883
General and administrative costs	1,824	550
Production taxes	2,582	2,903
Ad valorem taxes	3,866	981
Lease operating expenses	13,261	8,977
Interest payable	13,562	2,161

Total accrued liabilities	$149,841	$102,455

Note 12. Stockholders' Equity

        Common Stock Offerings—On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters' overallotment option), at an issue price of $23.00 per share. The Company received net proceeds from this offering of approximately $241.4 million, after deducting underwriters' fees and offering expenses of approximately $12.5 million. The Company used the net proceeds from the offering to partially fund the Wycross acquisition completed in October 2013 and a portion of the 2013 capital budget, and intends to use the remaining proceeds to fund a portion of the 2014 capital budget and for general corporate purposes.

        Series A Convertible Perpetual Preferred Stock Offering—On September 17, 2012, the Company completed a private placement of 3,000,000 shares of Series A Convertible Perpetual Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The issue price of each share of the Series A Convertible Perpetual Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers' discounts and commissions and offering costs payable by the Company of approximately $5.5 million. Pursuant to the Certificate of Designations for the Series A Convertible Perpetual Preferred Stock, each share of Series A Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.3250 shares of common stock per share of Series A Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of approximately $21.51 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 4,772,086 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series A Convertible Perpetual Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. No dividends were accrued or accumulated prior to September 17, 2012. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of March 31, 2014, all dividends accumulated through that date had been paid.

        Except as required by law or the Company's Amended and Restated Certificate of Incorporation, holders of the Series A Convertible Perpetual Preferred Stock will have no voting rights unless dividends fall into arrears for six or more quarterly periods (whether or not consecutive). In that event and until such arrearage is paid in full, the holders of the Series A Convertible Perpetual Preferred Stock and the holders of the Series B Convertible Perpetual Preferred Stock, voting as a single class, will be entitled to elect two directors and the number of directors on the Board will increase by that same number.

        At any time on or after October 5, 2017, the Company may at its option cause all outstanding shares of the Series A Convertible Perpetual Preferred Stock to be automatically converted into common stock at the conversion price, if, among other conditions, the closing sale price (as defined) of the Company's common stock equals or exceeds 130% of the conversion price for a specified period prior to the conversion.

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

Note 12. Stockholders' Equity (Continued)

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

        Each share of Series B Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.3370 shares of common stock per share of Series B Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of approximately $21.40 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 8,747,742 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series B Convertible Perpetual Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of March 31, 2014, all dividends accumulated through that date had been paid.

        Except as required by law or the Company's Amended and Restated Certificate of Incorporation, holders of the Series B Convertible Perpetual Preferred Stock will have no voting rights unless dividends fall into arrears for six or more quarterly periods (whether or not consecutive). In that event and until such arrearage is paid in full, the holders of the Series B Convertible Perpetual Preferred Stock and the holders of the Series A Convertible Perpetual Preferred Stock, voting as a single class, will be entitled to elect two directors and the number of directors on the Board will increase by that same number.

        At any time on or after April 6, 2018, the Company may at its option cause all outstanding shares of the Series B Convertible Preferred Stock to be automatically converted into common stock at the conversion price, if, among other conditions, the closing sale price (as defined) of the Company's common stock equals or exceeds 130% of the conversion price for a specified period prior to the conversion.

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

        Preferred Stock Exchange—On February 12, 2014 and February 13, 2014, the Company entered into exchange agreements with certain holders (the "Holders") of the Company's Series A Convertible Perpetual Preferred Stock, and of Series B Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of (i) 947,490 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,425,574 shares of the Company's common stock, and (ii) 756,850 shares of the Series B Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,021,066 shares of common stock.

        Since the Holders were not entitled to any consideration over and above the initial conversion rates of 2.325 and 2.337 common shares for each preferred share exchanged for Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock, respectively, any

Note 12. Stockholders' Equity (Continued)

consideration is considered an inducement for the Holders to convert earlier than the Company could have forced conversion.

        The Company has determined the fair value of consideration transferred to the Holders and the fair value of consideration transferrable pursuant to the original conversion terms. The $13.9 million excess of the fair value of the shares of common stock issued over the carrying value of the Series A Preferred Stock and Series B Preferred Stock redeemed has been reflected as an additional preferred stock dividend, that is, as a reduction of retained earnings to arrive at net income attributable to common shareholders in our condensed consolidated financial statements.

        Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$3,445	$(74)
Less:
Preferred stock dividends	(18,193)	(2,072)
Net income allocable to participating securities(1)	—	—

Net loss attributable to common stockholders	$(14,748)	$(2,146)

Weighted average number of unrestricted outstanding common shares used to calculate basic net loss per share(2)	47,025	33,099
Dilutive shares(2)(3)	—	—

Denominator for diluted net loss per common share	47,025	33,099

Net loss per common share—basic and diluted	$(0.31)	$(0.06)

(1)
For the three months ended March 31, 2014 and 2013, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

(2)
The three months ended March 31, 2014 excludes 1,115,834 shares of weighted average restricted stock and 15,764,879 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(3)
The three months ended March 31, 2013 excludes 579,019 shares of weighted average restricted stock and 7,422,400 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

Note 13. Stock-Based Compensation

        At the Annual Meeting of Stockholders of the Company held on May 23, 2012, the Company's stockholders approved the Sanchez Energy Corporation Amended and Restated 2011 Long Term

Note 13. Stock-Based Compensation (Continued)

Incentive Plan (the "LTIP"). The Board had previously approved the amendment of the LTIP on April 16, 2012, subject to stockholder approval.

        The Company's directors and consultants as well as employees of SOG, SEP I, and their affiliates (the "Sanchez Group") who provide services to the Company are eligible to participate in the LTIP. Awards to participants may be made in the form of restricted shares, phantom shares, share options, share appreciation rights and other share-based awards. The maximum number of shares that may be delivered pursuant to the LTIP is limited to 15% of the Company's issued and outstanding shares of common stock. This maximum amount automatically increases to 15% of the issued and outstanding shares of common stock immediately after each issuance by the Company of its common stock, unless the Board determines to increase the maximum number of shares of common stock by a lesser amount. Shares withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of shares, the shares subject to such award are then available for new awards under the LTIP. Shares delivered pursuant to awards under the LTIP may be newly issued shares, shares acquired by the Company in the open market, shares acquired by the Company from any other person, or any combination of the foregoing.

        The LTIP is administered by the Board. The Board may terminate or amend the LTIP at any time with respect to any shares for which a grant has not yet been made. The Board has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of shares that may be granted, subject to shareholder approval as may be required by the exchange upon which the common shares are listed at that time, if any. No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant. The LTIP will expire upon its termination by the Board or, if earlier, when no shares remain available under the LTIP for awards. Upon termination of the LTIP, awards then outstanding will continue pursuant to the terms of their grants.

        The Company records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of ASC 718, "Compensation—Stock Compensation." Stock- based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

        Awards granted to employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company's officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees." For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock- based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered.

        For the restricted stock awards granted to non-employees, stock-based compensation expense is based on fair value remeasured at each reporting period and recognized over the vesting period using the straight-line method. Compensation expense for these awards will be revalued at each period end until vested.

Note 13. Stock-Based Compensation (Continued)

        The Company recognized the following stock-based compensation expense for the periods indicated which is reflected as general and administrative expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Restricted stock awards, directors	$298	$93
Restricted stock awards, non-employees	9,637	3,041

Total stock-based compensation expense	$9,935	$3,134

        Based on the $29.63 per share closing price of the Company's common stock on March 31, 2014, there was approximately $52.8 million of unrecognized compensation cost related to these non-vested restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 2.0 years.

        A summary of the status of the non-vested shares as of March 31, 2014 is presented below (in thousands):

Number of Non-Vested Shares
Non-vested common stock at December 31, 2013	1,758
Granted	1,521
Vested	(524)
Forfeited	(302)

Non-vested common stock at March 31, 2014	2,453

        As of March 31, 2014, approximately 3.5 million shares remain available for future issuance to participants.

Note 14. Income Taxes

        The Company's estimated annual effective income tax rates are used to allocate expected annual income tax expense to interim periods. The rates are determined based on the ratio of estimated annual income tax expense to estimated annual income before income taxes by taxing jurisdiction, except for discrete items, which are significant, unusual or infrequent items for which income taxes are computed and recorded in the interim period in which the specific transaction occurs. The estimated annual effective income tax rates are applied to the year-to-date income before income taxes by taxing jurisdiction to determine the income tax expense allocated to the interim period. The Company updates its estimated annual effective income tax rate at the end of each quarterly period considering the geographic mix of income based on the tax jurisdictions in which the Company operates. Actual results that are different from the assumptions used in estimating the annual effective income tax rate will impact future income tax expense. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company's effective tax rate of 35.1% for the three months ended March 31, 2014 is related to non-deductible general and administrative expenses recorded during the period. The Company's effective tax rate for the three months ended March 31, 2013 was 0%, due to the change in valuation allowance recorded against net deferred income tax assets.

Note 14. Income Taxes (Continued)

        At March 31, 2014, the Company had estimated net operating loss carryforwards of $557.4 million which begin to expire in 2031.

        In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets will be realized and therefore reversed the valuation allowance against its net deferred tax asset in the third quarter of 2013. There was no change in the valuation allowance during the three months ended March 31, 2014. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

        At March 31, 2014, the Company had no material uncertain tax positions.

Note 15. Commitments and Contingencies

        From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. On December 4, 13, and 16, 2013, three derivative actions were filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers and directors, Sanchez Resources, Altpoint Capital Partners LLC, and Altpoint Sanchez Holdings, LLC (the "Consolidated Derivative Actions," Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees' Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165).

        On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the "Delaware Derivative Action"). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company's purchase of working interests in the TMS from Sanchez Resources. Plaintiffs allege breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against Sanchez Resources, Eduardo Sanchez, Altpoint Capital Partners LLC, and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014. Briefing is ongoing concerning the motions to dismiss and no ruling has been made at this time. The Consolidated Derivative Actions are in their preliminary stages, and the Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

        On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas) (the "Texas State Derivative Action"). The complaint alleges a breach of fiduciary duty, corporate waste, and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. On March 14, 2014, this action was stayed for 60 days following a ruling on the motion to dismiss in the Delaware Derivative Action. This action is in its preliminary stages and currently subject to the stay, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Note 15. Commitments and Contingencies (Continued)

        On February 12, 2014, a derivative action was filed in the United States District Court for the Southern District of Texas, Houston Division, against the Company and certain of its officers and directors, styled Bartlinski v. Sanchez, No. 4:14-cv-00341 (S.D. Tex.) (the "Texas Federal Derivative Action"). The complaint alleges a violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9. No action has been taken to date and damages are unspecified. Defendants filed a motion to dismiss on April 10, 2014. Briefing is ongoing concerning the motion to dismiss and no ruling has been made at this time. This action is in its preliminary stages, and the Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

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

Note 16. Subsidiary Guarantors

        The Company has filed a registration statement on Form S-3 with the SEC, which became effective January 14, 2013 and registered, among other securities, debt securities. The subsidiaries of the Company (the "Subsidiaries") are co-registrants with the Company, and the registration statement registers guarantees of debt securities by the Subsidiaries. As of March 31, 2014, the Subsidiaries are 100 percent owned by the Company and any guarantees by the Subsidiaries will be full and unconditional (except for customary release provisions). The Company has no assets or operations independent of the Subsidiaries and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Company. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

Note 17.  Subsequent Events

        Subsequent to March 31, 2014, we entered into two crude oil and two natural gas enhanced swap contracts. The two crude oil enhanced swaps have a contract period from January 1, 2015 through December 31, 2015 for 1,000 barrels per day, using NYMEX WTI as the pricing index. The first crude oil enhanced swap has a strike price of $91.46 per barrel with a put option at $75.00 per barrel. The second crude oil enhanced swap has a strike price of $91.46 per barrel with a floor price of $75.00 per barrel. The two natural gas enhanced swaps have a contract period from January 1, 2015 through December 31, 2015 and use NYMEX NG as the pricing index. The first natural gas enhanced swap is for 6,000 MMBtus per day and has a strike price of $4.44 per MMBtu with a put option at $3.75 per MMBtu. The second natural gas enhanced swap is for 2,000 MMBtus per day and has a strike price of $4.50 per MMBtu with a floor price of $3.75 per MMBtu.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and information contained in our 2013 Annual Report. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. Please see "Cautionary Note Regarding Forward-Looking Statements."

Business Overview

        Sanchez Energy Corporation, a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 120,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 40,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 84% of our 2014 capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities.

        During 2013, we significantly expanded our proved reserves, production and undeveloped acreage through a series of acquisitions beginning with the Cotulla acquisition in the Eagle Ford Shale in South Texas, which we closed on May 31, 2013. We acquired approximately 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties of South Texas with 53 gross wells producing an estimated average of approximately 4,950 boe/d for the month of May 2013. The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves. We combined our new Cotulla assets with our previous Maverick area to form one operating area now known as our Cotulla area.

        In July 2013, we acquired approximately 10,300 net acres and approximately 250 boe/d of estimated production in Fayette, Gonzales and Lavaca Counties, Texas for approximately $29 million. This acquisition, now known as our Five Mile Creek development within our Marquis Area, is directly to the northwest of our Prost development project.

        On August 16, 2013 we completed an asset acquisition of approximately 40,000 net undeveloped acres in the TMS in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest and a 50/50 joint venture with our affiliate, SR. The joint venture controls approximately 115,000 gross and 80,000 net acres in what we believe to be the core of the TMS.

        On October 4, 2013, we closed our Wycross acquisition in the Eagle Ford Shale. At the effective date of July 1, 2013, this acquisition added approximately 11 MMBOE of net proved reserves, 2,000 boe/d of production and 3,600 net contiguous acres of leasehold in McMullen County, Texas.

Basis of Presentation

        The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

        In our Marquis area, we have approximately 70,000 net operated acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $8.5 million and $11.0 million per well based on our historical well costs. We have drilled 29 horizontal wells in our Prost area of Marquis that had average 30 day production rates of approximately 700 boe/d. We have identified up to 900 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. For 2014, we plan to spend $270 - $285 million to spud 35 net wells and complete 32 net wells in our Marquis area.

        In our Cotulla area, we have approximately 39,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 85%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 million and $9.0 million per well based on our historical well costs. Our primary focus areas in our Cotulla area are our Alexander Ranch and Wycross development projects. In our Alexander Ranch development project, 36 wells have been brought online with average 30 day production rates of approximately 500 boe/d. In our Wycross development project, 15 wells have been brought online with average 30 day production rates of approximately 800 boe/d. We have identified up to 740 gross (700 net) locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. For 2014, we plan to spend $190 - $210 million to spud and complete 28 net wells in our Cotulla area.

        In our Palmetto area, we have approximately 9,500 net acres in Gonzales County, Texas with an average working interest of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $7.5 million and $11.0 million per well based on our historical well costs. We have participated in the drilling of 51 gross wells on our acreage that had an average 30 day production rates of approximately 900 boe/d. We have identified up to 395 gross (190 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. For 2014, we plan to spend $45 - $55 million to spud 5 and complete 8 net wells in our Palmetto area.

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

        Recent well results by other operators in the area are encouraging with respect to both strong well performance and decreasing drilling and completion costs. We plan to allocate approximately 10%, or $60 - $65 million of our total 2014 capital budgets to this area. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de-risk the play.

Recent Developments

        In February 2014, the Company entered into exchange agreements with certain holders of the Company's Series A Preferred Stock and Series B Preferred Stock, pursuant to which such holders exchanged an aggregate of 947,490 shares of Series A Preferred Stock and 756,850 shares of Series B Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,425,574 shares and 2,021,066 shares of the Company's common stock, respectively.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

  Revenue and Production

        The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Three Months Ended March 31,
			2014 vs 2013
	2014	2013	$	%
Net Production:
Oil (mbo)	1,219	277	942	340%
Natural gas liquids (mbbl)	252	42	210	507%
Natural gas (mmcf)	1,322	219	1,103	504%
Total oil equivalent (mboe)	1,691	355	1,336	376%
Average Sales Price(1):
Oil ($ per bo)	$98.21	$105.91	$(7.70)	(7)%
Natural gas liquids ($ per bbl)	$33.74	$22.36	$11.38	51%
Natural gas ($ per mcf)	$4.84	$3.57	$1.27	36%
Oil equivalent ($ per boe)	$79.59	$87.46	$(7.87)	(9)%
REVENUES(1):
Oil sales	$119,675	$29,327	$90,348	308%
Natural gas liquids sales	8,493	928	7,565	815%
Natural gas sales	6,394	780	5,614	720%

Total revenues	$134,562	$31,035	$103,527	334%

(1)
Excludes the impact of derivative instruments.

        The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
Production:
Oil—mbo
Marquis	372	67
Cotulla	517	55
Palmetto	330	155
Other	—	—

Total	1,219	277

Natural gas liquids—mbbl
Marquis	50	1
Cotulla	129	3
Palmetto	73	38
Other	—	—

Total	252	42

Natural gas—mmcf
Marquis	153	39
Cotulla	835	1
Palmetto	329	171
Other	5	8

Total	1,322	219

Net production volumes:
Total oil equivalent (mboe)	1,691	355
Average daily production (boe/d)	18,784	3,943

        Net Production.    Production increased from 355 mboe for the three months ended March 31, 2013 to 1,691 mboe for the three months ended March 31, 2014 due to our drilling program and acquisition activity during 2013 and the first quarter of 2014. The number of gross wells producing at the period end and the production for the periods were as follows:

	Three Months Ended March 31,
	2014		2013
	# Wells	mboe	# Wells	mboe
Marquis	45	447	5	74
Cotulla	108	785	14	58
Palmetto	53	458	16	222
Other	2	1	1	1

Total	208	1,691	36	355

        For the three months ended March 31, 2014, 72% of our production was oil, 15% was NGLs and 13% was natural gas compared to the three months ended March 31, 2013 production that was 78% oil, 12% NGLs and 10% natural gas.

        Average Sales Price.    Our average realized oil price, excluding the impact of derivatives, for the three months ended March 31, 2014 decreased to $98.21 per bo as compared to $105.91 per bo for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, our average NGL price was $33.74 per bbl and $22.36 per bbl, respectively. The average price realized for our natural gas production, excluding the impact of derivatives, for the three months ended March 31, 2014 was $4.84 per mcf, 36% higher than the average sales price for the three months ended March 31, 2013 of $3.57 per mcf.

        Revenues.    Oil, NGL, and natural gas sales revenues totaled approximately $134.6 million and $31.0 million for the three months ended March 31, 2014 and 2013, respectively. Oil sales revenue for the three months ended March 31, 2014 increased approximately $90.3 million with an increase of $99.7 million attributable to the increase in production and a decrease of $9.4 million due to the lower average sales price compared to the three months ended March 31, 2013. NGL sales revenue for the three months ended March 31, 2014 increased approximately $7.6 million with $4.7 million attributable to the increase in production and $2.9 million due to the higher average sales price compared to the three months ended March 31, 2013. Natural gas sales revenue for the three months ended March 31, 2014 increased approximately $5.6 million with $3.9 million attributable to the increase in production and $1.7 million due to the higher average sales price compared to the three months ended March 31, 2013.

  Operating Costs and Expenses

        The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

			Increase (Decrease)
	Three Months Ended March 31,
			2014 vs 2013
	2014	2013	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$15,912	$3,258	$12,654	388%
Production and ad valorem taxes	10,403	2,050	8,353	407%
Depreciation, depletion, amortization and accretion	61,251	13,373	47,878	358%
General and administrative (inclusive of stock-based compensation expense of $9,935 and $3,134 for the three months ended March 31, 2014 and 2013, respectively)	19,309	7,737	11,572	150%

Total operating costs and expenses	106,875	26,418	80,457	305%
Interest and other income	12	21	(9)	(43)%
Interest expense	(13,272)	(1,084)	(12,188)	*
Net losses on commodity derivatives	(9,117)	(3,628)	(5,489)	(151)%
Income tax expense	(1,865)	—	(1,865)	*

*
Not meaningful.

        Oil and Natural Gas Production Expenses.    Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 388% to approximately $15.9 million for the three months ended March 31, 2014 as compared to $3.3 million for the same period in 2013. The increase in oil and natural gas production expenses in the first quarter of 2014 compared to the same period of 2013 is directly attributable to our increased production activities and well count in the Eagle Ford Shale, as a result of the Cotulla and Wycross acquisitions completed during 2013 and drilling activities on our existing acreage. Our average production expenses increased from $9.18 per boe during the three months ended March 31, 2013 to $9.41 per boe for the three months ended March 31, 2014. The increase in production expenses per boe during the period was due in part to higher per boe costs related to the properties acquired from Hess Corporation in the Cotulla acquisition in May 2013, particularly costs associated with marketing agreements acquired.

        Production and Ad Valorem Taxes.    Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $10.4 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase in production and ad valorem taxes in the first quarter of 2014 compared to the same period in 2013 was due to the significant increase in production volumes over the periods. Our average production and ad valorem taxes increased from $5.77 per boe during the three months ended March 31, 2013 to $6.15 per boe for the three months ended March 31, 2014.

        Depreciation, Depletion, Amortization and Accretion.    Depreciation, depletion, amortization and accretion ("DD&A") reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense. Our DD&A expense for the first quarter of 2014 increased approximately $47.9 million to $61.3 million ($36.22 per boe) from $13.4 million ($37.68 per boe) in the first quarter of 2013. The majority of the increase in DD&A is related to the increase in depletion. The increase in depletion expense primarily resulted from a substantial increase in production during the first quarter of 2014 as compared to the same period in 2013. This was offset by a decrease in the depletion rate, resulting from an increase in the basis of our oil and natural gas properties, including $811.0 million in future development costs for the proved undeveloped reserves, which was an increase of 45% over the March 31, 2013 estimate of $560.2 million. Estimated reserves at March 31, 2014 were 153% higher than at March 31, 2013. Higher production for the first quarter of 2014 as compared to the same period in 2013 resulted in a $50.2 million increase in depletion expense and the decrease in the depletion rate resulted in a $2.6 million decrease in depletion expense. The remaining increase of $0.3 million in DD&A is related to an increase in depreciation, amortization, and accretion between the periods presented.

        General and Administrative Expenses.    Our general and administrative ("G&A") expenses, including stock-based compensation expense, totaled $19.3 million for the three months ended March 31, 2014 compared to $7.7 million for the same period in 2013. Excluding the stock-based compensation, G&A expenses for the three months ended March 31, 2014 and 2013 were $9.4 million and $4.6 million, respectively. This increase was due primarily to additional costs for added personnel of SOG performing services for the Company and consulting services. Our G&A expenses, excluding stock-based compensation expense, decreased from $12.98 per boe during the three months ended March 31, 2013 to $5.55 per boe for the three months ended March 31, 2014. For the three months ended March 31, 2014 and 2013, we recorded non-cash stock-based compensation expense of approximately $9.9 million and $3.1 million, respectively. The increase in non-cash stock-based compensation expense in the first quarter of 2014 was due primarily to the increase in awards made during the year and the associated amortization recognized. Further, because the Company records stock-based compensation expense for awards granted to non-employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company's increase in stock price during 2014 has caused an increase to the stock-based compensation expense recognized during the quarter.

        Interest Expense.    For the three months ended March 31, 2014, interest expense totaled $13.3 million and included $1.1 million in amortization of debt issuance costs. This is compared to the three months ended March 31, 2013, for which interest expense totaled $1.1 million and included $0.2 million in amortization of debt issuance costs. The interest expense incurred during the three months ended March 31, 2014 is related to the Senior Notes issued after the first quarter of 2013.

        Commodity Derivative Transactions.    We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expense. During the three months ended March 31, 2014, we recognized a total loss of $9.1 million on our commodity derivative contracts including a net loss of $2.7 million associated with the settlements of commodity derivative contracts. During the three months ended March 31, 2013, we recognized a total loss of $3.6 million on our commodity derivative contracts including a net loss of $0.3 million associated with the settlements of commodity derivative contracts and $0.5 million related to the premiums paid on derivative contracts.

        Income Tax Expense.    For the three months ended March 31, 2014, income tax expense totaled $1.9 million. Our effective tax rate for the three months ended March 31, 2014 was 35.1% compared to a statutory rate of 35%. The difference between the statutory rate and the Company's effective tax rate is related to non-deductible general and administrative expenses recorded during the period.

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

        As of March 31, 2014, our critical accounting policies were consistent with those discussed in our 2013 Annual Report.

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

Liquidity and Capital Resources

        As of March 31, 2014, we had approximately $111 million in cash and cash equivalents and a $400 million unused borrowing base (with a $325 million elected commitment amount) under our revolving credit facility with a group of ten participating banks, resulting in available liquidity of approximately $436 million.

        We expect to use our cash on hand, our internally generated cash flow from operations, and proceeds from our First Lien Credit Agreement to fund our 2014 capital expenditures.

        For a description of current and previous credit agreements along with the indenture covering our Senior Notes refer to Note 6 "Long-Term Debt".

        For a description of current and previous common stock and preferred stock activity refer to Note 12 "Stockholders' Equity". In addition, in February 2014, the Company entered into exchange agreements with certain holders of the Company's Series A Preferred Stock and Series B Preferred Stock, pursuant to which such holders exchanged an aggregate of 947,490 shares of Series A Preferred Stock and 756,850 shares of Series B Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,425,574 shares and 2,021,066 shares of the Company's common stock, respectively.

        As a result of these exchanges, the Company has reduced its cash dividend payments on its Series A Preferred Stock and Series B Preferred Stock by a total of approximately $1.2 million each quarter.

Cash Flows

        Our cash flows for the three months ended March 31, 2014 and 2013 (in thousands) are as follows:

	Three Months Ended March 31,
	2014	2013
Cash Flow Data:
Net cash provided by operating activities	$64,583	$39,846
Net cash used in investing activities	$(102,852)	$(83,430)
Net cash (used in) provided by financing activities	$(4,415)	$262,867

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities was approximately $64.6 million for the three months ended March 31, 2014 compared to $39.8 million for the same period in 2013. The increase in net cash provided by operating activities for the three months ended March 31, 2014 as compared to the same period in 2013 was due in part to a $3.5 million increase in net income and a $16.0 million increase in accrued liabilities from increased operational activity in the first quarter of 2014. These increases were offset primarily by a decrease in accounts payable of $55.2 million related to timing of payments at period end.

        Net Cash Used in Investing Activities.    Net cash flows used in investing activities totaled approximately $102.9 million for the three months ended March 31, 2014 compared to $83.4 million for the same period in 2013. Capital expenditures for leasehold and drilling activities for the three months ended March 31, 2014 totaled $102.9 million, primarily associated with the spudding of 27 gross wells and completing of 20 gross wells. We received cash of approximately $0.4 million and $0.5 million as final settlement for the oil and natural gas properties acquired in the Cotulla acquisition and the Wycross acquisition, respectively. In addition, we invested $0.8 million in computers and other equipment. For the three months ended March 31, 2013, we incurred capital expenditures of $94.4 million, primarily associated with the drilling and completing of 25 gross wells. In addition, we invested $0.6 million in computer equipment. Partially offsetting these costs were proceeds of $11.6 million from the sale of marketable securities.

        Net Cash (Used in) Provided by Financing Activities.    Net cash flows (used in) provided by financing activities totaled approximately ($4.4) million for the three months ended March 31, 2014 compared to $262.9 million for the same period in 2013. During the three months ended March 31, 2014, we made payments of approximately $4.3 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock. During the first quarter of 2013, we received net proceeds from the private placement of preferred stock of approximately $216.6 million, after deducting placement agent's fees and offering costs payable by us of approximately $8.4 million. In addition we borrowed $50 million under our Second Lien Credit Agreement. Other financing costs for the three months ended March 31, 2013 included $0.9 million for debt costs, $1.8 million paid for preferred dividends and $1.0 million paid for taxes on the vesting of employee stock grants.

Off-Balance Sheet Arrangements

        At March 31, 2014, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

        Refer to Note 15 "Commitments and Contingencies" for a description of lawsuits pending against the Company.

        As of March 31, 2014, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, deferred premiums on our commodity hedging contracts, and asset retirement obligations. There has been no material changes in our contractual obligations during the three months ended March 31, 2014. The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Senior Notes	$—	$—	$—	$600,000	$600,000
Interest expense(1)	46,500	93,000	93,000	116,250	348,750
Derivative liabilities(2)	1,923	3,685	—	—	5,608
Asset retirement obligations(3)	—	—	—	7,125	7,125

Total	$48,423	$96,685	$93,000	$723,375	$961,483

(1)
Represents estimated interest payments that will be due under the 7.75% $600 million Senior Notes that will mature on June 15, 2021.

(2)
Represents payments due for deferred premiums on our commodity hedging contracts. See Note 7—Derivative Instruments in the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

(3)
Amounts represent the present value of our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 9—Asset Retirement Obligations in the Notes to the Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

  Non-GAAP Financial Measures

Adjusted EBITDA

        We present adjusted EBITDA attributable to common stockholders ("Adjusted EBITDA") in addition to our reported net income (loss) in accordance with U.S. GAAP. Adjusted EBITDA is a non-GAAP financial measure that is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis. It is also used to assess our ability to incur and service debt and fund capital expenditures. We define Adjusted EBITDA as net income (loss):

        Plus:

  •
  Interest expense, including net losses (gains) on interest rate derivative contracts;

  •
  Net losses (gains) on commodity derivatives;

  •
  Net settlements received (paid) on commodity derivatives;

  •
  Premiums paid on commodity derivative contracts;

  •
  Depreciation, depletion, amortization, and accretion;

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

        The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$3,445	$(74)
Plus:
Interest expense	13,272	1,084
Net losses on commodity derivative contracts	9,117	3,628
Net settlements paid on commodity derivative contracts	(2,680)	(296)
Premiums paid on commodity derivative contracts	—	(450)
Depreciation, depletion, amortization and accretion	61,251	13,373
Stock-based compensation	9,935	3,134
Acquisition costs included in general and administrative	—	617
Income tax expense	1,865	—
Less:
Interest income	(12)	(21)

Adjusted EBITDA	$96,193	$20,995

        The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$64,583	$39,846
Net change in operating assets and liabilities	20,582	(19,520)
Interest expense, net	11,902	821
Settlements on commodity derivative contracts, non-cash	(874)	(769)
Acquisition costs included in general & administrative	—	617

Adjusted EBITDA	$96,193	$20,995

Adjusted Net Income

        We present adjusted net income attributable to common stockholders ("Adjusted Net Income") in addition to our reported net income (loss) in accordance with U.S. GAAP. This information is provided because management believes exclusion of the impact of our unrealized gains and losses on derivatives not accounted for as cash flow hedges, stock-based compensation expense and non-recurring items will help investors compare results between periods, identify operating trends that could otherwise be masked by these items and highlight the impact that commodity price volatility has on our results. We define Adjusted Net Income as net income (loss):

        Plus:

  •
  Non-cash preferred stock dividends associated with conversion;

  •
  Net losses (gains) on commodity derivatives;

  •
  Net settlements received (paid) on commodity derivatives;

  •
  Premiums (paid) on commodity derivative contracts;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Other non-recurring items that we deem appropriate; and

  •
  Tax impact of adjustments to net income (loss).

        Less:

  •
  Preferred stock dividends; and

  •
  Other non-recurring items that we deem appropriate.

        The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$3,445	$(74)
Less: Preferred stock dividends	(18,193)	(2,072)

Net loss attributable to common shares	(14,748)	(2,146)
Plus:
Non-cash preferred stock dividends associated with conversion	13,901	—
Net losses on commodity derivative contracts	9,117	3,628
Net settlements paid on commodity derivative contracts	(2,680)	(296)
Premiums paid on commodity derivative contracts	—	(450)
Stock-based compensation	9,935	3,134
Acquisition costs included in general and administrative	—	617
Tax impact(3)	(5,752)	—

Adjusted net income (loss)	9,773	4,487
Adjusted net income (loss) allocable to participating securities	(737)	(187)

Adjusted net income (loss) attributable to common
stockholders	$9,036	$4,300

Adjusted net income (loss) per common share—basic and diluted(1)(2)	$0.19	$0.13

Weighted average number of unrestricted outstanding common shares used to calculate adjusted net income (loss) per common share—basic and diluted(1)(2)	47,025	33,099

(1)
The three months ended March 31, 2014 excludes 1,115,834 shares of weighted average restricted stock and 15,764,879 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted adjusted net income per common share as these shares were anti-dilutive.

(2)
The three months ended March 31, 2013 excludes 579,019 shares of weighted average restricted stock and 7,422,400 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted adjusted net income per common share as these shares were anti-dilutive.

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

        As of March 31, 2014, we had the following crude oil swaps, collars, and put spreads covering anticipated future production:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
April 1, 2014 - June 30, 2014	Swap	45,500	$97.19	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	206,250	$92.00	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	206,250	$91.35	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	206,250	$92.45	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	275,000	$95.45	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Swap	275,000	$93.25	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$89.65	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$90.05	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.48	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.35	n/a	NYMEX WTI
April 1, 2014 - December 31, 2014	Collar	275,000	$90.00	$99.10	NYMEX WTI
July 1, 2014 - December 31, 2014	Put Spread	184,000	$90.00	$75.00	NYMEX WTI

        As of March 31, 2014, we had the following natural gas swaps and collars covering anticipated future production:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
April 1, 2014 - December 31, 2014	Swap	550,000	$4.23	n/a	NYMEX NG
April 1, 2014 - December 31, 2014	Swap	550,000	$4.23	n/a	NYMEX NG
April 1, 2014 - December 31, 2014	Swap	550,000	$4.24	n/a	NYMEX NG
July 1, 2014 - December 31, 2014	Swap	368,000	$4.61	n/a	NYMEX NG
April 1, 2014 - December 31, 2014	Collar	550,000	$4.00	$4.50	NYMEX NG

        As of March 31, 2014, we had the following three-way collar crude oil contracts that combine a long and short put with a short call:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
April 1, 2014 - December 31, 2014	412,500	$65.00	$85.00	$102.25	NYMEX WTI
April 1, 2014 - December 31, 2014	275,000	$75.00	$95.00	$107.50	LLS
April 1, 2014 - December 31, 2014	275,000	$75.00	$90.00	$96.22	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$94.75	NYMEX WTI

        At March 31, 2014, the fair value of our commodity derivative contracts was a net liability of approximately $15.4 million, including a deferred premium liability of $5.6 million, of which $1.9 million settles during the next twelve months. A 10% increase in the oil index price above the March 31, 2014 price would result in a decrease in the fair value of our commodity derivative contracts of approximately $42.3 million; conversely, a 10% decrease in the oil index price would result in an increase of approximately $38.0 million.

Interest Rate Risk

        There is currently no usage under our First Lien Credit Agreement. Our Senior Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of March 31, 2014. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

        There was no change in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please refer to Note 15 "Commitments and Contingencies."

Item 1A.    Risk Factors

        Consider carefully the risk factors under the caption "Risk Factors" under Part I, Item 1A in our 2013 Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2013 Annual Report; and in our other public filings, press releases, and public discussions with our management.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Repurchase of Equity Securities

Period	Total number of shares withheld(1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
January 1, 2014 - January 31, 2014	127,797	$24.22	—	—
February 1, 2014 - February 28, 2014	791	$27.20	—	—
March 1, 2014 - March 31, 2014	—	$—	—	—

(1)
Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

EXHIBIT INDEX

        Each exhibit identified below is filed or furnished as part of this report.

3.1			Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sanchez Energy Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on May 28, 2013, and incorporated herein by reference).

3.2			Restated Certificate of Incorporation of Sanchez Energy Corporation, effective as of May 28, 2013 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q on November 8, 2013 and incorporated herein by reference)

3.3			Amended and Restated Bylaws, dated as of December 13, 2011 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on December 19, 2011, and incorporated herein by reference).

10.1	(a)		Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2014, among the Borrowers named therein, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent.

10.2			Indemnification Agreement, dated as of March 4, 2014, between Sanchez Energy Corporation and Christopher Heinson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 6, 2014, and incorporated herein by reference).

10.3			Form of Restricted Stock Agreement for Christopher Heinson (previously filed as Exhibit 10.1 to registrant's Registration Statement on Form S-8 (File No. 333-178920) and incorporated herein by reference).

31.1	(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	(b)	—	XBRL Instance Document.

101.SCH	(b)	—	XBRL Taxonomy Extension Schema Document.

101.CAL	(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(b)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)
Filed herewith.

(b)
Furnished herewith.

*
The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request. Descriptions of such exhibits and schedules are on pages iv and v of the Purchase and Sale Agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 2014.

SANCHEZ ENERGY CORPORATION
By:	/s/ MICHAEL G. LONG Michael G. Long Executive Vice President and Chief Financial Officer