Form 10-Q
period 2014-09-30
Sanchez Energy Corp
filed 2014-11-10
CIK 1528837

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

        Number of shares of registrant's common stock, par value $0.01 per share, outstanding as of November 5, 2014: 58,597,837.

        We were previously considered an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the "JOBS Act." The JOBS Act permits a company to be classified as an "emerging growth company" for up to five years from the date of the completion of its initial public offering or until the earlier of (1) the last day of the fiscal year in which its total annual gross revenues exceed $1 billion, (2) the date that it becomes a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of its common equity that is held by non-affiliates is $700 million or more as of the last business day of its most recently completed second fiscal quarter or (3) the date on which it has issued more than $1 billion in non-convertible debt during the preceding three year period. However, during the second quarter of 2014, the Company issued non-convertible debt such that we have now issued more than $1 billion in non-convertible debt during the preceding three year period. As such, we are no longer considered an "emerging growth company" under the JOBS Act.

        Further, as of June 30, 2014, the market value of our common equity held by non-affiliates was greater than $700 million. As such, the Company will become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act on December 31, 2014.

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

Sanchez Energy Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2014

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$596,272	$153,531
Oil and natural gas receivables	93,865	51,960
Joint interest billings receivables	16,855	5,803
Fair value of derivative instruments	9,748	—
Deferred tax asset	4,717	6,882
Other current assets	12,103	1,386

Total current assets	733,560	219,562

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	378,323	244,570
Proved oil and natural gas properties	2,305,583	1,297,961

Total oil and natural gas properties	2,683,906	1,542,531
Less: Accumulated depreciation, depletion, amortization and impairment	(381,007)	(157,043)

Total oil and natural gas properties, net	2,302,899	1,385,488

Other assets:
Debt issuance costs, net	50,003	19,806
Fair value of derivative instruments	3,075	1,304
Other assets	14,813	2,993

Total assets	$3,104,350	$1,629,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,306	$46,900
Accounts payable—related entities	1,218	961
Other payables	4,708	2,963
Accrued liabilities	196,108	102,455
Deferred premium liability	4,017	717
Fair value of derivative instruments	38	4,623

Total current liabilities	223,395	158,619
Long term debt, net of premium (discount)	1,746,162	593,258
Asset retirement obligations	24,048	4,130
Deferred tax liability	30,649	10,868
Deferred premium liability	1,233	4,891
Fair value of derivative instruments	131	78

Total liabilities	2,025,618	771,844

Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 and 3,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 of 4.875% Convertible Perpetual Preferred Stock, Series A, respectively; 3,532,330 and 4,500,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 of 6.500% Convertible Perpetual Preferred Stock, Series B, respectively)	53	75
Common stock ($0.01 par value, 150,000,000 shares authorized; 58,560,817 and 46,368,713 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	586	464
Additional paid-in capital	1,077,712	867,108
Retained earnings (Accumulated deficit)	381	(10,338)

Total stockholders' equity	1,078,732	857,309

Total liabilities and stockholders' equity	$3,104,350	$1,629,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Oil sales	$157,907	$87,436	$414,484	$171,635
Natural gas liquid sales	27,309	3,190	43,918	6,166
Natural gas sales	22,134	3,574	35,171	6,520

Total revenues	207,350	94,200	493,573	184,321

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	34,380	11,026	64,203	21,098
Production and ad valorem taxes	10,916	5,531	29,161	10,942
Depreciation, depletion, amortization and accretion	93,463	38,372	225,297	76,368
General and administrative (inclusive of stock-based compensation expense of $10 and $6,657, respectively, for the three months ended September 30, 2014 and 2013, and $25,888 and $14,369, respectively, for the nine months ended September 30, 2014 and 2013)	12,821	15,195	60,999	35,564

Total operating costs and expenses	151,580	70,124	379,660	143,972

Operating income	55,770	24,076	113,913	40,349
Other income (expense):
Interest and other income	82	32	97	104
Interest expense	(27,612)	(9,460)	(58,145)	(17,613)
Net gains (losses) on commodity derivatives	47,416	(14,436)	6,399	(13,812)

Total other income (expense)	19,886	(23,864)	(51,649)	(31,321)

Income before income taxes	75,656	212	62,264	9,028
Income tax expense (benefit)	26,625	(3,668)	21,946	(3,668)

Net income	49,031	3,880	40,318	12,696
Less:
Preferred stock dividends	(4,274)	(5,485)	(29,599)	(13,041)
Net income allocable to participating securities	(2,068)	—	(495)	—

Net income (loss) attributable to common stockholders	$42,689	$(1,605)	$10,224	$(345)

Net income (loss) per common share—basic	$0.77	$(0.05)	$0.20	$(0.01)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders—basic	55,732	34,737	51,153	33,651

Net income (loss) per common share—diluted	$0.69	$(0.05)	$0.20	$(0.01)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders—diluted	68,340	34,737	51,153	33,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended
September 30, 2014

(Unaudited)

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock			Retained Earnings (Accumulated Deficit)
							Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	3,000	$30	4,500	$45	46,369	$464	$867,108	$(10,338)	$857,309
Common shares issued	—	—	—	—	5,000	50	167,469	—	167,519
Preferred stock dividends	—	—	—	—	—	—	—	(12,302)	(12,302)
Restricted stock awards, net of forfeitures	—	—	—	—	1,653	17	(17)	—	—
Exchange of preferred stock for common stock	(1,161)	(12)	(968)	(10)	5,539	55	17,264	(17,297)	—
Stock-based compensation	—	—	—	—	—	—	25,888	—	25,888
Net income	—	—	—	—	—	—	—	40,318	40,318

BALANCE, September 30, 2014	1,839	$18	3,532	$35	58,561	$586	$1,077,712	$381	$1,078,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,318	$12,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	225,297	76,368
Stock-based compensation expense	25,888	14,369
Net (gains) losses on commodity derivative contracts	(6,399)	13,812
Net cash settlement paid on commodity derivative contracts	(9,652)	(3,083)
Premiums paid on derivative contracts	(241)	(528)
Amortization of debt issuance costs	7,215	5,830
Accretion of debt discount (premium)	654	32
Deferred taxes	21,946	(3,668)
Changes in operating assets and liabilities:
Accounts receivable	(52,957)	(29,903)
Other current assets	(10,734)	(301)
Accounts payable	(29,594)	8,427
Accounts payable—related entities	257	(12,672)
Other payables	1,818	932
Accrued liabilities	58,864	26,413

Net cash provided by operating activities	272,680	108,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(532,300)	(295,670)
Payments for other property and equipment	(9,581)	(1,665)
Acquisitions of oil and natural gas properties	(558,113)	(402,669)
Purchases of investments	—	(10,000)
Sale of investments	—	11,591

Net cash used in investing activities	(1,099,994)	(698,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	100,000	236,000
Repayment of borrowings	(100,000)	(236,000)
Issuance of senior notes, net of premium (discount)	1,152,250	593,000
Issuance of common stock	176,250	253,920
Issuance of preferred stock	—	225,000
Payments for offering costs	(8,731)	(20,861)
Financing costs	(37,412)	(23,104)
Preferred dividends paid	(12,302)	(7,556)
Purchase of common stock	—	(1,058)

Net cash provided by financing activities	1,270,055	1,019,341

Increase in cash and cash equivalents	442,741	429,652
Cash and cash equivalents, beginning of period	153,531	50,347

Cash and cash equivalents, end of period	$596,272	$479,999

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$19,236	$2,833
Change in accrued capital expenditures	34,789	38,842
Capital expenditures in accounts payable	—	18,352
Purchase of oil and natural gas properties in exchange for common stock	—	7,520
Accrued preferred stock dividends	—	5,485
Common stock issued in exchange for preferred stock	123,731	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$24,527	$2,020

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

        As of September 30, 2014, the Company's significant accounting policies are consistent with those discussed in Note 2 in the notes to the Company's consolidated financial statements contained in its 2013 Annual Report.

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

Catarina Acquisition

        On June 30, 2014, we completed our acquisition of the Catarina properties (the "Catarina acquisition") for an aggregate adjusted purchase price of $559.3 million. The effective date of the transaction was January 1, 2014. The purchase price was funded with a portion of the proceeds from the issuance of the $850 million senior unsecured 6.125% notes due 2023 (the "Original 6.125% Notes") and cash on hand. The purchase price allocation for the Catarina acquisition is preliminary and is subject to further adjustments and the settlement of certain post-closing adjustments with the

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Acquisitions (Continued)

seller. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$443,349
Unproved properties	127,945
Other assets acquired	2,682

Fair value of assets acquired	573,976
Asset retirement obligations	(14,723)

Fair value of net assets acquired	$559,253

Wycross Acquisition

        On October 4, 2013, we completed our acquisition of the Wycross properties (the "Wycross acquisition") for an aggregate adjusted purchase price of $229.6 million. The effective date of the transaction was July 1, 2013. The purchase price was funded with proceeds from the issuance of the Additional 7.75% Notes (defined in Note 6 "Long-Term Debt"), the issuance of 11,040,000 shares of common stock, and cash on hand. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

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

        The purchase price was funded with borrowings under the Company's Amended and Restated Credit Agreement (defined in Note 6 "Long-Term Debt"), cash on hand, and proceeds from the Company's private placement of the Series B Convertible Perpetual Preferred Stock. The total purchase

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 3. Acquisitions (Continued)

price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$265,466
Unproved properties	16,745

Fair value of assets acquired	282,211
Asset retirement obligations	(1,138)
Other liabilities assumed	(190)

Fair value of net assets acquired	$280,883

Pro Forma Operating Results

        The following pro forma combined results for the three and nine months ended September 30, 2014 and 2013 reflect the consolidated results of operations of the Company as if the Catarina acquisition and related financing had occurred on January 1, 2013 and the Wycross and Cotulla acquisitions and related financings had occurred on January 1, 2012. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and stock dividends for the issuance of preferred stock.

        The unaudited pro forma combined financial statements give effect to the events set forth below:

  •
  The Catarina acquisition completed on June 30, 2014.

  •
  Issuance of the Original 6.125% Notes to finance a portion of the Catarina acquisition, and the related adjustments to interest expense.

  •
  The Cotulla acquisition completed on May 31, 2013.

  •
  The increase in borrowings under the Amended and Restated Credit Agreement to finance a portion of the Cotulla acquisition, and the related adjustments to interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$207,350	$229,517	$652,913	$577,380

Net income attributable to common stockholders	$47,829	$13,295	$39,523	$23,496

Net income per common share, basic	$0.86	$0.37	$0.77	$0.66

Net income per common share, diluted	$0.76	$0.35	$0.77	$0.66

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

Post-Acquisition Operating Results

        The amounts of revenue and excess of revenues over direct operating expenses included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, for the Catarina, Wycross and Cotulla acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$116,279	$40,267	$225,687	$48,741

Excess of revenues over direct operating expenses	$83,841	$29,890	$170,346	$34,819

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 4. Cash and Cash Equivalents

        As of September 30, 2014 and December 31, 2013, cash and cash equivalents consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash at banks	$96,228	$48,326
Money market funds	500,044	105,205

Total cash and cash equivalents	$596,272	$153,531

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

        Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for "basis" or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. No impairment expense was recorded for the three and nine month periods ended September 30, 2014 or 2013.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Long-Term Debt

        Long-term debt as of September 30, 2014 consisted of $1.15 billion face value of 6.125% senior notes (the "6.125% Notes," consisting of $850 million in Original 6.125% Notes and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million) maturing on January 15, 2023, and $600 million principal amount of 7.75% senior notes (the "7.75% Notes," consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes, which were issued at a discount to face value of $7.0 million) maturing on June 15, 2021. As of September 30, 2014, the Company's long-term debt consisted of the following:

	Interest Rate	Maturity date	Amount Outstanding (in thousands)
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—
7.75% Notes	7.75%	June 15, 2021	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000

			1,750,000
Unamortized discount on Additional 7.75% Notes			(6,063)
Unamortized premium on Additional 6.125% Notes			2,225

Total long-term debt			$1,746,162

        Interest expense in the Company's condensed consolidated income statement includes (if applicable for a given period): (i) interest on our 7.75% Notes, (ii) interest on our 6.125% Notes, (iii) interest expense and commitment fees on our Amended and Restated Credit Agreement, (iv) interest expense and commitment fees on our Second Amended and Restated Credit Agreement (defined below), (v) amortization of debt issuance costs, (vi) amortization of the discount to face value on the Additional 7.75% Notes and (vii) amortization of the premium to face value on the Additional 6.125% Notes. For the three and nine months ended September 30, 2014 and 2013, the Company's interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest on senior notes	$(25,316)	$(8,198)	$(48,999)	$(9,731)
Interest expense and commitment fees on credit agreements	(384)	—	(1,277)	(2,020)
Amortization of debt issuance costs	(1,710)	(1,230)	(7,215)	(5,830)
Amortization of discount on Additional 7.75% Notes	(227)	(32)	(679)	(32)
Amortization of premium on Additional 6.125% Notes	25	—	25	—

Total interest expense	$(27,612)	$(9,460)	$(58,145)	$(17,613)

Credit Facility

        Previous Credit Agreement:    On May 31, 2013, we and our subsidiaries, SEP Holdings III, LLC ("SEP III"), SN Marquis LLC ("SN Marquis") and SN Cotulla Assets, LLC ("SN Cotulla"), collectively, as the borrowers, entered into a revolving credit facility represented by a $500 million

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent and RBC Capital Markets as sole lead arranger and sole book runner and each of the other lenders party thereto (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement was to mature on May 31, 2018.

        On May 12, 2014, the Company borrowed $100 million under the Amended and Restated Credit Agreement. The Company used proceeds from the issuance of the Original 6.125% Notes to repay the $100 million outstanding.

        Second Amended and Restated Credit Agreement:    On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner and the lenders party thereto (the "Second Amended and Restated Credit Agreement"). The Company has elected an available commitment amount under the Second Amended and Restated Credit Agreement of $300 million. Additionally, the Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $50 million and the total availability thereunder. As of September 30, 2014, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and elected commitment. The borrowing base under the Second Amended and Restated Credit Agreement was set at $362.5 million upon issuance of the Additional 6.125% Notes. However, the Company elected a commitment amount of $300 million, with the ability to increase the available commitment up to the $362.5 million approved borrowing base upon written notice from the Company and compliance with certain conditions, including the consent of any lenders whose commitment is increased. All of the elected commitment was available for future revolver borrowings as of September 30, 2014.

        The Second Amended and Restated Credit Agreement matures on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement can be subsequently redetermined up or down by the lenders based on, among other things, their evaluation of the Company's and its restricted subsidiaries' oil and natural gas reserves. Redeterminations of the borrowing base are scheduled to occur semi-annually on or before April 1 and October 1 of each year, beginning on October 1, 2014. The borrowing base is also subject to (i) automatic reduction by 25% of the amount of any increase in the Company's high yield debt, (ii) interim redetermination at the request of the Company once between each scheduled redetermination and (iii) if the required lenders so direct in connection with asset sales and swap terminations involving more than 10% of the value in the most recent reserve report. The current redetermination of the Company's borrowing base is in process, and we expect the redetermination to be completed in November 2014.

        The Company's obligations under the Second Amended and Restated Credit Agreement are secured by a first priority lien on substantially all of the Company's assets and the assets of its existing and future subsidiaries not designated as "unrestricted subsidiaries," including a first priority lien on all

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

ownership interests in existing and future subsidiaries not designated as "unrestricted subsidiaries." The obligations under the Second Amended and Restated Credit Agreement are guaranteed by all of the Company's existing and future subsidiaries not designated as "unrestricted subsidiaries."

        At the Company's election, borrowings under the Second Amended and Restated Credit Agreement may be made on an alternate base rate or an adjusted eurodollar rate basis, plus an applicable margin. The applicable margin varies from 0.50% to 1.50% for alternate base rate borrowings and from 1.50% to 2.50% for eurodollar borrowings, depending on the utilization of the borrowing base. Furthermore, the Company is also required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the elected commitment.

        The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company's ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates, hedge transactions and make certain acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark to market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 at all times, commencing with the fiscal quarter ending September 30, 2014 and (ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0 as of the last day of any fiscal quarter, commencing with the fiscal quarter ending September 30, 2014.

        From time to time, the agents, arrangers, book runners and lenders under the Second Amended and Restated Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions. As of September 30, 2014, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

        Bridge Commitment:    In connection with the Catarina acquisition we obtained a commitment (the "Bridge Commitment") from Royal Bank of Canada, RBC Capital Markets, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Capital One, National Association and SunTrust Bank to provide, arrange, bookrun and agent, as applicable, a senior unsecured bridge facility (the "Bridge Facility"), in an aggregate amount up to $300 million (reduced by the aggregate principal amount of the Additional 6.125% Notes). The Bridge Commitment was set to expire upon the earliest to occur of (a) August 19, 2014, (b) the date of execution and delivery of definitive bridge documentation by us and the lenders under the Bridge Facility or (c) the termination of the commitments by us. The Company terminated the Bridge Commitment upon the execution of the Second Amended and Restated Credit Agreement on June 30, 2014 and wrote off $3.9 million in costs associated with obtaining the Bridge Commitment to interest expense at that time.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

7.75% Senior Notes Due 2021

        On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of our 7.75% senior notes that will mature on June 15, 2021 (the "Original 7.75% Notes"). Interest is payable on each June 15 and December 15. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers' discounts and offering expenses, which we used to repay outstanding indebtedness under our credit facilities. The Original 7.75% Notes are senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of our existing and future subsidiaries.

        On September 18, 2013, we issued an additional $200 million in aggregate principal amount of our 7.75% senior notes due 2021 (the "Additional 7.75% Notes" and, together with the Original 7.75% Notes, the 7.75% Notes) in a private offering at an issue price of 96.5% of the Additional 7.75% Notes. We received net proceeds of $188.8 million (after deducting the initial purchasers' discounts and offering expenses of $4.2 million) from the sale of the Additional 7.75% Notes. The Company also received cash for accrued interest from June 13, 2013 through the date of issuance of $4.1 million. The Additional 7.75% Notes were issued under the same indenture as the Original 7.75% Notes, and are therefore treated as a single class of securities under the indenture. We used the net proceeds from the offering to partially fund the Wycross acquisition completed in October 2013, a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

        The 7.75% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 7.75% Notes rank senior in right of payment to our future subordinated indebtedness. The 7.75% Notes are effectively junior in right of payment to all of our existing and future secured debt (including under our Second Amended and Restated Credit Agreement) to the extent of the value of the assets securing such debt. The 7.75% Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the 7.75% Notes. To the extent set forth in the indenture governing the 7.75% Notes, certain of our subsidiaries will be required to fully and unconditionally guarantee the 7.75% Notes on a joint and several senior unsecured basis in the future.

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

        We have the option to redeem all or a portion of the 7.75% Notes, at any time on or after June 15, 2017 at the applicable redemption prices specified in the indenture plus accrued and unpaid interest. We may also redeem the 7.75% Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date, at any time prior to June 15, 2017. In addition, we may redeem up to 35% of the 7.75% Notes prior to June 15, 2016 under certain circumstances with an amount not greater than the net cash proceeds of one or more equity offerings at the redemption

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

price specified in the indenture. We may also be required to repurchase the 7.75% Notes upon a change of control or if we sell certain of our assets.

        On July 18, 2014, we completed an exchange offer of $600 million aggregate principal amount of the 7.75% Notes that had been registered under the Securities Act of 1933, as amended (the "Securities Act"), for an equal amount of the 7.75% Notes that had not been registered under the Securities Act.

6.125% Senior Notes Due 2023

        On June 27, 2014, the Company completed a private offering of the Original 6.125% Notes. Interest is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers' discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its Amended and Restated Credit Agreement and to finance a portion of the purchase price of the Catarina acquisition. We intend to use the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company's existing and future subsidiaries.

        On September 12, 2014, we issued an additional $300 million in aggregate principal amount of our 6.125% senior notes due 2023 (the "Additional 6.125% Notes" and, together with the Original 6.125% Notes, the 6.125% Notes and, together with the 7.75% Notes, the "Senior Notes") in a private offering at an issue price of 100.75% of the Additional 6.125% Notes. We received net proceeds of $295.9 million, after deducting the initial purchasers' discounts, adding premiums to face value of $2.3 million and deducting estimated offering expenses of $6.4 million. The Company also received cash for accrued interest from June 27, 2014 through the date of the issuance of $3.8 million, for total net proceeds of $299.7 million from the sale of the Additional 6.125% Notes. The Additional 6.125% Notes were issued under the same indenture as the Original 6.125% Notes, and are therefore treated as a single class of securities under the indenture. We intend to use the net proceeds from the offering to fund a portion of the 2014 and 2015 capital budgets, and for general corporate purposes.

        The 6.125% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 6.125% Notes rank senior in right of payment to the Company's future subordinated indebtedness. The 6.125% Notes are effectively junior in right of payment to all of the Company's existing and future secured debt (including under the Second Amended and Restated Credit Agreement) to the extent of the value of the assets securing such debt. The 6.125% Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the 6.125% Notes. To the extent set forth in the indenture governing the 6.125% Notes, certain of our subsidiaries will be required to fully and unconditionally guarantee the 6.125% Notes on a joint and several senior unsecured basis in the future.

        The indenture governing the 6.125% Notes, among other things, restricts our ability and our restricted subsidiaries' ability to: (i) incur, assume or guarantee additional indebtedness or issue certain

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

types of equity securities; (ii) pay distributions on, purchase or redeem shares or purchase or redeem subordinated debt; (iii) make certain investments; (iv) enter into certain transactions with affiliates; (v) create or incur liens on their assets; (vi) sell assets; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) restrict distributions or other payments from the Company's restricted subsidiaries; and (ix) designate subsidiaries as unrestricted subsidiaries.

        The Company has the option to redeem all or a portion of the 6.125% Notes, at any time on or after July 15, 2018 at the applicable redemption prices specified in the indenture plus accrued and unpaid interest. The Company may also redeem the 6.125% Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date, at any time prior to July 15, 2018. In addition, the Company may redeem up to 35% of the 6.125% Notes prior to July 15, 2017 under certain circumstances with an amount not greater than the net cash proceeds of one or more equity offerings at the redemption price specified in the indenture. The Company may also be required to repurchase the 6.125% Notes upon a change of control or if we sell certain Company assets.

Note 7. Derivative Instruments

        To reduce the impact of fluctuations in oil and natural gas prices on the Company's revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. The Company further uses enhanced swaps for a portion of its commodity price hedging activities. An enhanced swap is a product created by simultaneously selling an out of the money put and using the premium value from the sale to modify or "enhance" the value of a swap executed at the same time. The transaction provides an absolute minimum price at the enhanced swap strike price until the put strike price level is reached at which point the Company receives the market price plus the difference between the enhanced swap price and the put strike price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company's intention to enter into derivative contracts for speculative trading purposes.

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

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7. Derivative Instruments (Continued)

        As of September 30, 2014, the Company had the following crude oil swaps, collars, and put spreads covering anticipated future production:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
October 1, 2014 - December 31, 2014	Swap	69,000	$92.00	n/a	NYMEX WTI
October 1, 2014 - December 31, 2014	Swap	69,000	$91.35	n/a	NYMEX WTI
October 1, 2014 - December 31, 2014	Swap	69,000	$92.45	n/a	NYMEX WTI
October 1, 2014 - December 31, 2014	Swap	92,000	$95.45	n/a	NYMEX WTI
October 1, 2014 - December 31, 2014	Swap	92,000	$93.25	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015(1)	Swap	365,000	$89.65	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015(1)	Swap	365,000	$90.05	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015(1)	Swap	365,000	$88.48	n/a	NYMEX WTI
January 1, 2015 - December 31, 2015	Swap	365,000	$88.35	n/a	NYMEX WTI
October 1, 2014 - December 31, 2014	Collar	92,000	$90.00	$99.10	NYMEX WTI
October 1, 2014 - December 31, 2014	Put Spread	92,000	$90.00	$75.00	NYMEX WTI

(1)
In October 2014, the Company modified these crude oil swaps to create crude oil enhanced swaps. See Note 17 "Subsequent Events" for a description of the modified transactions covering anticipated future production.

        As of September 30, 2014, the Company had the following crude oil enhanced swaps covering anticipated future production:

Contract Period	Barrels	Purchased	Put	Pricing Index
January 1, 2015 - December 31, 2015	365,000	$91.46	$75.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$93.13	$75.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$92.20	$75.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$91.46	$75.00	NYMEX WTI
January 1, 2015 - December 31, 2015	182,500	$92.00	$75.00	NYMEX WTI

        As of September 30, 2014, the Company had the following natural gas swaps and collars covering anticipated future production:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
October 1, 2014 - December 31, 2014	Swap	184,000	$4.23	n/a	NYMEX NG
October 1, 2014 - December 31, 2014	Swap	184,000	$4.23	n/a	NYMEX NG
October 1, 2014 - December 31, 2014	Swap	184,000	$4.24	n/a	NYMEX NG
October 1, 2014 - December 31, 2014	Swap	184,000	$4.61	n/a	NYMEX NG
January 1, 2015 - December 31, 2015	Swap	3,650,000	$4.01	n/a	NYMEX NG
October 1, 2014 - December 31, 2014	Collar	184,000	$4.00	$4.50	NYMEX NG

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7. Derivative Instruments (Continued)

        As of September 30, 2014, the Company had the following natural gas enhanced swaps covering anticipated future production:

Contract Period	Mmbtu	Purchased	Put	Pricing Index
January 1, 2015 - December 31, 2015	2,190,000	$4.44	$3.75	NYMEX NG
January 1, 2015 - December 31, 2015	1,095,000	$4.40	$3.75	NYMEX NG
January 1, 2015 - December 31, 2015	730,000	$4.50	$3.75	NYMEX NG
January 1, 2015 - December 31, 2015	3,650,000	$4.21	$3.75	NYMEX NG

        As of September 30, 2014, the Company had the following three-way crude oil collar contracts that combine a long and short put with a short call:

Contract Period	Barrels	Short Put	Long Put	Short Call	Pricing Index
October 1, 2014 - December 31, 2014	138,000	$65.00	$85.00	$102.25	NYMEX WTI
October 1, 2014 - December 31, 2014	92,000	$75.00	$95.00	$107.50	LLS
October 1, 2014 - December 31, 2014	92,000	$75.00	$90.00	$96.22	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$95.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$70.00	$85.00	$94.75	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$75.00	$90.00	$97.00	NYMEX WTI
January 1, 2015 - December 31, 2015	365,000	$75.00	$90.00	$97.25	NYMEX WTI

        As of September 30, 2014, the Company had the following three-way natural gas contracts that combine a long and short put with a short call:

Contract Period	Mmbtu	Short Put	Long Put	Short Call	Pricing Index
October 1, 2014 - December 31, 2015	2,285,000	$3.50	$4.00	$4.90	NYMEX NG
October 1, 2014 - December 31, 2015	2,285,000	$3.50	$4.00	$4.90	NYMEX NG

        The Company deferred the payment of premiums associated with certain of its oil derivative instruments. On September 30, 2014 and December 31, 2013, the balances of deferred payments totaled $5.2 million and $5.6 million, respectively. The monthly premiums are being paid to the counterparty with each monthly settlement until maturity in January 2015 and 2016, respectively.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 7. Derivative Instruments (Continued)

        The following table sets forth a reconciliation of the changes in fair value of the Company's commodity derivatives for the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Beginning fair value of commodity derviatives	$(3,397)	$2,145
Net gains (losses) on crude oil derivatives	5,614	(16,891)
Net gains (losses) on natural gas derivatives	785	(47)
Net settlements on derivative contracts:
Crude oil	9,382	5,755
Natural gas	270	32
Net premiums incurred on derivative contracts:
Crude oil	—	5,609

Ending fair value of commodity derivatives	$12,654	$(3,397)

Balance Sheet Presentation

        The Company's derivatives are presented on a net basis as "Fair value of derivative instruments" on the condensed consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company's condensed consolidated balance sheets (in thousands):

	September 30, 2014
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Presented in the Condensed Consolidated Balance Sheets
Offsetting Derivative Assets:
Current asset	$17,212	$(7,464)	$9,748
Long-term asset	6,684	(3,609)	3,075

Total asset	$23,896	$(11,073)	$12,823

Offsetting Derivative Liabilities:
Current liability	$(7,502)	$7,464	$(38)
Long-term liability	(3,740)	3,609	(131)

Total liability	$(11,242)	$11,073	$(169)

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

Fair Value on a Recurring Basis

        The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$500,044	$—	$—	$500,044
Oil derivative instruments:
Swaps	—	2,833	—	2,833
Enhanced Swaps	—	—	4,746	4,746
Three-way collars	—	—	3,827	3,827
Collars	—	—	179	179
Puts	—	—	28	28
Gas derivative instruments:
Swaps	—	206	—	206
Enhanced Swaps	—	—	486	486
Three-way collars	—	—	342	342
Collars	—	—	7	7

Total	$500,044	$3,039	$9,615	$512,698

	As of December 31, 2013
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$105,205	$—	$—	$105,205
Oil derivative instruments:
Swaps	—	(2,841)	—	(2,841)
Three-way collars	—	—	(398)	(398)
Collars	—	—	3	3
Puts	—	—	(146)	(146)
Gas derivative instruments:
Swaps	—	(37)	—	(37)
Collars	—	—	22	22

Total	$105,205	$(2,878)	$(519)	$101,808

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Fair Value of Financial Instruments (Continued)

        Financing arrangements:    The Company filed a registration statement for its 7.75% Notes in an exchange offer filed with the SEC, which became effective on June 20, 2014, creating an active market for the 7.75% Notes, and as such, results in a Level 1 fair value measurement. The estimated fair value of the 7.75% Notes was $645 million as of September 30, 2014, and was calculated using quoted market prices based on trades of such debt as of that date. The Company uses a market approach to determine fair value of its unregistered 6.125% Notes using observable market data, which results in a Level 2 fair value measurement. The estimated fair value of the 6.125% Notes was $1,138.5 million as of September 30, 2014, and was calculated using quoted market prices based on trades of such debt as of that date.

        Financial Instruments:    The Level 1 instruments presented in the table above consist of money market funds included in cash and cash equivalents on the Company's condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013. The Company's money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

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

        The fair values of the Company's derivative instruments classified as Level 3 as of September 30, 2014 and December 31, 2013 were $9.6 million and ($0.5) million, respectively. The significant unobservable inputs for Level 3 contracts include unpublished forward prices of commodities, market volatility and credit risk of counterparties. Changes in these inputs will impact the fair value measurement of the Company's derivative contracts.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 8. Fair Value of Financial Instruments (Continued)

        The following table sets forth a reconciliation of changes in the fair value of the Company's derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$(16,774)	$3,003	$(519)	$3,015
Total gains (losses) included in earnings	26,189	(4,305)	8,389	(4,154)
Net settlements on derivative contracts	200	718	1,745	555

Ending balance	$9,615	$(584)	$9,615	$(584)

Gains (losses) included in earnings related to derivatives still held as of September 30, 2014 and 2013	$26,747	$(3,338)	$10,492	$(2,445)

Fair Value on a Non-Recurring Basis

        The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. Fair value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocations for the Catarina, Cotulla and Wycross acquisitions are presented in Note 3 "Acquisitions." Liabilities assumed include asset retirement obligations existing at the date of acquisition. The asset retirement obligation estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company's asset retirement obligations is presented in Note 9 "Asset Retirement Obligations."

        In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company's Series A Preferred Stock and Series B Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. The fair value of the common stock issued is based on the price of the Company's common stock on the date of issuance. As there is an active market for the Company's common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company's common stock and preferred stock issuances and redemptions is presented in Note 12 "Stockholders' Equity."

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

        The changes in the asset retirement obligation for the nine months ended September 30, 2014 and the year ended December 31, 2013 were as follows (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Abandonment liability, beginning of period	$4,130	$546
Liabilities incurred during period	2,475	1,122
Acquisitions	14,723	1,296
Revisions	2,038	968
Accretion expense	682	198

Abandonment liability, end of period	$24,048	$4,130

        During the first quarter of 2014, the Company reviewed its asset retirement obligation estimates. A quote was obtained from a third party that indicated anticipated costs for future abandonment had increased from previous estimates. As a result, the Company increased its estimates of future asset retirement obligations by $2.0 million to reflect anticipated increased costs for plugging and abandonment. During the first quarter of 2013, the Company performed a similar exercise to update its asset retirement obligation estimates. As a result, the Company increased its estimates of future asset retirement obligations by $1.0 million to reflect anticipated increased costs for plugging and abandonment.

Note 10. Related Party Transactions

        Sanchez Oil & Gas Corporation ("SOG"), headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG, Sanchez Energy Partners I, LP, and their affiliates (but excluding the Company), collectively, as the "Sanchez Group."

        The Company does not have any employees. On December 19, 2011, it entered into a services agreement with SOG pursuant to which specified employees of SOG provide certain services with respect to the Company's business under the direction, supervision and control of SOG. Pursuant to this arrangement, SOG performs centralized corporate functions for the Company, such as general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals. The Company compensates SOG for the services at a price equal to SOG's cost of providing such services, including all direct costs and indirect administrative and overhead costs (including the allocable portion of salary, bonus, incentive compensation and other amounts paid to persons that provide the services on SOG's behalf) allocated

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 10. Related Party Transactions (Continued)

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

        Salaries and associated benefit costs of SOG employees are allocated to the Company based on the actual time spent by the professional staff on the properties and business activities of the Company. General and administrative costs, such as office rent, utilities, supplies, and other overhead costs, are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on the activity levels of services provided to the Company. General and administrative costs that are specifically incurred by or for the specific benefit of the Company are charged directly to the Company. Expenses allocated to the Company for general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative fees	$5,982	$4,638	$18,444	$10,540
Third party expenses	2,452	2,287	5,135	4,571

Total included in general and administrative expenses	$8,434	$6,925	$23,579	$15,111

        As of September 30, 2014 and December 31, 2013, the Company had a net payable to SOG and other members of the Sanchez Group of $1.2 million and $1.0 million, respectively, which are reflected as "Accounts payable—related entities" in the condensed consolidated balance sheets. The net payables consist primarily of obligations for general and administrative costs due to SOG and revenue payable to affiliated entities.

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

        We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill our obligations in a timely manner with regard to the initial TMS well commitment, we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all of our rights to the TMS acreage. We also have the right to continue drilling within the AMI after fulfilling the minimum well commitment by carrying SR for an additional 3 gross (1.5 net) TMS wells. We intend to carry SR in the additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in early 2015.

Note 11. Accrued Liabilities

        The following information summarizes accrued liabilities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Capital expenditures	$121,671	$86,883
General and administrative costs	6,590	550
Production taxes	5,126	2,903
Ad valorem taxes	5,859	981
Lease operating expenses	25,347	8,977
Interest payable	31,515	2,161

Total accrued liabilities	$196,108	$102,455

Note 12. Stockholders' Equity

        Common Stock Offerings—On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters' overallotment option), at an issue price of $23.00 per share. The Company received net proceeds from this offering of $241.4 million, after deducting underwriters' fees and offering expenses of $12.5 million. The Company used the net proceeds from the offering to partially

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12. Stockholders' Equity (Continued)

fund the Wycross acquisition completed in October 2013 and a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

        On June 12, 2014, the Company completed a public offering of 5,000,000 shares of common stock, at an issue price of $35.25 per share. The Company received net proceeds from this offering of $167.6 million, after deducting underwriters' fees and offering expenses of $8.7 million. The Company intends to use the net proceeds from the offering to partially fund the 2014 capital budget and for general corporate purposes.

        Series A Convertible Perpetual Preferred Stock Offering—On September 17, 2012, the Company completed a private placement of 3,000,000 shares of Series A Convertible Perpetual Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The issue price of each share of the Series A Convertible Perpetual Preferred Stock was $50.00. The Company received net proceeds from the private placement of $144.5 million, after deducting initial purchasers' discounts and commissions and offering costs payable by the Company of $5.5 million. Pursuant to the Certificate of Designations for the Series A Convertible Perpetual Preferred Stock, each share of Series A Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series A Convertible Perpetual Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. No dividends were accrued or accumulated prior to September 17, 2012. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of September 30, 2014, all dividends accumulated through that date had been paid.

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

        Each share of Series B Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, 8,255,055 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series B Convertible Perpetual Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of September 30, 2014, all dividends accumulated through that date had been paid.

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

        Preferred Stock Exchanges—On February 12, 2014 and February 13, 2014, the Company entered into exchange agreements with certain holders (the "February 2014 Holders") of the Company's

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12. Stockholders' Equity (Continued)

Series A Convertible Perpetual Preferred Stock, and of Series B Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of (i) 947,490 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,425,574 shares of the Company's common stock, and (ii) 756,850 shares of the Series B Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,021,066 shares of common stock.

        Additionally, on May 29, 2014, the Company entered into exchange agreements with certain holders (the "May 2014 Holders") of the Company's Series A Convertible Perpetual Preferred Stock, and of Series B Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of (i) 166,025 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 418,715 shares of the Company's common stock, and (ii) 210,820 shares of the Series B Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 553,980 shares of common stock.

        Further, on August 28, 2014, the Company entered into exchange agreements with certain holders (the "August 2014 Holders," and together with the May 2014 Holders and the February 2014 Holders, the "Holders") of the Company's Series A Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of 47,500 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 119,320 shares of the Company's common stock.

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

        The Company has determined the fair value of consideration transferred to the Holders and the fair value of consideration transferrable pursuant to the original conversion terms. The $13.9 million, $3.1 million and $0.3 million excess of the fair value of the shares of common stock issued over the carrying value of the Series A Preferred Stock and Series B Preferred Stock redeemed in connection with the exchange agreements entered into in February, May and August, respectively, has been reflected as an additional preferred stock dividend, that is, as a reduction of retained earnings to arrive at net income attributable to common shareholders in our condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12. Stockholders' Equity (Continued)

        Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$49,031	$3,880	$40,318	$12,696
Less:
Preferred stock dividends	(4,274)	(5,485)	(29,599)	(13,041)
Net income allocable to participating securities(1)(2)	(2,068)	—	(495)	—

Net income (loss) attributable to common stockholders	$42,689	$(1,605)	$10,224	$(345)

Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	55,732	34,737	51,153	33,651
Dilutive shares(3)(4)(5)(6)	12,608	—	—	—

Denominator for diluted net income (loss) per common share	68,340	34,737	51,153	33,651

Net income (loss) per common share—basic	$0.77	$(0.05)	$0.20	$(0.01)

Net income (loss) per common share—diluted	$0.69	$(0.05)	$0.20	$(0.01)

(1)
The Company's restricted shares of common stock are participating securities.

(2)
For the three and nine months ended September 30, 2013, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

(3)
The nine months ended September 30, 2014 excludes 1,290,637 shares of weighted average restricted stock and 13,863,738 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(4)
The three months ended September 30, 2014 includes 12,607,521 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock in the calculation of the denominator for diluted earnings per common share as these shares were dilutive. In addition, the related preferred stock dividends of $4,274,445 were not deducted from net income in computing the numerator used in the calculation of diluted earnings per common share.

(5)
The three months ended September 30, 2014 excludes 863,412 shares of weighted average restricted stock in the calculation of the denominator for diluted net income per common share as these shares were anti-dilutive.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 12. Stockholders' Equity (Continued)

(6)
The three and nine months ended September 30, 2013 excludes 410,779 and 625,920 shares of weighted average restricted stock and 17,491,500 and 14,141,800 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

        The Company recognized the following stock-based compensation expense for the periods indicated which is reflected as general and administrative expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock awards, directors	$171	$242	$731	$473
Restricted stock awards, non-employees	(161)	6,415	25,157	13,896

Total stock-based compensation expense	$10	$6,657	$25,888	$14,369

        Based on the $26.26 per share closing price of the Company's common stock on September 30, 2014, there was $48.7 million of unrecognized compensation cost related to these non-vested restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 1.8 years.

        A summary of the status of the non-vested shares as of September 30, 2014 is presented below (in thousands):

Number of Non-Vested Shares
Non-vested common stock as of December 31, 2013	1,758
Granted	1,966
Vested	(692)
Forfeited	(313)

Non-vested common stock as of September 30, 2014	2,719

        As of September 30, 2014, approximately 4.6 million shares remain available for future issuance to participants.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 14. Income Taxes

        The Company's estimated annual effective income tax rates are used to allocate expected annual income tax expense to interim periods. The rates are determined based on the ratio of estimated annual income tax expense to estimated annual income before income taxes by taxing jurisdiction, except for discrete items, which are significant, unusual or infrequent items for which income taxes are computed and recorded in the interim period in which the specific transaction occurs. The estimated annual effective income tax rates are applied to the year-to-date income before income taxes by taxing jurisdiction to determine the income tax expense allocated to the interim period. The Company updates its estimated annual effective income tax rate at the end of each quarterly period considering the geographic mix of income based on the tax jurisdictions in which the Company operates. Actual results that are different from the assumptions used in estimating the annual effective income tax rate will impact future income tax expense. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company's effective tax rate of 35.2% for the three and nine months ended September 30, 2014 is related to non-deductible general and administrative expenses recorded during the period.

        As of September 30, 2014, the Company had estimated net operating loss carryforwards of $707.4 million, which will begin to expire in 2031.

        In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets will be realized and therefore reversed the valuation allowance against its net deferred tax asset in the third quarter of 2013. There was no change in the valuation allowance during the three and nine months ended September 30, 2014. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

        As of September 30, 2014, the Company had no material uncertain tax positions.

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

        On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the "Delaware Derivative Action"). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company's purchase of working

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15. Commitments and Contingencies (Continued)

interests in the TMS from Sanchez Resources. Plaintiffs alleged breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against Sanchez Resources, Eduardo Sanchez, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014. Briefing concerning the motions to dismiss concluded on June 27, 2014. A hearing was held on August 11, 2014, on the motions to dismiss, but the court has not ruled at this time. The Consolidated Derivative Actions are in their preliminary stages, and the Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

        On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas) (the "Texas State Derivative Action"). The complaint alleged a breach of fiduciary duty, corporate waste and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. On March 14, 2014, this action was stayed following a ruling on the motion to dismiss in the Delaware Derivative Action. This action is in its preliminary stages and currently subject to the stay, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        On February 12, 2014, a derivative action was filed in the United States District Court for the Southern District of Texas, Houston Division, against the Company and certain of its officers and directors, styled Bartlinski v. Sanchez, No. 4:14-cv-00341 (S.D. Tex.) (the "Texas Federal Derivative Action"). The complaint alleged a violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9. Defendants filed a motion to dismiss on April 10, 2014, and the motion was granted on August 8, 2014. After the court granted the motion to dismiss, the plaintiff filed a motion asking for permission to file an amended complaint. Defendants oppose this motion, and it is still pending.

        Defendants believe that the allegations contained in the matters described above are without merit and intend to vigorously defend themselves against the claims raised.

        In addition, in connection with the TMS transactions, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. We also have the right to continue drilling within the AMI after fulfilling the minimum well commitment by carrying SR for an additional 3 gross (1.5 net) TMS wells. We intend to carry SR in the additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in early 2015.

        In connection with the Catarina acquisition, the 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Initially, such drilling obligation requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Initially, up to 30 wells drilled in excess of the minimum 50 wells in a

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 15. Commitments and Contingencies (Continued)

given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

        As of September 30, 2014, the Company had $51.8 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $36.1 million for a new corporate office lease that commences in the fourth quarter of 2014 and has an expiration date in March 2025, (ii) $8.0 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024 and (iii) $7.7 million for an acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas. This acreage lease agreement includes a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term.

        The Company's ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment. The Company has the right to terminate its lease obligation for its acreage in Kenedy County, Texas at any time without penalty with six months advanced written notice and payment of any accrued leasehold expenses.

Note 16. Subsidiary Guarantors

        The Company filed a registration statement on Form S-3 with the SEC, which became effective on January 14, 2013 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co-registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of September 30, 2014, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

        The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of debt securities which are guaranteed by its subsidiaries named therein. As of September 30, 2014, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

        The Company has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of its subsidiaries to distribute funds to the Company.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Note 17. Subsequent Events

        In October 2014, the Company entered into the following crude oil swaps:

Contract Period	Derivative Instrument	Barrels	Purchased	Sold	Pricing Index
January 1, 2015 - December 31, 2015	Swap	182,500	$85.50	n/a	NYMEX WTI
January 1, 2016 - December 31, 2016	Swap	366,000	$80.00	n/a	NYMEX WTI
January 1, 2016 - December 31, 2016	Swap	183,000	$80.15	n/a	NYMEX WTI
January 1, 2016 - December 31, 2016	Swap	366,000	$80.15	n/a	NYMEX WTI
January 1, 2016 - December 31, 2016	Swap	183,000	$80.15	n/a	NYMEX WTI

        In October 2014, the Company entered into the following natural gas swaps:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
January 1, 2015 - December 31, 2015	Swap	3,650,000	$3.91	n/a	NYMEX NG
January 1, 2016 - December 31, 2016	Swap	3,660,000	$3.92	n/a	NYMEX NG

        In October 2014, the Company modified certain crude oil swaps to create the following crude oil enhanced swaps:

Contract Period	Derivative Instrument	Barrels	Purchased	Put	Pricing Index
January 1, 2015 - December 31, 2015	Enhanced Swap	365,000	$92.15	$72.50	NYMEX WTI
January 1, 2015 - December 31, 2015	Enhanced Swap	365,000	$92.60	$72.50	NYMEX WTI
January 1, 2015 - December 31, 2015	Enhanced Swap	365,000	$90.93	$72.50	NYMEX WTI

        The modifications to these derivative transactions did not change the contract periods, volumes or counterparties. Further, there were no changes to the respective fair values of each crude oil swap on the condensed consolidated balance sheet as of September 30, 2014.

        In November 2014, the Company entered into the following natural gas enhanced swap:

Contract Period	Derivative Instrument	Mmbtu	Purchased	Sold	Pricing Index
January 1, 2015 - December 31, 2015	Enhanced Swap	3,650,000	$4.27	$3.75	NYMEX NG

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

Business Overview

        Sanchez Energy Corporation, a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 226,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 61,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 92% of our 2014 drilling and completion capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. During 2013, we significantly expanded our proved reserves, production and undeveloped acreage through a series of acquisitions beginning with the Cotulla acquisition in the Eagle Ford Shale in South Texas, which we closed on May 31, 2013. We acquired 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties of South Texas with 53 gross wells producing an estimated average of approximately 4,950 boe/d for the month of May 2013. The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves. We combined our new Cotulla assets with our previous Maverick area to form one operating area now known as our Cotulla area.

        In July 2013, we acquired approximately 10,300 net acres and approximately 250 boe/d of estimated production in Fayette, Gonzales and Lavaca Counties, Texas for approximately $29 million. This acquisition, now known as our Five Mile Creek development within our Marquis Area, is directly to the northwest of our Prost development project.

        On August 16, 2013, we completed an asset acquisition of approximately 40,000 net undeveloped acres in the TMS in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest and a 50/50 joint venture with our affiliate, SR. The joint venture currently controls approximately 138,000 gross and 100,000 net acres in what we believe to be the core of the TMS.

        On October 4, 2013, we closed our Wycross acquisition in the Eagle Ford Shale. At the effective date of July 1, 2013, this acquisition added approximately 11 mboe of net proved reserves, 2,000 boe/d of production and 3,600 net contiguous acres of leasehold in McMullen County, Texas.

        On June 30, 2014, we closed our Catarina acquisition in the Eagle Ford Shale with an effective date of January 1, 2014. Including the approximate $51 million deposit paid prior to closing, total consideration for the acquisition was approximately $559 million, comprised of the $639 million purchase price less approximately $80 million in normal and customary closing adjustments. The purchase price is subject to customary post-closing adjustments. Proved reserves as of the effective date were estimated to be approximately 60 mboe and were 57 mboe as of June 30, 2014 as a result of normal declines. The reserves that were produced were not replaced from the effective time to the closing date due to the substantial decrease in drilling and completion activity by the seller. Production during the time period from effective date to closing averaged approximately 22,200 boe/d.

        All proved reserves are covered under lease acreage that is held by production, which acreage amounted to approximately 29,000 acres. Under the lease we have a 100% working interest and 75% net revenue interest in the lease acreage over the Eagle Ford Shale formation from the top of the Austin Chalk formation to the base of the Buda Lime formation. Each producing horizontal well that is not in an existing unit already held by production holds 320 acres by its production. The 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Initially, such drilling obligation requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Initially, up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

Basis of Presentation

        The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Our Properties

  Eagle Ford Shale

        We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 226,000 net leasehold acres with an average working interest of approximately 93%. Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas, approximately 60 acre well-spacing for our Marquis area, and approximately 75 acre well-spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be up to 3,600 gross (3,400 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi-stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2014, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

        In our Marquis area, we have approximately 71,000 net operated acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $7 million and $11 million per well based on our historical well costs. We have drilled 40 horizontal wells in our Prost area of Marquis that had average 30 day production rates of approximately 700 boe/d. We have drilled 6 horizontal wells in our Five Mile Creek area of Marquis that had average 30 day production rates of approximately 500 boe/d. We have identified up to 900 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. For the year 2014, we plan to spend $270 - $285 million to spud 35 net wells and complete 32 net wells in our Marquis area.

        In our Cotulla area, we have approximately 40,000 net acres in Dimmit, Frio, LaSalle, Zavala and McMullen Counties, Texas with an average working interest of approximately 85%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 million and $9.0 million per well based on our historical well costs. Our primary focus areas in our Cotulla area are our Alexander Ranch and Wycross development projects. In our Alexander Ranch development project, 42 wells have been brought online with average 30 day production rates of approximately 500 boe/d. In our Wycross development project, 27 wells have been brought online with average 30 day production rates of approximately 600 boe/d. We have identified up to 740 gross (700 net) locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. For the year 2014, we plan to spend $190 - $210 million to spud and complete 28 net wells in our Cotulla area.

        In our Palmetto area, we have approximately 9,000 net acres in Gonzales County, Texas with an average working interest of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $7 million and $11 million per well based on our historical well costs. We have participated in the drilling of 59 gross wells on our acreage that had an average 30 day production rates of approximately 900 boe/d. We have identified up to 365 gross (175 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. For the year 2014, we plan to spend $45 - $55 million to spud 5 and complete 8 net wells in our Palmetto area.

        In our Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We recently brought online 9 upper Eagle Ford wells that were drilled by the previous operator with initial average 24 hour production rates of approximately 1,400 boe/d. For the year 2014, we plan to spend $205 - $215 million to spud 25 and complete 37 net wells in our Catarina area.

  Tuscaloosa Marine Shale

        In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock plus an initial 3 gross (1.5 net) well drilling carry. In connection with the TMS transactions, we established an AMI in the TMS with SR. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. The AMI currently holds rights to approximately 138,000 gross acres and 100,000 net acres.

        Total consideration for the transactions consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at $7.5 million. The total cash consideration provided to SR, an affiliate of the Company, was $14.4 million. The acquisitions were accounted for as the purchase of assets at cost at the acquisition date.

        We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. We also have the right to continue drilling within the AMI after fulfilling the minimum well commitment by carrying SR for an additional 3 gross (1.5 net) TMS wells. We intend to carry SR in the additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in early 2015.

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

        The average oil price, WTI Cushing, used in the SEC pricing methodology for calculating the PV-10 and Standardized Measures and for performing impairment tests under the full cost method, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended September 30, 2014 was $99.08 per barrel and the average natural gas price, at Henry Hub, and calculated in the same manner, was $4.24 per Mmbtu. The first-day-of-the-month oil prices for October and November 2014 were $90.73 and $80.54 per barrel, respectively, resulting in an average oil price for the 12-month period ended November 30, 2014 of $96.96 per barrel, a decrease of approximately 2% as compared to the 12-month period ended September 30, 2014 average price. The first-day-of-the-month natural gas prices for October and November 2014 were $4.14 and $3.80, respectively, resulting in an average natural gas price for the 12-month period ended November 30, 2014 of $4.31 per Mmbtu, an increase of approximately 2%. If the current downward trend in oil prices continues, there is a reasonable likelihood that the Company could incur an impairment to our full cost pool in 2015.

        The Company manages its exposure to volatile commodity prices in several ways. First, the Company actively manages a commodity price hedging program. Currently, approximately 41% of the mid-point of our estimated 2015 oil and natural gas production is hedged with an average floor or swap price of approximately $90 per barrel of oil and approximately $4.15 per Mmbtu of natural gas. Second, the Company believes that cautious use of leverage and the maintenance of substantial liquidity is an important tool in managing exposure to fluctuating commodity prices and with respect to overall financial management. For the twelve month period ended September 30, 2014, the Company had a total debt to pro forma Adjusted EBITDA ratio of 2.7x and net debt to pro forma Adjusted EBITDA ratio of 1.8x. The Company has reconciled reported net income (loss) to pro forma Adjusted EBITDA for the twelve month period ended September 30, 2014 in "Non-GAAP Financial Measures" below. Available liquidity (cash and cash equivalents along with the elected commitment amount under our unused borrowing base) was approximately $896 million. Third, even after consideration of the drilling requirements resulting from our Catarina acquisition, referenced in Note 15 "Commitments and Contingencies," the Company has considerable flexibility with respect to its capital spending plans as its acreage position is largely either held by production and/or has acceptable lease renewal terms and as a matter of policy the Company has not made material long term commitments for critical service sector needs such as drilling rigs. As such, the Company has the ability to manage its capital spending in response to a changing commodity price environment.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

  Revenue and Production

        The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Three Months Ended September 30,
			2014 vs 2013
	2014	2013	$	%
Net Production:
Oil (mbo)	1,682	826	856	104%
Natural gas liquids (mbbl)	964	106	858	*
Natural gas (mmcf)	5,440	906	4,534	*
Total oil equivalent (mboe)	3,552	1,083	2,469	228%
Average Sales Price(1):
Oil ($ per bo)	$93.87	$105.86	$(11.99)	(11)%
Natural gas liquids ($ per bbl)	$28.34	$30.03	$(1.69)	(6)%
Natural gas ($ per mcf)	$4.07	$3.94	$0.13	3%
Oil equivalent ($ per boe)	$58.37	$86.96	$(28.59)	(33)%
REVENUES(1):
Oil sales	$157,907	$87,436	$70,471	81%
Natural gas liquids sales	27,309	3,190	24,119	*
Natural gas sales	22,134	3,574	18,560	*

Total revenues	$207,350	$94,200	$113,150	120%

(1)
Excludes the impact of derivative instruments.

*
Not meaningful.

        The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended September 30,
	2014	2013
Production:
Oil—mbo
Marquis	521	179
Cotulla	515	390
Catarina	343	—
Palmetto	301	257
Other	2	—

Total	1,682	826

Natural gas liquids—mbbl
Marquis	78	11
Cotulla	126	74
Catarina	694	—
Palmetto	66	21
Other	—	—

Total	964	106

Natural gas—mmcf
Marquis	321	101
Cotulla	821	542
Catarina	3,914	—
Palmetto	380	256
Other	4	7

Total	5,440	906

Net production volumes:
Total oil equivalent (mboe)	3,552	1,083
Average daily production (boe/d)	38,613	11,774

        Net Production.    Production increased from 1,083 mboe for the three months ended September 30, 2013 to 3,552 mboe for the three months ended September 30, 2014 due to our drilling program and acquisition activity during 2014. As detailed in the preceding table, the Catarina acquisition added 1,689 mboe of production during the three months ended September 30, 2014. The number of gross wells producing at the period end and the production for the periods were as follows:

	Three Months Ended September 30,
	2014		2013
	# Wells	mboe	# Wells	mboe
Marquis	70	651	22	207
Cotulla	122	777	78	554
Catarina	185	1,689	—	—
Palmetto	61	432	42	321
Other	5	3	1	1

Total	443	3,552	143	1,083

        For the three months ended September 30, 2014, 47% of our production was oil, 27% was NGLs and 26% was natural gas compared to the three months ended September 30, 2013 production that was 76% oil, 10% NGLs and 14% was natural gas. The change in production mix during the three months ended September 30, 2014 was due to the Catarina acquisition and the higher proportion of NGL and natural gas production as compared to oil production from this area.

        Revenues.    Oil, NGL and natural gas sales revenues totaled $207.4 million and $94.2 million for the three months ended September 30, 2014 and 2013, respectively. Oil sales revenue for the three months ended September 30, 2014 increased $70.5 million with an increase of $90.6 million attributable to the increase in production which was offset by a decrease of $20.1 million due to the lower average sales price compared to the three months ended September 30, 2013. NGL sales revenue for the three months ended September 30, 2014 increased $24.1 million with $25.7 million attributable to the increase in production which was offset by a decrease of $1.6 million due to the lower average sales price compared to the three months ended September 30, 2013. Natural gas sales revenue for the three months ended September 30, 2014 increased $18.6 million with $17.9 million attributable to the increase in production and $0.7 million due to the higher average sales price compared to the three months ended September 30, 2013.

  Operating Costs and Expenses

        The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

			Increase (Decrease)
	Three Months Ended September 30,
			2014 vs 2013
	2014	2013	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$34,380	$11,026	$23,354	212%
Production and ad valorem taxes	10,916	5,531	5,385	97%
Depreciation, depletion, amortization and accretion	93,463	38,372	55,091	144%
General and administrative (inclusive of stock-based compensation expense of $10 and $6,657 for the three months ended September 30, 2014 and 2013, respectively)	12,821	15,195	(2,374)	(16)%

Total operating costs and expenses	151,580	70,124	81,456	116%
Interest and other income	82	32	50	156%
Interest expense	(27,612)	(9,460)	(18,152)	192%
Net gain (losses) on commodity derivatives	47,416	(14,436)	61,852	*
Income tax expense (benefit)	26,625	(3,668)	30,293	*

*
Not meaningful.

        Oil and Natural Gas Production Expenses.    Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 212% to $34.4 million for the three months ended September 30, 2014 as compared to $11.0 million for the same period in 2013. This increase in oil and natural gas production expenses is directly attributable to our increased production activities and well count in the Eagle Ford Shale, as a result of the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014, as well as drilling activities on our existing acreage. Our average production expenses decreased from $10.18 per boe during the three months ended September 30, 2013 to $9.68 per boe for the three months ended September 30, 2014. This decrease was due primarily to increased efficiency in our overall operations between the periods.

        Production and Ad Valorem Taxes.    Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $10.9 million and $5.5 million for the three months ended September 30, 2014 and 2013, respectively. This tax increase was due to the significant increase in revenues of 120% between these periods. Our average production and ad valorem taxes decreased from $5.11 per boe during the three months ended September 30, 2013 to $3.07 per boe for the three months ended September 30, 2014. This decrease is directly attributable to the significantly lower applicable tax rate in the Catarina area, which accounted for approximately 48% of our total production in the third quarter of 2014.

        Depreciation, Depletion, Amortization and Accretion.    Depreciation, depletion, amortization and accretion ("DD&A") reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense. Our DD&A expense for the third quarter of 2014 increased $55.1 million to $93.5 million ($26.31 per boe) from $38.4 million ($35.43 per boe) in the third quarter of 2013. The majority of the increase in DD&A is related to an increase in depletion resulting primarily from a substantial increase in production between periods. This was offset by a decrease in the depletion rate, resulting from an increase in the basis of our oil and natural gas properties, largely as a result of the Catarina acquisition, including $1,395.6 million in future development costs for the proved undeveloped reserves, an increase of 98% over the September 30, 2013 estimate of $706.1 million. Estimated reserves as of September 30, 2014 were 204% higher than estimated reserves as of September 30, 2013. Higher production for the third quarter of 2014 as compared to the same period in 2013 resulted in an $87.1 million increase in depletion expense and the change in the depletion rate resulted in a $32.6 million decrease in depletion expense. The remaining increase of $0.6 million in DD&A is related to an increase in depreciation, amortization, and accretion between the periods presented.

        General and Administrative Expenses.    Our general and administrative ("G&A") expenses, including stock-based compensation expense, totaled $12.8 million for the three months ended September 30, 2014 compared to $15.2 million for the same period in 2013. Excluding the stock-based compensation, G&A expenses for the three months ended September 30, 2014 and 2013 were $12.8 million and $8.5 million, respectively. This increase was due primarily to increased costs incurred for added personnel of SOG performing services for the Company and consulting services. Our G&A expenses, excluding stock-based compensation expense, decreased from $7.88 per boe during the three months ended September 30, 2013 to $3.61 per boe for the three months ended September 30, 2014. We recorded de minimis non-cash stock-based compensation expense for the three months ended September 30, 2014 as compared to expense of $6.7 million for the three months ended September 30, 2013. This decrease was due primarily to the decrease in stock price offset by an increase in awards made during the year and the associated amortization recognized. The Company records stock-based compensation expense for awards granted to non-employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

        Interest Expense.    For the three months ended September 30, 2014, interest expense totaled $27.6 million and included $1.7 million in amortization of debt issuance costs. This is compared to the three months ended September 30, 2013, for which interest expense totaled $9.5 million and included $1.2 million in amortization of debt issuance costs. The interest expense incurred during the three months ended September 30, 2014 is primarily related to the 7.75% Notes and 6.125% Notes.

        Commodity Derivative Transactions.    We apply mark-to-market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expenses. During the three months ended September 30, 2014, we recognized a net gain of $47.4 million on our commodity derivative contracts including net losses of $1.6 million associated with the settlements of commodity derivative contracts and $0.4 million related to the premiums paid on derivative contracts. During the three months ended September 30, 2013, we recognized a net loss of $14.4 million on our commodity derivative contracts, including net losses of $4.6 million associated with the settlements of commodity derivative contracts and $1.0 million related to the premiums paid on derivative contracts. The change from the recognition of a loss during the three months ended September 30, 2013 as compared to the recognition of a gain during the three months ended September 30, 2014 is a function of the increase in the number of open positions between the periods, changes in commodity prices between the periods, and the duration of the hedges. In particular, changes in commodity prices had a significant positive impact on the values of our derivative contracts during the three months ended September 30, 2014.

        Income Tax Expense.    For the three months ended September 30, 2014, the Company recorded an income tax expense of $26.6 million. Our effective tax rate for the nine months ended September 30, 2014 was 35.2% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company's effective tax rate is related to non-deductible G&A expenses recorded during the period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

  Revenue and Production

        The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Nine Months Ended September 30,
			2014 vs 2013
	2014	2013	$	%
Net Production:
Oil (mbo)	4,257	1,644	2,613	159%
Natural gas liquids (mbbl)	1,477	231	1,246	*
Natural gas (mmcf)	8,207	1,595	6,612	*
Total oil equivalent (mboe)	7,103	2,141	4,962	232%
Average Sales Price(1):
Oil ($ per bo)	$97.35	$104.41	$(7.06)	(7)%
Natural gas liquids ($ per bbl)	$29.72	$26.65	$3.07	12%
Natural gas ($ per mcf)	$4.29	$4.09	$0.20	5%
Oil equivalent ($ per boe)	$69.49	$86.09	$(16.60)	(19)%
REVENUES(1):
Oil sales	$414,484	$171,635	$242,849	141%
Natural gas liquids sales	43,918	6,166	37,752	*
Natural gas sales	35,171	6,520	28,651	*

Total revenues	$493,573	$184,321	$309,252	168%

(1)
Excludes the impact of derivative instruments.

*
Not meaningful.

        The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Nine Months Ended September 30,
	2014	2013
Production:
Oil—mbo
Marquis	1,375	413
Cotulla	1,546	559
Catarina	343	—
Palmetto	990	672
Other	3	—

Total	4,257	1,644

Natural gas liquids—mbbl
Marquis	182	31
Cotulla	390	92
Catarina	694	—
Palmetto	211	108
Other	—	—

Total	1,477	231

Natural gas—mmcf
Marquis	693	216
Cotulla	2,447	657
Catarina	3,914	—
Palmetto	1,147	699
Other	6	23

Total	8,207	1,595

Net production volumes:
Total oil equivalent (mboe)	7,103	2,141
Average daily production (boe/d)	26,018	7,843

        Net Production.    Production increased from 2,141 mboe for the nine months ended September 30, 2013 to 7,103 mboe for the nine months ended September 30, 2014 due to our drilling program and acquisition activity during the fourth quarter of 2013 and 2014. As detailed in the preceding table, the Catarina acquisition added 1,689 mboe of production during the nine months ended September 30, 2014. Further, the Cotulla properties acquired were included for only four months during the nine months ended September 30, 2013, but the full nine months ended September 30, 2014, adding significant production to the current period. The number of gross wells producing at the period end and the production for the periods were as follows:

	Nine Months Ended September 30,
	2014		2013
	# Wells	mboe	# Wells	mboe
Marquis	70	1,673	22	480
Cotulla	122	2,344	78	760
Catarina	185	1,689	—	—
Palmetto	61	1,393	42	897
Other	5	4	1	4

Total	443	7,103	143	2,141

        For the nine months ended September 30, 2014, 60% of our production was oil, 21% was NGLs and 19% was natural gas compared to the nine months ended September 30, 2013 production that was 77% oil, 11% NGLs and 12% natural gas. The change in production mix during the nine months ended September 30, 2014 was due to the Catarina acquisition and the higher proportion of NGL and natural gas production as compared to oil production from this area.

        Revenues.    Oil, NGLs and natural gas sales revenues totaled $493.6 million and $184.3 million for the nine months ended September 30, 2014 and 2013, respectively. Oil sales revenue for the nine months ended September 30, 2014 increased $242.8 million with an increase of $272.8 million attributable to the increase in production which was offset by a decrease of $30.0 million due to the lower average sales price compared to the nine months ended September 30, 2013. NGL sales revenue for the nine months ended September 30, 2014 increased $37.8 million with $33.3 million attributable to the increase in production and $4.5 million due to the higher average sales price compared to the nine months ended September 30, 2013. Natural gas sales revenue for the nine months ended September 30, 2014 increased $28.7 million with $27.0 million attributable to the increase in production and $1.7 million due to the higher average sales price compared to the nine months ended September 30, 2013.

  Operating Costs and Expenses

        The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

			Increase (Decrease)
	Nine Months Ended September 30,
			2014 vs 2013
	2014	2013	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$64,203	$21,098	$43,105	204%
Production and ad valorem taxes	29,161	10,942	18,219	167%
Depreciation, depletion, amortization and accretion	225,297	76,368	148,929	195%
General and administrative (inclusive of stock-based compensation expense of $25,888 and $14,369, respectively, for the nine months ended September 30, 2014 and 2013)	60,999	35,564	25,435	72%

Total operating costs and expenses	379,660	143,972	235,688	164%
Interest and other income	97	104	(7)	(7)%
Interest expense	(58,145)	(17,613)	(40,532)	230%
Net gains (losses) on commodity derivatives	6,399	(13,812)	20,211	*
Income tax expense (benefit)	21,946	(3,668)	25,614	*

*
Not meaningful.

        Oil and Natural Gas Production Expenses.    Our oil and natural gas production expenses increased 204% to $64.2 million for the nine months ended September 30, 2014 as compared to $21.1 million for the same period in 2013. This increase is directly attributable to our increased production activities and well count in the Eagle Ford Shale, as a result of the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014, as well as drilling activities on our existing acreage. Our average production expenses decreased from $9.85 per boe during the nine months ended September 30, 2013 to $9.04 per boe for the nine months ended September 30, 2014. This decrease was due primarily to increased efficiency in our overall operations compared to the same period in 2013.

        Production and Ad Valorem Taxes.    Our production and ad valorem taxes totaled $29.2 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in production and ad valorem taxes in the nine months ended September 30, 2014 compared to the same period in 2013 was due to the significant increase in revenues of 168% between these periods. Our average production and ad valorem taxes decreased from $5.11 per boe during the nine months ended September 30, 2013 to $4.11 per boe for the nine months ended September 30, 2014. This decrease is primarily attributable to the significantly lower applicable tax rate in the Catarina area, which accounted for approximately 24% of our total production during the nine months ended September 30, 2014.

        Depreciation, Depletion, Amortization and Accretion.    Our DD&A expense for the nine months ended September 30, 2014 increased $148.9 million to $225.3 million ($31.72 per boe) from $76.4 million ($35.66 per boe) in the same period of 2013. For a discussion of our DD&A expense, see "—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013—Operating Costs and Expenses—Depreciation, Depletion, Amortization and Accretion."

        General and Administrative Expenses.    Our G&A expenses, including stock-based compensation expense, totaled $61.0 million for the nine months ended September 30, 2014 compared to $35.6 million for the same period in 2013. Excluding the stock-based compensation, G&A expenses for the nine months ended September 30, 2014 and 2013 were $35.1 million and $21.2 million, respectively. This increase was primarily due to increased costs for added personnel of SOG performing services for the Company and consulting services. Our G&A expenses, excluding stock-based compensation expense, decreased from $9.90 per boe during the nine months ended September 30, 2013 to $4.94 per boe for the nine months ended September 30, 2014. For the nine months ended September 30, 2014 and 2013, we recorded non-cash stock-based compensation expense of $25.9 million and $14.4 million, respectively. For a discussion of our G&A expenses, see "—Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013—Operating Costs and Expenses—General and Administrative Expenses."

        Interest Expense.    For the nine months ended September 30, 2014, interest expense totaled $58.1 million and included $7.2 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the termination of the commitment for the Bridge Facility during the period. This is compared to the nine months ended September 30, 2013, for which interest expense totaled $17.6 million and included $5.8 million in amortization of debt issuance costs. The interest expense incurred during the nine months ended September 30, 2014 is primarily related to the 7.75% Notes and 6.125% Notes.

        Commodity Derivative Transactions.    We apply mark to market accounting to our derivative contracts; therefore, the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expenses. During the nine months ended September 30, 2014, we recognized a net gain of $6.4 million on our commodity derivative contracts which included a net loss of $9.7 million associated with the settlements of commodity derivative contracts and $0.4 million related to the premiums paid on derivative contracts. During the nine months ended September 30, 2013, we recognized a net loss of $13.8 million on our commodity derivative contracts which included a net loss of $5.1 million associated with the settlements of commodity derivative contracts and $1.9 million related to the premiums paid on derivative contracts. The change from the recognition of a loss during the nine months ended September 30, 2013 as compared to the recognition of a gain during the nine months ended September 30, 2014 is a function of the increase in the number of open positions between the periods, changes in commodity prices between the periods, and the duration of the hedges. In particular, changes in commodity prices had a significant positive impact on the values of our derivative contracts during the nine months ended September 30, 2014.

        Income Tax Expense.    For the nine months ended September 30, 2014, the Company recorded an income tax expense of $21.9 million. Our effective tax rate for the nine months ended September 30, 2014 was 35.2% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company's effective tax rate is related to non-deductible general and administrative expenses recorded during the period.

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

        As of September 30, 2014, our critical accounting policies were consistent with those discussed in our 2013 Annual Report.

Liquidity and Capital Resources

        As of September 30, 2014, we had approximately $596 million in cash and cash equivalents and a $362.5 million unused borrowing base (with a $300 million elected commitment amount) under our revolving credit facility with a group of sixteen participating banks, resulting in available liquidity of approximately $896 million, not including the additional $62.5 million of approved but not accepted revolving credit facility borrowing base, which may be utilized subject to the satisfaction of certain conditions.

        We expect to use a portion of our cash on hand and our internally generated cash flows from operations to fund our remaining 2014 capital expenditures. The Company recently announced a new 2015 capital spending plan of approximately $800 million, a decrease from previous preliminary estimates of $1.1 to $1.2 billion. The new spending plan was approved in light of the recent, significant move downward in oil prices, both current and expectations for all of 2015. Using a planning forecast of an average of $80 per barrel for oil and $3.75 per Mmbtu for gas, the Company believes it can fully fund the new capital spending plan from cash on hand and internally generated cash flows, leaving the borrowing capacity under our Second Amended and Restated Credit Agreement unused in 2015 while still being able to increase production volumes year over year. The Company further expects the approved borrowing base under our Second Amended and Restated Credit Agreement to continue to grow providing an additional source of liquidity in 2015.

        For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 6 "Long-Term Debt."

        For a description of current and previous common stock and preferred stock activity refer to Note 12 "Stockholders' Equity." In addition, in February, May and August 2014, the Company entered into exchange agreements with the Holders, pursuant to which the Holders exchanged an aggregate of 1,161,015 shares of Series A Preferred Stock and 967,670 shares of Series B Preferred Stock (and waived their rights to any accrued and unpaid dividends thereon) for 2,963,609 shares and 2,575,046 shares of the Company's common stock, respectively.

        As a result of these exchanges, the Company has reduced its cash dividend payments on its Series A Preferred Stock and Series B Preferred Stock during the year to date period ended September 30, 2014 by $4.2 million as compared to the amount that would have been paid based on the number of shares outstanding prior to these conversions. The Company has also reduced its anticipated future cash dividend payments by a total of approximately $1.5 million each quarter.

Cash Flows

        Our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands) are as follows:

	Nine Months Ended September 30,
	2014	2013
Cash Flow Data:
Net cash provided by operating activities	$272,680	$108,724
Net cash used in investing activities	$(1,099,994)	$(698,413)
Net cash provided by financing activities	$1,270,055	$1,019,341

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $272.7 million for the nine months ended September 30, 2014 compared to $108.7 million for the same period in 2013. This increase was related to the favorable impact of changes in working capital items, including higher sales volumes partially offset by the impact of lower average commodity prices between these periods.

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

        Net Cash Used in Investing Activities.    Net cash flows used in investing activities totaled $1.1 billion for the nine months ended September 30, 2014 compared to $698.4 million for the same period in 2013. Capital expenditures for leasehold and drilling activities for the nine months ended September 30, 2014 totaled $532.3 million, primarily associated with bringing online 79 gross wells. We paid cash of $559.3 million for the oil and natural gas properties acquired in the Catarina acquisition. We received cash of $0.7 million and $0.5 million as final settlement for the oil and natural gas properties acquired in the Cotulla and Wycross acquisitions, respectively. In addition, we invested $9.6 million in other property and equipment. For the nine months ended September 30, 2013, we incurred capital expenditures of $295.7 million, primarily associated with the drilling and completing of 46 gross wells. We paid cash of approximately $402.7 million for the oil and natural gas properties acquired in the Cotulla acquisition, the TMS transactions, the escrow deposit related to the Wycross acquisition as well as other immaterial acquisitions of oil and natural gas properties. In addition, we invested $1.7 million in computers and other equipment and purchased $10 million of marketable securities. Partially offsetting these costs were proceeds of $11.6 million from the sale of marketable securities.

        Net Cash Provided by Financing Activities.    Net cash flows provided by financing activities totaled $1.3 billion for the nine months ended September 30, 2014 compared to $1.0 billion for the same period in 2013. During the nine months ended September 30, 2014, we received net proceeds from the issuance of common stock of $167.5 million, after deducting offering costs payable by us of $8.7 million. We also made payments of $12.3 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock. We received net proceeds of approximately $1.12 billion from the issuance of our 6.125% Notes, consisting of a face value of $1.15 billion, including the Additional 6.125% Notes which were issued at a premium to face value of $2.3 million, less debt issuance costs of $27.4 million. Other debt issuance costs for the nine months ended September 30, 2014 totaled $10.0 million. On May 12, 2014, the Company borrowed

$100 million under the Amended and Restated Credit Agreement. The Company used proceeds from the issuance of the Original 6.125% Notes to repay the $100 million outstanding under the Amended and Restated Credit Agreement, in addition to funding a portion of the purchase price of the Catarina acquisition.

        During the nine months ended September 30, 2013, we received net proceeds from the private placement of preferred stock of approximately $216.6 million, after deducting placement agent's fees and offering costs payable by us of approximately $8.4 million. We also received net proceeds of approximately $577 million from the private placement of our 7.75% Notes, consisting of face value of $600 million, including the Additional 7.75% Notes which were issued at a discount to face value of $7 million, less debt issuance costs of approximately $16 million, included in the $23.1 million discussed below. The Company also received cash of $4.1 million for accrued interest from June 13, 2013 through the date of issuance. During the three months ended September 30, 2013, the Company completed a public offering of common stock, and received net proceeds from this offering of approximately $241.5 million, after deducting underwriter's fees and other expenses of approximately $12.4 million. During the three months ended March 31, 2013, we borrowed $50 million under our Second Lien Term Credit Agreement (the "Second Lien Credit Agreement"). On May 30, 2013, we borrowed $90 million under our First Lien Credit Agreement (the "Original Credit Agreement"). On May 31, 2013, we borrowed $96 million under our Amended and Restated Credit Agreement, and used the proceeds to repay the $90 million borrowed under our Original Credit Agreement. The outstanding borrowings under our Amended and Restated Credit Agreement and Second Lien Term Credit Agreement were repaid during the three months ended June 30, 2013 with proceeds from the offering of the Original 7.75% Notes. Other financing costs for the nine months ended September 30, 2013 included $23.1 million for debt issuance costs, $7.6 million paid for preferred dividends and $1.1 million paid for the purchase of common stock to settle taxes on the vesting of employee stock grants.

Off-Balance Sheet Arrangements

        As of September 30, 2014, we did not have any off-balance sheet arrangements.

Commitments and Contractual Obligations

        Refer to Note 15 "Commitments and Contingencies" for a description of lawsuits pending against the Company.

        As of September 30, 2014, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, deferred premiums on our commodity hedging contracts, asset retirement obligations, rent expense for our corporate offices and other long term lease payments. The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Senior Notes	$—	$—	$—	$1,750,000	$1,750,000
Interest expense(1)	116,631	233,875	233,875	339,531	923,912
Asset retirement obligations(2)	—	—	—	24,048	24,048
Office rent(3)	1,784	6,568	6,901	20,852	36,105
Other leases(4)	1,792	3,583	3,583	6,714	15,672

Total	$120,207	$244,026	$244,359	$2,141,145	$2,749,737

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

(3)
Represents payments due for leasing corporate office space in Houston, Texas which will commence on November 1, 2014 and continue until March 31, 2025.

(4)
Represents payments due for a ground lease agreement for land owned by the Calhoun Port Authority, which commenced on August 25, 2014 and continues until August 25, 2024. Also, represents payments due for an acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas, which commenced in 2014 and continues until February 28, 2024.

        In addition, in connection with the TMS transactions, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we do not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we must re-assign the working interests acquired from SR. At the point that the minimum commitment is met, we will have fully paid for and earned all rights to the TMS acreage. We also have the right to continue drilling within the AMI after fulfilling the minimum well commitment by carrying SR for an additional 3 gross (1.5 net) TMS wells. We intend to carry SR in the additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in early 2015.

        In connection with the Catarina acquisition, the 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Initially, such drilling obligation requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Initially, up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

        The Company's ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment.

        In connection with the lease agreement for acreage in Kenedy County, Texas, there is a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term. The Company has the right to terminate its lease obligation at any time without penalty with six months advanced written notice and payment of any accrued leasehold expenses.

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

  •
  Net settlements received (paid) on commodity derivative contracts;

  •
  Depreciation, depletion, amortization and accretion;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Income tax expense (benefit);

  •
  Loss (gain) on sale of oil and natural gas properties;

  •
  Impairment of oil and natural gas properties; and

  •
  Other non-recurring items that we deem appropriate.

        Less:

  •
  Premiums paid on commodity derivative contracts;

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

        The following table presents a reconciliation of our net income to Adjusted EBITDA (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$49,031	$3,880	$40,318	$12,696
Plus:
Interest expense	27,612	9,460	58,145	17,613
Net losses (gains) on commodity derivative contracts	(47,416)	14,436	(6,399)	13,812
Net settlements received (paid) on commodity derivative contracts	(1,635)	(4,565)	(9,652)	(5,121)
Depreciation, depletion, amortization and accretion	93,463	38,372	225,297	76,368
Stock-based compensation expense	10	6,657	25,888	14,369
Acquisition costs included in general and administrative	916	305	1,806	3,990
Income tax expense (benefit)	26,625	(3,668)	21,946	(3,668)
Less:
Premiums paid on commodity derivative contracts	(359)	(966)	(359)	(1,871)
Interest income	(58)	(91)	(73)	(163)

Adjusted EBITDA	$148,189	$63,820	$356,917	$128,025

        The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$130,645	$39,883	$272,680	$108,724
Net change in operating assets and liabilities	(10,856)	17,493	32,346	7,104
Interest expense, net(1)	25,642	8,107	50,203	11,588
Settlements on commodity derivative contracts, non-cash	1,842	(1,968)	(118)	(3,381)
Acquisition costs included in general & administrative	916	305	1,806	3,990

Adjusted EBITDA	$148,189	$63,820	$356,917	$128,025

(1)
This amount includes cash interest expense on our Senior Notes and credit agreements, net of interest income.

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

  •
  Net settlements received (paid) on commodity derivative contracts;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Other non-recurring items that we deem appropriate; and

  •
  Tax impact of adjustments to net income.

        Less:

  •
  Premiums paid on commodity derivative contracts;

  •
  Preferred stock dividends; and

  •
  Other non-recurring items that we deem appropriate.

        The following table presents a reconciliation of our net income to Adjusted Net Income (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$49,031	$3,880	$40,318	$12,696
Less: Preferred stock dividends	(4,274)	(5,485)	(29,599)	(13,041)

Net income (loss) attributable to common shares	44,757	(1,605)	10,719	(345)
Plus:
Non-cash preferred stock dividends associated with conversion	284	—	17,297	—
Net losses (gains) on commodity derivative contracts	(47,416)	14,436	(6,399)	13,812
Net settlements received (paid) on commodity derivative contracts	(1,635)	(4,565)	(9,652)	(5,121)
Premiums paid on commodity derivative contracts	(359)	(966)	(359)	(1,871)
Stock-based compensation expense	10	6,657	25,888	14,369
Acquisition costs included in general and administrative	916	305	1,806	3,990
Tax impact of adjustments to net income(6)	16,905	—	(3,978)	—

Adjusted net income	13,462	14,262	35,322	24,834
Adjusted net income allocable to participating securities(1)	(622)	(694)	(1,630)	(1,136)

Adjusted net income attributable to common
stockholders	$12,840	$13,568	$33,692	$23,698

Adjusted net income per common share—basic	$0.23	$0.39	$0.66	$0.70

Adjusted net income per common share—diluted(2)(3)(4)(5)	$0.23	$0.36	$0.66	$0.70

Weighted average number of unrestricted outstanding common shares used to calculate adjusted net income per common share—basic	55,732	34,737	51,153	33,651
Dilutive shares(2)(3)(4)(5)	—	17,492	—	—

Denominator for diluted adjusted net income per common share	55,732	52,229	51,153	33,651

(1)
The Company's restricted shares of common stock are participating securities.

(2)
The three and nine months ended September 30, 2014 excludes 863,412 and 1,290,637 shares of weighted average restricted stock and 12,607,521 and 13,863,738 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted adjusted net income per common share as these shares were anti-dilutive.

(3)
The nine months ended September 30, 2013 excludes 625,920 shares of weighted average restricted stock and 14,141,800 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted adjusted net income per common share as these shares were anti-dilutive.

(4)
The three months ended September 30, 2013 includes 17,491,500 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock in the calculation of the denominator for diluted adjusted net income per common share as these shares were dilutive. In addition, the related preferred stock dividends of $5,484,375 were not deducted from net income in computing the numerator used in the calculation of diluted adjusted net income per common share.

(5)
The three months ended September 30, 2013 excludes 410,779 shares of weighted average restricted stock in the calculation of the denominator for diluted adjusted net income per common share as these shares were anti-dilutive.

(6)
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

Pro Forma net income (loss) and Pro forma Adjusted EBITDA

        We present pro forma net income (loss) and pro forma adjusted EBITDA attributable to common stockholders ("pro forma Adjusted EBITDA") in addition to our reported net income (loss) in accordance with U.S. GAAP and historical Adjusted EBITDA. Pro forma net income and pro forma Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance after giving effect to our recent significant acquisitions as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis. They are also used to assess our ability to incur and service debt and fund capital expenditures. We define pro forma net income (loss) as net income (loss) plus adjustments to give effect to the acquisitions and related financing transactions identified in "Part I, Item 1. Notes to the Consolidated Financial Statements, Note 3, Acquisitions," which impacted the following accounts in our statement of operations:

  •
  Total revenues (inclusive of oil sales, natural gas liquid sales and natural gas sales);

  •
  Oil and natural gas production expenses;

  •
  Production and ad valorem taxes;

  •
  Depreciation, depletion, amortization and accretion;

  •
  Interest expense; and

  •
  Income tax expense (benefit).

        We define pro forma Adjusted EBITDA as pro forma net income (loss):

        Plus:

  •
  Pro forma interest expense, including net losses (gains) on interest rate derivative contracts;

  •
  Net losses (gains) on commodity derivative contracts;

  •
  Net settlements received (paid) on commodity derivative contracts;

  •
  Pro forma depreciation, depletion, amortization and accretion;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Pro forma income tax expense (benefit);

  •
  Loss (gain) on sale of oil and natural gas properties;

  •
  Impairment of oil and natural gas properties; and

  •
  Other non-recurring items that we deem appropriate.

        Less:

  •
  Premiums paid on commodity derivative contracts;

  •
  Interest income; and

  •
  Other non-recurring items that we deem appropriate.

        Our pro forma net income (loss) and pro forma Adjusted EBITDA should not be considered as alternatives to net income (loss), operating income (loss), cash flows provided by or used in operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our pro forma net income (loss) and pro forma Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate pro forma net income (loss) and pro forma Adjusted EBITDA in the same manner.

        The following table presents a reconciliation of our net income to pro forma net income and pro forma Adjusted EBITDA (in thousands, except per share data):

		Nine Months Ended September 30,
	Twelve Months Ended September 30, 2014			Year Ended December 31, 2013
		2014	2013
	(in thousands)
Net income	$54,520	$40,318	$12,696	$26,898
Total revenues(a)	261,423	159,340	393,059	495,142
Oil and natural gas production expenses(b)	(70,713)	(43,472)	(127,282)	(154,523)
Production and ad valorem taxes(c)	(7,117)	(4,134)	(13,290)	(16,273)
Depreciation, depletion, amortization and accretion(d)	(90,592)	(47,494)	(167,189)	(210,287)
Interest expense(e)(f)(g)	(25,201)	(16,802)	(41,558)	(49,957)
Income tax expense(h)	(23,897)	(16,720)	(15,417)	(22,594)

Pro forma net income	98,423	71,036	41,019	68,406

Plus:
Pro forma interest expense(i)	96,667	74,947	59,171	80,891
Net losses (gains) on commodity derivative contracts(j)	(3,273)	(6,399)	13,812	16,938
Net settlements paid on commodity derivative contracts(j)	(10,318)	(9,652)	(5,121)	(5,787)
Pro forma depreciation, depletion, amortization and accretion(k)	374,366	272,791	243,557	345,132
Stock-based compensation expense(j)	29,270	25,888	14,369	17,751
Acquisition costs included in general and administrative(j)	1,945	1,806	3,990	4,129
Pro forma income tax expense(l)	53,497	38,666	11,749	26,580
Less:
Premiums paid on commodity derivative contracts(j)	(1,326)	(359)	(1,871)	(2,838)
Interest income(j)	(100)	(73)	(163)	(190)

Pro forma Adjusted EBITDA	$639,151	$468,651	$380,512	$551,012

Total Debt(m)	1,750,000
Total Debt/Pro Forma LTM Adj. EBITDA	2.7
Net Debt(n)	1,153,728
Net Debt/Pro Forma LTM Adj. EBITDA	1.8

(a)
Represents the increase in oil, natural gas liquids and natural gas sales resulting from the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014.

(b)
Represents the increase in oil and natural gas production expenses resulting from the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014.

(c)
Represents the increase in production and ad valorem taxes resulting from the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014.

(d)
Represents the increase in depreciation, depletion, amortization and accretion resulting from the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014.

(e)
Represents the pro forma interest expense and amortization of debt issuance costs related to borrowings under the Company's Amended and Restated Credit Agreement to fund a portion of the Cotulla acquisition completed during 2013, calculating interest expense using 7.75% associated with the Original 7.75% Notes as the Original 7.75% Notes replaced the Amended and Restated Credit Agreement in financing a portion of the acquisition.

(f)
Represents the pro forma interest expense, amortization of debt issuance costs, and accretion of debt discount related to the issuance of the Additional 7.75% Notes to fund a portion of the Wycross acquisition completed during 2013.

(g)
Represents the pro forma interest expense and amortization of debt issuance costs related to the issuance of the Original 6.125% Notes to fund a portion of the Catarina acquisition completed in June 2014.

(h)
Represents the incremental income tax expense related to the pro forma effects of combining the Company's operations with the Catarina, Wycross and Cotulla assets' operations.

(i)
Represents historical interest expense of $58,145, $17,613, $71,466 and $30,934 for the nine months ended September 30, 2014 and 2013, and the twelve months ended September 30, 2014 and December 31, 2013, respectively, combined with pro forma adjustments to interest expense (as described in footnotes e, f, and g above) for each respective period.

(j)
Represents amounts as reported in the Company's historical statements of operations.

(k)
Represents historical depreciation, depletion, amortization and accretion of $225,297, $76,368, $283,774 and $134,845 for the nine months ended September 30, 2014 and 2013, and the twelve months ended September 30, 2014 and December 31, 2013, respectively, combined with pro forma adjustments to depreciation, depletion, amortization and accretion (as described in footnotes e, f, and g above) for each respective period.

(l)
Represents historical income tax expense (benefit) of $21,946, ($3,668), $29,600 and $3,986 for the nine months ended September 30, 2014 and 2013, and the twelve months ended September 30, 2014 and December 31, 2013, respectively, combined with pro forma adjustments to income tax expense (as described in footnotes e, f, and g above) for each respective period.

(m)
This amount does not include the debt discount of $7 million on the Additional 7.75% Notes and the debt premium of $2.3 million on the Additional 6.125% Notes.

(n)
Net debt is calculated as the Company's total debt less its cash and cash equivalents from our condensed consolidated balance sheet as of September 30, 2014.

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

        To reduce the impact of fluctuations in oil and natural gas prices on our revenues, or to protect the economics of property acquisitions, we periodically enter into derivative contracts with respect to a portion of our projected oil and natural gas production through various transactions that fix or, through options, modify the future prices realized. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. Additionally, we may enter into collars, whereby we receive the excess, if any, of the fixed floor over the floating rate or pay the excess, if any, of the floating rate over the fixed ceiling price. In addition, we enter into option transactions, such as puts or put spreads, as a way to manage our exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. We do not enter into derivative contracts for speculative trading purposes. Please refer to Note 7 "Derivative Instruments" for a description of all of our derivatives covering anticipated future production as of September 30, 2014.

        As of September 30, 2014, the fair value of our commodity derivative contracts was a net asset of $12.7 million. Our condensed consolidated balance sheets also include a deferred premium liability of $5.2 million, of which $4.0 million settles during the next twelve months. A 10% increase in the oil index price above the September 30, 2014 price would result in a decrease in the fair value of our commodity derivative contracts of $33.9 million; conversely, a 10% decrease in the oil index price would result in an increase of $56.9 million.

Interest Rate Risk

        As of September 30, 2014, no amounts were outstanding under our Second Amended and Restated Credit Agreement. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of September 30, 2014. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of September 30, 2014. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

        There was no change in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please refer to Note 15 "Commitments and Contingencies."

Item 1A.    Risk Factors

        Consider carefully the risk factors under the caption "Risk Factors" under Part I, Item 1A in our 2013 Annual Report and under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2013 Annual Report; and in our other public filings, press releases and public discussions with our management.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Please refer to Note 12 "Stockholders' Equity—Preferred Stock Exchanges."

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
4.1
Registration Rights Agreement, dated as of September 12, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).
10.1
Purchase Agreement, dated September 9, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).
10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 9, 2014, among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).
31.1	(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.
32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.INS	(a)	—	XBRL Instance Document.
101.SCH	(a)	—	XBRL Taxonomy Extension Schema Document.
101.CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(a)	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	(a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)
Filed herewith.

(b)
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 2014.

SANCHEZ ENERGY CORPORATION
By:	/s/ MICHAEL G. LONG Michael G. Long Executive Vice President and Chief Financial Officer