Form 10-K
period 2014-12-31
Sanchez Energy Corp
filed 2015-03-02
CIK 1528837

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-35372

Sanchez Energy Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-3090102 (I.R.S. Employer Identification No.)
1000 Main Street, Suite 3000 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(713) 783-8000
(Registrant's telephone number, including area code)

         Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange)
Common Stock, par value $0.01 per share	New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2014: $1,967,667,119

         Number of shares of registrant's common stock outstanding as of February 26, 2015: 61,085,570.

Documents Incorporated By Reference:

         Portions of the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III of this report for the year ended December 31, 2014.

        We were previously considered an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012, commonly referred to as the "JOBS Act." The JOBS Act permits a company to be classified as an "emerging growth company" for up to five years from the date of the completion of its initial public offering ("IPO") or until the earlier of (1) the last day of the fiscal year in which its total annual gross revenues exceed $1 billion, (2) the date that it becomes a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of its common equity that is held by non-affiliates is $700 million or more as of the last business day of its most recently completed second fiscal quarter or (3) the date on which it has issued more than $1 billion in non-convertible debt during the preceding three year period. During the second quarter of 2014, Sanchez Energy Corporation issued non-convertible debt in an amount such that we have now issued more than $1 billion in non-convertible debt during the preceding three year period. As such, we are no longer considered an "emerging growth company" under the JOBS Act.

        Further, as of June 30, 2014, the market value of our common equity held by non-affiliates was greater than $700 million. As such, Sanchez Energy Corporation became a large accelerated filer as defined in Rule 12b-2 under the Exchange Act on December 31, 2014.

SANCHEZ ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

  •
  developments in oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries ("OPEC") and other factors affecting the supply of oil and natural gas;

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

 PART I

Item 1.    Business

Overview

        Sanchez Energy Corporation (together with our consolidated subsidiaries, the "Company," "we," "our," "us" or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the Tuscaloosa Marine Shale ("TMS") in Mississippi and Louisiana. We have accumulated approximately 226,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 69,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 93% of our total 2015 drilling and completion capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10-K in the "Glossary of Selected Oil and Natural Gas Terms."

        On June 30, 2014, we completed our acquisition of 106,000 net contiguous acres in Dimmit, LaSalle and Webb Counties, Texas with 176 gross producing wells (the "Catarina acquisition") in the Eagle Ford Shale with an effective date of January 1, 2014. Including the approximate $51 million deposit paid prior to closing, total consideration for the acquisition was approximately $557 million, comprised of the $639 million purchase price less approximately $82 million in normal and customary closing adjustments. The purchase price is subject to customary post-closing adjustments. Proved reserves as of the effective date were estimated to be approximately 60 mmboe and were 57 mmboe as of June 30, 2014 as a result of normal declines. The reserves that were produced were not replaced from the effective time to the closing date due to the substantial decrease in drilling and completion activity by the seller. Production during the time period from effective date to closing averaged approximately 22,200 boe/d.

        All proved reserves in the Catarina area are covered under lease acreage that is held by production, which acreage amounted to approximately 29,000 acres. Under the lease we have a 100% working interest and 75% net revenue interest in the lease acreage over the Eagle Ford Shale formation from the top of the Austin Chalk formation to the base of the Buda Lime formation. Each producing horizontal well that is not in an existing unit already held by production holds 320 acres by its production. The 77,000 acres of undeveloped acreage that were included in the Catarina acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

        On October 4, 2013, we completed our acquisition of 3,600 net contiguous acres of leasehold in McMullen County, Texas with 13 gross producing wells (the "Wycross acquisition") in the Eagle Ford Shale. At the effective date of July 1, 2013 this acquisition added approximately 11 mmboe of net proved reserves and 2,000 boe/d of production. The properties acquired in the Wycross acquisition are included in our Cotulla area described below.

        On August 16, 2013, we completed an asset acquisition of approximately 40,000 net undeveloped acres in the TMS (the "TMS transaction") in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest ("AMI") and a 50/50 joint venture with SR Acquisition I, LLC ("SR"), a subsidiary of our affiliate Sanchez Resources, LLC ("Sanchez Resources"). As of December 31, 2014, the AMI held rights to approximately 150,000 gross and 108,000 net acres in what we believe to be the core of the TMS, of which we owned approximately 69,000 net acres.

        In July 2013, we acquired approximately 10,300 net acres and approximately 250 boe/d of estimated production in Fayette, Gonzales and Lavaca Counties, Texas with 7 gross producing wells (the "Five Mile Creek acquisition") for approximately $29 million. The properties acquired in the Five Mile Creek acquisition are included in our Marquis area, and are directly to the northwest of our Prost development project.

        On May 31, 2013, we completed our acquisition of 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties, Texas with 53 gross producing wells (the "Cotulla acquisition"). The acquisition included estimated proved reserves as of March 31, 2013 of 14.2 mmboe, 66% oil, 13% NGLs and 21% natural gas, with proved developed reserves estimated to account for approximately 48% of total proved reserves. We combined our new Cotulla assets with our previous Maverick area to form one operating area now known as our Cotulla area. As noted above, the Cotulla area also includes the properties acquired in the Wycross acquisition.

        Our 2015 capital budget of $600 - $650 million is allocated approximately 93% to the drilling of 75 net wells and completion of 88 net wells with the remainder allocated to facilities, leasing, and seismic activities.

        For 2015, our operating plans largely focus on continued improvement to our manufacturing efficiency with the goal of steady improvement in our capital efficiency in order to preserve liquidity and financial flexibility. Our 2015 capital budget will be focused on the development of our approximately 226,000 net acres in the Eagle Ford Shale. In the Eagle Ford, we plan on investing $525 - $555 million, or approximately 93%, of our drilling and completion budget to spud 73 net wells and complete 86 net wells in 2015. In addition, we intend to invest $35 - $45 million on drilling and completing up to 3 gross (1.5 net) wells in the TMS.

        The following table presents summary data for our Eagle Ford and TMS project areas as of December 31, 2014 as well as our capital expenditure budget for the 2015 fiscal year:

						2015 Capital Expenditure Budget
				Identified Drilling Locations(2)				Drilling & Completion ("D&C") Capital (in millions)
	Net Acreage	Average Working Interest(1)				Net Wells Spud	Net Wells Completed		% of Operating Capital	% of D&C Capital
			Operator	Gross	Net
Catarina	106,070	100%	Sanchez Energy	1,585	1,585	58	65	$400 - $410	65%	70%
Marquis	72,394	100%	Sanchez Energy	900	900	1	3	$15 - $20	3%	3%
Cotulla	38,925	85%	Sanchez Energy	705	670	3	7	$30 - $40	6%	6%
Palmetto	8,861	48%	Marathon	355	170	11	11	$80 - $85	13%	14%

Total Eagle Ford	226,250	93%		3,545	3,325	73	86	$525 - $555	86%	93%
TMS	68,760	64%	Sanchez Oil and Gas	345	220	2	2	$35 - $45	6%	7%

Total D&C Capital Budget	295,010	84%		3,890	3,545	75	88	$560 - $600	93%	100%

Factilities, Leasing and Seismic								$40 - $50	7%

Total Capital Budget								$600 - $650	100%

(1)
Average working interests reflect the Company's average working interests in the leases it holds.

(2)
Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas, approximately 60 acre well-spacing for our Marquis area, and approximately 75 acre well-spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be over 3,500 potential gross (3,300 net) locations for potential future drilling in the Eagle Ford. Using approximately 250 acre well-spacing for our TMS area and assuming 80% of the acreage is drillable, we believe that there are up to 345 gross (220 net) locations for potential future drilling. In total, we believe that there are over 3,800 potential gross (3,500 net) Eagle Ford and TMS locations for future drilling.

Our Business Strategies

        Our primary business objective is to increase reserves, production and cash flows at an attractive return on invested capital. Our business strategy is currently focused on exploiting long-life, unconventional oil, condensate, NGL and natural gas reserves from the Eagle Ford Shale and the TMS. Key elements of our business strategy include:

  •
  Efficiently develop our Eagle Ford Shale leasehold positions.  We intend to efficiently drill and develop our acreage position to maximize the value of our resource potential. At December 31, 2014, approximately 52% of our proved reserves were proved undeveloped. As of December 31, 2014, we were producing from 485 wells and have identified over 3,300 net locations for potential future drilling in our Eagle Ford Shale area that will be our primary targets in the near term. In 2015, we plan to invest between $525 and $555 million on development drilling and completion in the Eagle Ford Shale to spud 73 net wells and complete approximately 86 net wells. This represents approximately 93% of our 2015 drilling and completion budget and 87% of our total 2015 capital budget.

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

  •
  Leverage our relationship with our affiliates to expand unconventional oil, condensate, NGL and natural gas assets.  Sanchez Oil & Gas Corporation ("SOG"), headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG, Sanchez Energy Partners I, LP, and their affiliates (but excluding the Company), collectively, as the "Sanchez Group." Various members of the Sanchez Group have drilled or participated in over 1,100 wells, directly and through joint ventures, and have invested substantial amounts of capital in the oil and natural gas industry since 1972. During this period, they have carefully cultivated relationships with mineral and surface rights owners in and around our Eagle Ford and TMS areas and compiled an extensive technological database which we believe gives us a competitive advantage in acquiring additional leasehold positions in these areas. We have unrestricted access to the proprietary portions of the technological database related to our properties and SOG is otherwise required to interpret and use the database for our benefit. We plan to leverage our affiliates' expertise, industry relationships and size to opportunistically expand reserves and our leasehold positions in the Eagle Ford Shale and other onshore unconventional oil, condensate, NGL and natural gas resources. The strength of these relationships is evidenced by the TMS transaction, where our working interest partner is another member of the Sanchez Group.

  •
  Pursue strategic acquisitions to grow our leasehold position in the Eagle Ford Shale and seek entry into new basins.  We believe that we will be able to identify and acquire additional acreage and producing assets in the Eagle Ford Shale at attractive valuations by leveraging our longstanding relationships in and knowledge of South Texas. We also plan to selectively target additional domestic basins that would allow us to employ our strategies on attractive acreage positions that we believe are similar to our Eagle Ford Shale acreage. Our 2013 TMS transaction was consistent with this strategy and gave us approximately 40,000 net acres, currently 69,000 net acres, within what we believe to be the core of the TMS.

  •
  Maintain substantial financial liquidity and flexibility.  As of December 31, 2014, we had approximately $474 million of cash and cash equivalents and a $650 million unused, available borrowing base (with a $300 million elected commitment amount) under our Second Amended and Restated Credit Agreement (defined in Note 5, "Long-Term Debt"). We believe that this strong liquidity position combined with our cash flow from operations will allow us to continue executing a capital expenditure program that should result in steady growth of production, cash flow and proved reserves. The Company does not expect that any potential future changes to our borrowing base would impact our elected commitment amount. Furthermore, we have entered into and intend to continue executing hedging transactions for a significant portion of our expected production to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in oil and natural gas prices.

Our Competitive Strengths

        We believe the following competitive strengths will allow us to successfully execute our business strategies:

  •
  Geographically concentrated leasehold position in leading North American unconventional oil resource trends.  We have assembled a current leasehold position of approximately 226,000 net acres in the Eagle Ford Shale, which we believe to be one of the highest rates of return unconventional oil and natural gas formations in North America. In addition to further leveraging our base of technical expertise in our project areas, our geographically concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs in addition to further leveraging our base of technical expertise in our project areas. We believe that our recent well results and offset operator activity in and around our project areas have significantly de-risked our acreage position such that there are low geologic risks and ample repeatable drilling opportunities across our core operating areas. In addition to our Eagle Ford Shale acreage, we have approximately 69,000 net acres in what we believe to be the core of the TMS. Recent well results by other operators in the area are encouraging with respect to both strong well performance and decreasing drilling and completion costs, which we believe will be enhanced by continued delineation and development drilling in the TMS during 2015 by us and other operators in the basin. We plan to allocate approximately 7% of our 2015 drilling and completion budget and 6% of our total 2015 capital budget to this area.

  •
  Demonstrated ability to drive oil production and reserves growth.  Our average production for the fourth quarter of 2014 was 43,897 boe/d, substantially all of which was from the Eagle Ford Shale. This compares to approximately 38,613 boe/d in the third quarter of 2014 and 18,810 boe/d during the fourth quarter of 2013. Our total proved reserves at December 31, 2014 was 134.8 mboe, a growth of 129% over the same period a year ago.

  •
  Large oil-weighted multi-year drilling inventory.  We have an inventory of over 3,300 net locations for potential future drilling on our acreage position in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale based on spacing varying from 75 acres to 40 acres. In 2015, we plan to spud approximately 73 net wells and complete approximately 86 net wells on our existing Eagle Ford Shale acreage. We have an inventory of up to 220 net oil weighted locations in our TMS area. Our knowledge about the basin's potential will be enhanced by continued delineation and development drilling in the TMS by us and other operators.

  •
  Experienced management and strong technical team.  Our team is comprised of individuals with a long history in the oil and natural gas business, and a number of our key executives have prior experience as members of public company management teams. Furthermore, members of the Sanchez Group have a 40-plus year operating history in the basins in which we operate, providing us with extensive knowledge of the basins and the ability to leverage longstanding relationships with mineral owners. Through SOG we have access to an experienced staff of oil and natural gas professionals including geophysicists, geologists, drilling and completion engineers, production and reservoir engineers and technical support staff. This technical team is large enough to support our growth into a significantly larger company relative to our current size. SOG's technical team has significant experience and expertise in applying the most sophisticated technologies used in conventional and unconventional resource style plays including 3-D seismic interpretation capabilities, horizontal drilling, comprehensive multi-stage hydraulic fracture stimulation programs and other exploration, production and processing technologies. We believe this technical expertise is integral to successful exploitation of our assets, including defining new core producing areas in emerging plays.

Core Properties

  Eagle Ford Shale

        We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 226,000 net leasehold acres with an average working interest of approximately 93%. Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas, approximately 60 acre well-spacing for our Marquis area, and approximately 75 acre well-spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be over 3,500 potential gross (3,300 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi-stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2015, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

        In our Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We have brought online 11 upper Eagle Ford wells and 6 lower Eagle Ford wells with combined average 30 day production rates of approximately 1,350 boe/d. For the year 2015, we plan to spend $400 - $410 million to spud 58 and complete 65 net wells in our Catarina area.

        In our Marquis area, we have approximately 72,000 net acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $6 million and $11 million per well based on our historical well costs. We have drilled 45 horizontal wells in our Prost area of Marquis that had average 30 day production rates of approximately 650 boe/d. We have drilled 6 horizontal wells in our Five Mile Creek area of Marquis that had average 30 day production rates of approximately 500 boe/d. We have identified up to 900 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. For the year 2015, we plan to spend $15 - $20 million to spud one net well and complete three net wells in our Marquis area.

        In our Cotulla area, we have approximately 39,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 85%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 million and $9.0 million per well based on our historical well costs. Our primary focus in our Cotulla area are our Alexander Ranch and Wycross development projects. In our Alexander Ranch development project, 45 wells have been brought online with average 30 day production rates of approximately 500 boe/d. In our Wycross development project, 30 wells have been brought online with average 30 day production rates of approximately 700 boe/d. We have identified up to 705 gross (670 net) locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. For the year 2015, we plan to spend $30 - $40 million to spud three net wells and complete seven net wells in our Cotulla area.

        In our Palmetto area, we have approximately 9,000 net acres in Gonzales County, Texas with an average working interest of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $7 million and $11 million per well based on our historical well costs. We have participated in the drilling of 62 gross wells on our acreage that had an average 30 day production rate of approximately 900 boe/d. We have identified up to 355 gross (170 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. For the year 2015, we plan to spend $80 - $85 million to spud and complete 11 net wells in our Palmetto area.

  Tuscaloosa Marine Shale

        In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock. In connection with the TMS transaction, we established an AMI in the TMS with SR, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. As of December 31, 2014 the AMI held rights to approximately 150,000 gross (108,000 net) acres, of which we owned approximately 69,000 net acres.

        Total consideration for the transactions consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. The total cash consideration provided to SR, an affiliate of the Company, was $14.4 million, before consideration of any well carries. The acquisitions were accounted for as the purchase of assets at cost at the acquisition date.

        We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we did not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we would have re-assigned the working interests acquired from SR. As of the date of this filing, we have met our initial well carry and exercised our right to continue drilling within the AMI and earn full rights to all acreage by carrying SR for an additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in 2015.

        Recent well results by other operators in the area are encouraging with respect to both strong well performance and decreasing drilling and completion costs. We plan to allocate approximately 6% of our total 2015 capital budget to our TMS area. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de-risk the play.

Oil and Natural Gas Reserves and Production

  Internal Controls

        Our estimated reserves at December 31, 2014 were prepared by Ryder Scott Company, L.P. ("Ryder Scott"), our independent reserve engineers. We expect to continue to have our reserve estimates prepared semi-annually by our independent third-party reserve engineers. Our internal professional staff works closely with Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, we provide Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves.

  Technology Used to Establish Reserves

        Under the rules of the Securities and Exchange Commission (the "SEC"), proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

  Qualifications of Responsible Technical Persons

        Internal SOG Engineers.    Vinodh Kumar is the technical person primarily responsible for overseeing the preparation of our reserve estimates. Mr. Kumar has over 40 years of industry experience with positions of increasing responsibility in engineering and evaluations with companies such as Hilcorp Energy Company, El Paso Exploration & Production Company, KCS Energy, Inc. and Koch Industries, Inc. He holds a Masters of Science degree in Petroleum Engineering from the University of Calgary and a Masters of Business Administration from Wichita State University. Mr. Kumar is a Registered Professional Engineer in the State of Texas.

        Independent Reserve Engineers.    Ryder Scott is an independent oil and natural gas consulting firm. No director, officer or key employee of Ryder Scott has any financial ownership in any member of the Sanchez Group or us. Ryder Scott's compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Ryder Scott has not performed other work for SOG, Sanchez Energy Partners I, LP ("SEP I") or us that would affect its objectivity. The engineering information presented in Ryder Scott's report was overseen by Don P. Griffin, P.E. Mr. Griffin is an experienced reservoir engineer having been a practicing petroleum engineer since 1976. He has more than 30 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Electrical Engineering from Texas Tech University. Mr. Griffin is a Registered Professional Engineer in the State of Texas.

  Estimated Proved Reserves

        The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2014, based on a reserve report prepared by Ryder

Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31, 2014
	Oil (mmbo)	Natural Gas Liquids (mmbbl)	Natural Gas (bcf)	Total Estimated Proved Reserves (mmboe)(2)	PV-10 (in millions)
Reserve Data(1):
Estimated proved reserves by project area:
Eagle Ford
Catarina	14.8	27.6	165.8	70.1	$593.1
Marquis	13.5	1.6	6.4	16.2	346.5
Cotulla	18.0	2.9	18.2	23.9	502.4
Palmetto	17.8	3.2	19.3	24.2	462.4

Total Eagle Ford	64.1	35.3	209.7	134.4	1,904.4
TMS	0.4	—	—	0.4	18.9

Total	64.5	35.3	209.7	134.8	$1,923.3

Standardized Measure (in millions)(1)(3)					$1,780.5

Estimated proved developed reserves by project area:
Eagle Ford
Catarina	7.8	14.8	89.0	37.5	$556.1
Marquis	6.8	0.9	3.6	8.3	303.7
Cotulla	7.5	1.7	11.2	11.1	310.7
Palmetto	4.9	1.2	6.8	7.2	221.9

Total Eagle Ford	27.0	18.6	110.6	64.1	1,392.4
TMS	0.4	—	—	0.4	18.9

Total	27.4	18.6	110.6	64.5	$1,411.3

Estimated proved undeveloped reserves by project area:
Eagle Ford
Catarina	7.0	12.8	76.8	32.6	$37.0
Marquis	6.7	0.7	2.8	7.9	42.8
Cotulla	10.5	1.2	7.0	12.8	191.7
Palmetto	12.9	2.0	12.5	17.0	240.5

Total Eagle Ford	37.1	16.7	99.1	70.3	512.0
TMS	—	—	—	—	—

Total	37.1	16.7	99.1	70.3	$512.0

(1)
Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.99/bo for oil, $44.84/bbl for NGLs and $4.35/mmbtu for natural gas at December 31, 2014. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. For the year ended December 31, 2014, the average realized prices for oil, NGLs and natural gas were $88.64 per bo, $25.86 per bbl and $4.06 per mcf, respectively. For a description of our commodity derivative contracts, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Operating Expenses—Commodity Derivative Transactions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments."

(2)
One boe is equal to six mcf of natural gas or one bo of oil or NGLs based on a rough energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(3)
Standardized measure is calculated in accordance with Accounting Standards Codification ("ASC"), Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)" included in "Item 8. Financial Statements and Supplementary Data."

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

        Future prices realized for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure amounts shown above should not be construed as the current market value of our estimated oil and natural gas reserves. The 10% discount factor used to calculate standardized measure, which is required by Financial Accounting Standard Board ("FASB") pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

  Development of Proved Undeveloped Reserves

        None of our proved undeveloped reserves ("PUD") at December 31, 2014 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs were substantially funded from capital contributions, cash flow from operations and the issuance of debt and equity securities. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions and extensions in the next five years from our cash on hand combined with cash flow from operations and utilization of available borrowing capacity under our credit facility. For a more detailed discussion of our liquidity position, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        As of December 31, 2014, we identified 321 gross (247 net) PUD drilling locations which we anticipate drilling within the next five years. The table below details the activity in our PUD locations from December 31, 2013 to December 31, 2014:

	Net Oil (mbbl)	Net Natural Gas Liquids (mbbl)	Net Natural Gas (mmcf)	Net Volume (mboe)
PUDs as of December 31, 2013	27,447	3,306	19,574	34,015
Revisions of previous estimates	(2,020)	229	(3,916)	(2,444)
Extensions and discoveries	12,604	4,187	24,182	20,821
Purchases	6,792	11,992	78,046	31,792
Conversion to proved developed reserves during the year	(7,749)	(2,984)	(18,776)	(13,862)

PUDs as of December 31, 2014	37,074	16,730	99,110	70,322

        We note that our proved reserve volumes contained in our reserve report include PUD locations that have a negative present value when discounted at 10%. There are a total of 61 such locations representing total net volumes of 18.1 mboe in our reserve report as of December 31, 2014. Despite the negative present value associated with these locations, management considers these locations economical on an undiscounted basis, and as such, is committed to developing these locations within the next five years. Excluding acquisitions, we expect to make capital expenditures related to drilling and completion of wells of approximately $560 to $600 million during the year ending December 31, 2015. We plan to spend approximately 60% to 70% of these capital expenditures on development of PUDs in 2015.

        For more information about our historical costs associated with the development of proved undeveloped reserves, please read "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)" included in "Item 8. Financial Statements and Supplementary Data."

  Reconciliation of PV-10 to Standardized Measure

        PV-10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). PV-10 is a computation of the Standardized Measure on a pre-tax basis. PV-10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10%. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure. Our PV-10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves.

        The following table provides a reconciliation of PV-10 to the Standardized Measure at December 31, 2014 for our proved reserves (in millions):

Proved Reserves
PV-10	$1,923.3
Present value of future income taxes discounted at 10%	(142.8)

Standardized Measure(1)	$1,780.5

(1)
Standardized measure is calculated in accordance with ASC Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see "Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)" included in "Item 8. Financial Statements and Supplementary Data."

Production, Revenues and Price History

        The following table sets forth information regarding combined net production of oil, NGLs, and natural gas and certain price and cost information attributable to our properties for each of the periods presented:

	Year Ended December 31,
	2014	2013	2012
Production:
Oil—mbo
Catarina	846.7	—	—
Marquis	1,910.4	724.5	67.4
Cotulla	1,868.1	1,098.3	87.8
Palmetto	1,422.6	1,085.6	262.7
Other	31.8	0.2	—

Total	6,079.6	2,908.6	417.9

Natural gas liquids—mbbl
Catarina	1,579.5	—	—
Marquis	251.2	63.8	—
Cotulla	485.7	204.5	0.1
Palmetto	273.7	186.7	0.6

Total	2,590.1	455.0	0.7

Natural gas—mmcf
Catarina	9,244.2	—	—
Marquis	974.4	383.7	—
Cotulla	3,066.6	1,402.1	—
Palmetto	1,542.3	1,234.4	226.7
Other	—	28.3	74.5

Total	14,827.5	3,048.5	301.2

Net production volumes:
Total oil equivalent (mboe)	11,141.0	3,871.6	468.8
Average daily production (boe/d)	30,523.2	10,607.1	1,280.8
Average Sales Price(1):
Oil ($ per bo)	$88.64	$99.82	$101.40
Natural gas liquids ($ per bbl)	$25.86	$28.60	$23.26
Natural gas ($ per mcf)	$4.06	$3.64	$2.54
Oil equivalent ($ per boe)	$59.79	$81.21	$92.07
Average unit costs per boe:
Oil and natural gas production expenses	$8.40	$9.21	$7.26
Production and ad valorem taxes	$3.39	$4.47	$4.53
General and administrative(2)(3)	$4.56	$7.80	$24.95
Depreciation, depletion, amortization and accretion	$30.35	$34.82	$33.96
Impairment of oil and natural gas properties	$19.19	$—	$—

(1)
Excludes the impact of derivative instruments.

(2)
For the years ended December 31, 2014, 2013 and 2012, general and administrative excludes non-cash stock-based compensation expense of approximately $12.8 million ($1.15 per boe), $17.8 million ($4.58 per boe) and $25.5 million ($54.49 per boe), respectively.

(3)
For the years ended December 31, 2014, 2013 and 2012, general and administrative includes acquisition costs included in general and administrative expense of $1.8 million ($0.16 per boe), $4.1 million ($1.07 per boe) and $0, respectively.

Drilling Activities

        The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2014, 45 gross wells were in various stages of completion.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	115.0	82.0	84.0	59.5	14.0	9.5
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	6.0	5.5	4.0	3.1	6.0	5.5
Dry	—	—	—	—	—	—
Total wells:
Productive	121.0	87.5	88.0	62.6	20.0	15.0
Dry	—	—	—	—	—	—

        The following table sets forth information at December 31, 2014 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated by us	189.0	155.2	201.0	198.7
Non-operated	94.0	34.7	1.0	0.3

Total	283.0	189.9	202.0	199.0

  Developed and Undeveloped Acreage

        The following table sets forth information as of December 31, 2014 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2014, 39% of our acreage was held by production.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Catarina	14,625	14,625	91,445	91,445
Marquis	3,960	3,960	68,434	68,434
Cotulla	5,160	4,405	40,435	34,520
Palmetto	2,480	1,187	16,034	7,674

Total Eagle Ford	26,225	24,177	216,348	202,073
TMS	500	319	107,404	68,441

Total	26,725	24,496	323,752	270,514

        As of December 31, 2014, we had leases representing 33,173 net acres (32,961 of which were in the Eagle Ford Shale) expiring in 2015, 16,594 net acres (11,222 of which were in the Eagle Ford Shale) expiring in 2016, and 54,469 net acres (13,342 of which were in the Eagle Ford Shale) expiring in 2017 and beyond. We anticipate that our current and future drilling plans along with selected lease extensions will address the majority of our leases expiring in the Eagle Ford Shale in 2015 and beyond. In addition to these lease expirations, we also have a continuous development obligation in our Catarina area that requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120 day period in order to maintain rights to any future undeveloped acreage.

  Delivery Commitments

        We have made commitments to certain purchasers to deliver a portion of our natural gas production from our Cotulla and Catarina areas. The total amount contracted to be delivered in our Cotulla area is approximately 24 bcf of natural gas through 2021. The price for these deliveries is set at the time of delivery of the product. We have more production capacity than the amounts committed and none of the commitments in any given year are material.

        In our Catarina area we have contracts with three processing facilities to deliver a portion of our natural gas production. The total amount contracted to be delivered in our Catarina area is approximately 175 bcf of natural gas with contracts expiring in 2016, 2018 and 2021. During 2014, we recorded expenses related to deficiencies on delivery commitments. These amounts were recorded to oil and natural gas production expenses in our consolidated statement of operations and were not considered material to the financial statement line item or to the consolidated financial statements as a whole. We expect to have additional expenses in 2015 related to deficiencies on our delivery commitments.

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

  Marketing and Major Customers

        For the year ended December 31, 2014, purchases by three of our customers accounted for 37%, 23% and 15%, respectively, of our total revenues. The three customers purchase the oil, NGLs and natural gas production from us pursuant to existing marketing agreements with terms that are currently on "evergreen" status and renew on a month-to-month basis until either party gives 30-day advance written notice of non-renewal.

        Since the oil, NGLs and natural gas that we sell are commodities for which there are a large number of potential buyers and because of the adequacy of the infrastructure to transport oil, NGLs and natural gas in the areas in which we operate, if we were to lose one or more customers, we believe that we could readily procure substitute or additional customers such that our production volumes would not be materially affected for any significant period of time.

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

  Seasonal Nature of Business

        Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months, resulting in seasonal fluctuations in the price we receive for our natural gas production. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations.

Environmental Matters and Regulation

  General

        Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous governmental agencies, such as the Environmental Protection Agency (the "EPA"), issue regulations, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling, production and transportation activities; (iii) govern the sourcing and disposal of water used in the drilling and completion process; (iv) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (vi) result in the suspension or revocation of necessary permits, licenses and authorizations; (vii) impose substantial liabilities for pollution resulting from drilling and production operations; and (viii) require that additional pollution controls be installed. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of our operations. Furthermore, the strict and joint and several liability nature of such laws and regulations could impose liability upon us regardless of fault.

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

        It is customary to recover oil and natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate oil and natural gas production. The protection of groundwater quality is extremely important to us. We believe that we follow all state and federal regulations and apply industry standard practices for groundwater protection in our operations. These measures are subject to close supervision by state and federal regulators. Our policy and practice is to follow all applicable guidelines and regulations in the areas where we conduct hydraulic fracturing. A surface casing string is set deeper than the deepest usable quality fresh water zones and cemented back to the surface in accordance with the appropriate regulations, potential lease requirements and legal requirements to ensure protection of existing fresh water zones. This surface string of casing is then pressure tested to ensure mechanical integrity of the casing string prior to continuing drilling operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA's Underground Injection Control, or UIC, Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned draft guidance.

        Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. In addition, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014.

        At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, with results of the study anticipated to be available by March 2015, and legislation has been proposed before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process, which legislation could be reintroduced in the current session of Congress.

        These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, Texas recently adopted rules and regulations requiring that hydraulic fracturing well operators disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, to state regulators and the public. Additionally, on October 28, 2014, the Texas Railroad Commission ("Commission") adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments also clarify the Commission's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective on November 17, 2014. Also, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. On May 16, 2013, the U.S. Department of Interior, or DOI, issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm their wells meet certain construction standards; and (iii) establish site plans to manage flowback water. The DOI announced its intent to finalize the rule in 2014; however, the final rule remains pending. In addition, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in early 2015.

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

  Air Emissions

        The federal Clean Air Act, as amended, or the CAA, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. On September 23, 2013, EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On December 19, 2014, the EPA released final updates and clarifications to the NSPS Standards. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address the methane and smog-forming VOC emissions from the oil and gas industry. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of oil and natural gas projects, and our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. While we may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations.

  Climate Change

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (the "Tailoring Rule") in May 2010, and it also became effective January 2011. The Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the CAA. On June 23, 2014, in Utility Air Regulatory Group v. EPA ("UARG v. EPA"), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memorandums providing initial guidance on GHG permitting requirements in response to the Court's decision in UARG v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted "no action assurance" indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit.

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

        The FERC also possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. FERC possesses substantial enforcement authority for violations of the Natural Gas Act, or NGA, including the ability to assess civil penalties, order disgorgement of profits and recommend criminal penalties. The Energy Policy Act of 2005 amended the NGA to grant FERC new authority to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce, and to prohibit market manipulation. FERC's anti-manipulation regulations apply to FERC jurisdictional activities, which have been broadly construed by the FERC. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial civil and criminal penalties, including civil penalties of up to $1.0 million per day, per violation.

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

Employees

        We currently do not have any employees. Pursuant to our Services Agreement with SOG (the "Services Agreement"), SOG performs services for us, including the operation of our properties. Please also read Note 9, "Related Party Transactions." As of December 31, 2014, SOG had approximately 205 employees, including 21 engineers, 10 geoscientists and 15 land professionals. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that SOG's relations with its employees are satisfactory.

        We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Offices

        For our principal offices, we currently share offices with other members of the Sanchez Group under leases entered into by the Company covering approximately 90,000 square feet of office space in Houston, Texas at 1000 Main Street, Suite 3000, Houston, Texas 77002, expiring in 2025. In addition, SOG maintains offices in Laredo and San Antonio, Texas.

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

        Our common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "SN." Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

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

  •
  the availability of funds.

        If these assumptions prove to be incorrect, our estimates of our reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. For example, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2014 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $423 million, from approximately $1,781 million to approximately $1,358 million.

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

Our acquisition, development and production operations require us to make substantial capital expenditures. Although we expect to fund our capital expenditure budget for 2015 using cash flow from operations and cash on hand, if our cash flow from operations turns out to be less than we currently expect and we are required, but are unable, to fund our remaining capital budget from other sources, such as borrowings under our credit facility and/or the issuance of debt or equity securities, our failure to obtain the funds that we need could have a material adverse effect on our business, financial condition and results of operations.

        The oil and natural gas industry in which we operate is capital intensive and we must make substantial capital expenditures in our business for the acquisition, development and production of oil, natural gas and NGL reserves. Our cash on hand, cash flows from operations, ability to borrow and access to capital markets are subject to a number of variables, many of which are beyond our control, including:

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

        If our revenues or the borrowing base under our revolving credit facility decrease as a result of lower oil, NGL or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have a reduced ability to obtain the capital necessary to sustain our operations at current levels. In addition, we may be unable to access the capital markets for debt or equity financing. If we are unsuccessful in obtaining the funds we need to fund our capital budget, we will be forced to reduce our capital expenditures, which in turn could lead to a decline in our production, revenues and our reserves, and could adversely affect our business, financial condition and results of operations.

Market conditions for oil, natural gas and NGLs, and particularly the recent declines in prices for these commodities, could adversely affect our revenue, cash flows, profitability and growth.

        Prices for oil, natural gas and NGLs fluctuate widely in response to a variety of factors that are beyond our control, such as:

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

  •
  actions of OPEC and other state-controlled oil companies relating to oil price and production controls;

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

        In the past, oil, natural gas and NGL prices have been extremely volatile, and we expect this volatility to continue. Recently, oil prices have declined precipitously. For the twelve months ended December 31, 2014, the West Texas Intermediate posted price used to calculate the full cost ceiling in accordance with SEC rules declined from a high of $105.34 per bo on July 1, 2014 to $69.00 per bo on December 1, 2014. Such volatility may affect the amount of our net estimated proved reserves and will affect the standardized measure of discounted future net cash flows of our net estimated proved reserves. We recorded a full cost ceiling test impairment before income taxes of $213.8 million for the year ended December 31, 2014. The combined impact of lower commodity prices adversely affecting proved reserve values and the historical costs to drill and complete wells carried as proved undeveloped, as compared to current drilling and completion costs primarily contributed to the ceiling impairment. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. Given the current trend in commodity prices, the Company expects a continued decline in 12-month average commodity prices and therefore, we expect additional impairments could be recorded during 2015.

        In addition, our revenue, profitability and cash flow depend upon the prices of and demand for oil, natural gas and NGL reserves, and a sustained drop in prices can significantly affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

  •
  limit our ability to enter into commodity derivative contracts at attractive prices;

  •
  reduce the value and quantities of our reserves, because declines in oil, natural gas and NGL prices would reduce the amount of oil, natural gas and NGLs that we can economically produce;

  •
  reduce the amount of cash flow available for capital expenditures;

  •
  limit our ability to borrow money or raise additional capital; and

  •
  make it uneconomical for our operating partners to commence or continue production levels of oil, natural gas and NGLs.

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

        As of February 26, 2015, we have commodity derivative contracts in place covering approximately 60% of the mid-point of our estimated oil and natural gas production for 2015. The contracts consist of swaps, enhanced swaps, collars, put spreads, and three-way costless collars, covering crude oil and natural gas production. In the future, we expect to continue to enter into commodity derivative contracts for a portion of our estimated production, which could result in net gains or losses on commodity derivatives. Our hedging strategy and future hedging transactions will be determined by our management, which is not under any obligation to enter into commodity derivative contracts covering any specific portion of our production.

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

Lower oil, natural gas and NGL prices may cause us to record ceiling limitation impairments, which would reduce our earnings and stockholders' equity.

        We use the full-cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil, natural gas and NGL properties, including unproved and unevaluated property costs. Under full cost accounting rules, the net capitalized cost of oil, natural gas and NGL properties may not exceed a "ceiling limit" that is based upon the present value of estimated future net revenues from net proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties and other adjustments as required by SEC rules. If net capitalized costs of oil, natural gas and NGL properties exceed the ceiling limit, we must charge the amount of the excess to earnings, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. This is called a "ceiling limitation impairment." The risk that we will experience a ceiling limitation impairment increases when oil, natural gas or NGL prices are depressed, if we have substantial downward revisions in estimated net proved reserves or if estimates of future development costs increase significantly. Based upon current price trends we could experience ceiling limitation impairments in future periods.

        As of December 31, 2014, the net book value of our oil and natural gas properties exceeded our ceiling amount using the WTI unweighted 12-month average price of $94.99/bo for oil, the Mt. Belvieu unweighted 12-month average price of $44.84/bbl for NGLs and the Henry Hub unweighted 12-month average price of $4.35/mmbtu for natural gas adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead, resulting in a write-down of our oil and natural gas properties of $213.8 million before income taxes. As ceiling test computations depend upon the calculated unweighted arithmetic average prices, it is difficult to predict the likelihood, timing and magnitude of any future impairments. However, given the current trend in commodity prices, the Company expects a continued decline in 12-month average commodity prices, and, therefore, we expect additional impairments could be recorded during 2015. A ceiling test write down would negatively affect our results of operations.

        Costs associated with unevaluated properties are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to amortization and the ceiling test limitation.

        Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Substantial and sustained decreases in oil and natural gas prices would render uneconomic a significant portion of our development and exploitation projects. This may result in our having to make downward adjustments to our estimated proved reserves. As a result, substantial and sustained declines in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

The Company's derivative risk management activities could result in financial losses.

        To mitigate the effect of commodity price volatility on the Company's net cash provided by operating activities, support the Company's annual capital budgeting and expenditure plans and reduce commodity price risk associated with certain capital projects, the Company's strategy is to enter into derivative arrangements covering a portion of its oil, NGL and natural gas production. These derivative arrangements are subject to mark-to-market accounting treatment, and the changes in fair market value of the contracts are reported in the Company's statements of operations each quarter, which may result in significant non-cash gains or losses. These derivative contracts may also expose the Company to risk of financial loss in certain circumstances, including when:

  •
  production is less than the contracted derivative volumes, in which case we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity;

  •
  the counterparty to the derivative contract defaults on its contractual obligations;

  •
  there is a widening of price basis differentials between delivery points for our production and the delivery point assumed in the hedge instrument; or

  •
  the derivative contracts limit the benefit the Company would otherwise receive from increases in commodity prices.

Such financial losses could materially impact our liquidity, business, financial condition and results of operations.

Our stock price has been volatile, and investors in our common stock could incur substantial losses.

        Our stock price has been volatile. For example, for the year ended December 31, 2014, our stock price had a high closing price of $38.13 per share and a low closing price of $6.48 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including, but not limited to:

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

        Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production in paying quantities is established during their primary terms or we obtain extensions of the leases. Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we do not know if our undeveloped leasehold acreage will ever be drilled or if we will be able to produce crude oil, natural gas or NGLs from these or any other potential drilling locations. If our leases expire, we will lose our right to develop the related properties on this acreage. As of December 31, 2014, we had leases representing 33,173 net acres (32,961 of which were in the Eagle Ford Shale) expiring in 2015, 16,594 net acres (11,222 of which were in the Eagle Ford Shale)

expiring in 2016, and 54,469 net acres (13,342 of which were in the Eagle Ford Shale) expiring in 2017 and beyond. While we anticipate that our current and future drilling plans will address the majority of our leases expiring in the Eagle Ford Shale in 2015, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operation. See "Business and Properties—Properties—Developed and Undeveloped Acreage" for additional information.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

        Our management has specifically identified and scheduled drilling locations as an estimation of our future drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil, NGL and natural gas prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil, NGL or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operations.

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

        Our current business focus is on the oil and natural gas industry in a limited number of properties, in the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Southwest Mississippi and Southeast Louisiana. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. For example, our Catarina assets, comprised of approximately 106,000 contiguous net acres in Dimmit, LaSalle and Webb Counties, Texas under the Catarina Lease, represent approximately 52% of our proved reserves as of December 31, 2014, approximately 47% of our Eagle Ford acreage as of December 31, 2014 and, on a pro forma basis, approximately 53% of our total production volumes for the year ended December 31, 2014. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. In particular, we may be disproportionately exposed to the impact of delays or interruptions of production from wells in which we have an interest that are caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from wells in the Eagle Ford Shale. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

        Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Indeed, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in early 2015. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

We may lose our rights to the Sanchez Group's technological database, including its 3D and 2D seismic data, under certain circumstances.

        Pursuant to the Services Agreement, we have access to the unrestricted, proprietary portions of the technological database owned and maintained by the Sanchez Group and related to our properties, and SOG is otherwise required to interpret and use the database, to the extent relating to our properties, for our benefit under the Services Agreement. For a description of the Services Agreement see Note 9, "Related Party Transactions" in the notes to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This database includes the 2D and 3D seismic data used for our exploration and development projects as well as the well logs, LAS files, scanned well documents and other well documents and software that are necessary for our daily operations. This information is critical for the operation and expansion of our business. Under certain circumstances, including if SOG provides at least 180 days' advance written notice of its desire to terminate the Services Agreement, the license agreement will terminate and we will lose our rights to this technological database unless members of the Sanchez Group permit us to retain some or all of these rights, which they may decline to do in their sole discretion. In such event, we are unlikely to be able to obtain rights to similar information under substantially similar commercial terms or to continue our business operations as proposed and our liquidity, business, financial condition and results of operations will be materially and adversely affected and it could delay or prevent an acquisition of us.

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

Our completed acquisitions involve risks associated with acquisitions and integrating acquired assets, including the potential exposure to significant liabilities, and the intended benefits of these acquisitions may not be realized.

        We have grown our business and our reserves through multiple significant acquisitions. Each of these acquisitions involves certain risks. The risks that we face associated with our acquisitions and integrating the assets acquired from these acquisitions into existing operations include:

  •
  our senior management's attention being diverted from the management of daily operations to the integration of the acquired assets;

  •
  our incurring significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

  •
  the acquired assets not performing as well as we anticipate; and

  •
  unexpected costs, delays and challenges that arise in integrating such assets into our existing operations.

        Even if we successfully integrate the assets acquired in our acquisitions into our operations, it may not be possible to realize the full benefits that we anticipate and/or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits that we anticipate from our acquisitions, our business, results of operations and financial condition may be adversely affected.

Under the terms of the lease with respect to the Catarina assets, we are subject to annual drilling and development requirements and failure to comply with these requirements may result in loss of our interests in the Catarina area that are not held by production.

        In order to protect our exploration and development rights in the Catarina area, we are required to meet certain drilling and other requirements under the lease with respect to this area (the "Catarina Lease"). For example, the Catarina Lease currently requires us to drill 50 wells per year (measured from July to July). If we fail to meet the minimum drilling commitment under the terms of the Catarina Lease, we would forfeit our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, associated rights such as midstream assets). In addition, the Catarina Lease requires us to go no longer than 120 days without spudding a well, and, under the terms of the Catarina Lease, failure to do so would result in the forfeiture of our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, acreage upon which associated midstream assets are located). Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we cannot assure you that we will be able meet our obligations under the Catarina Lease. If the Catarina Lease expires, we will lose our right to develop the related properties on this acreage, which could adversely affect our business, financial condition and results of operations.

If we were to experience an ownership change, we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income.

        As of December 31, 2014, we had net operating losses ("NOLs") carryforwards of $645.1 million. If we were to experience an "ownership change," as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more "5% shareholders" (as defined in the Internal Revenue Code) at any time during a rolling three-year period.

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

We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our credit facility and the indenture governing the Senior Notes (as defined in Note 5, "Long-Term Debt") contain restrictions on our ability to dispose of assets and our use of any of the proceeds. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations.

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

        Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our credit facility. As of December 31, 2014, we had $1.75 billion of debt outstanding, all of which was attributable to our Senior Notes, and a borrowing base of $650 million (with an elected commitment amount of $300 million) under our credit facility for secured revolver borrowings. Our increased indebtedness could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

        The aggregate amount of our outstanding indebtedness could have important consequences for us, including the following:

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

The present value of future net revenues from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil, natural gas and NGL reserves.

        The present value of future net revenues from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil, natural gas and NGL reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on the unweighted arithmetic average of the first-day-of-the-month prices for each month within the 12-month period prior to the end of the reporting period and costs in effect as of the date of the estimate. However, actual future net cash flows from our oil, natural gas and NGL properties also will be affected by factors such as:

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

We have limited experience drilling wells on our TMS acreage, which has a short operational history and is subject to more uncertainties than our drilling program in more established formations.

        We and other operators have begun drilling wells in the TMS only recently. Accordingly, there is limited information on which we can determine optimum drilling and completion strategies and drilling costs (which may be higher than other trends in which we operate), or estimate production decline rates or recoverable reserves from drilling on our acreage in this trend. Our drilling plans with respect to the TMS are flexible and depend on a number of factors, including the extent to which our initial wells in the trend are commercially successful.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

        Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production. This process is typically regulated by state agencies. The EPA, however, has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the federal SDWA UIC Program. On February 12, 2014, the EPA published revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned draft guidance. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. In addition, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic

Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014.

        At the same time, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, with a draft of the study anticipated to be available by March 2015, and legislation has been proposed before Congress to provide for federal regulation of hydraulic fracturing and to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process, which legislation could be reintroduced in the current session of Congress. Further, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency's estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.

        These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanism. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, Texas recently adopted rules and regulations requiring that hydraulic fracturing well operators disclose the list of chemical ingredients subject to the requirements of OSHA to state regulators and the public. Additionally, on October 28, 2014, the Texas Railroad Commission, or the Commission, adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments also clarify the Commission's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective on November 17, 2014. Also, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. On May 16, 2013, the DOI issued a revised proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process; (ii) confirm their wells meet certain construction standards; and (iii) establish site plans to manage flowback water. The DOI announced its intent to finalize the rule in 2014, however, the final rule remains pending. These or any other new laws or regulations that significantly restrict hydraulic fracturing could make it more difficult or costly for us to drill and produce from conventional or tight formations, increase our costs of compliance and doing business and make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings.

        In addition, on October 20, 2011, the EPA announced its intention to develop federal pre-treatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the new pretreatment rules will require shale gas operations to pretreat wastewater before transferring it to treatment facilities. Proposed rules are expected in early 2015. We cannot predict the impact that these standards may have on our business at this time, but these standards could have a material impact on our business, financial condition and results of operation.

        In addition, in August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically-fractured wells constructed or refractured after January 1, 2015. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. On September 23, 2013, the EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On December 19, 2014, the EPA released final updates and clarifications to the NSPS standards.

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

        On April 2, 2007, the U.S. Supreme Court ruled, in Massachusetts, et al. v. EPA, that the CAA definition of "pollutant" includes carbon dioxide and other GHGs and, therefore, the EPA has the authority to regulate carbon dioxide emissions from automobiles. Thereafter, on December 15, 2009, the EPA published its findings that GHG emissions present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the Tailoring Rule in May 2010, and it also became effective January 2011. The Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the CAA. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memorandums providing initial guidance on GHG permitting requirements in response to the Court's decision in Utility Air Regulatory Group v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted "no action assurance" indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit.

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

Derivatives reform legislation and related regulations could have an adverse effect on our ability to hedge risks associated with our business.

        The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or CFTC, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities.

        Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC has issued many rules to implement the Dodd-Frank Act, including a rule, which we refer to as the "Mandatory Clearing Rule," requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), establishing an "end-user" exception to the Mandatory Clearing Rule, which we refer to as the "End-User Exception," and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits. The CFTC proposed a new version of this rule, which we refer to as the "Re-Proposed Position Limit Rule," with respect to which the comment period has closed but a final rule has not been issued. In addition, the CFTC and bank regulators re-proposed rules, which we refer to as the "Re-Proposed SD/MSP Margin Rules," which, if adopted, would require that swap dealers and major swap participants receive initial and variation margin on uncleared swaps with financial end-users with material swaps exposures, swap dealers and major swap participants.

        We qualify for and will utilize the End-User Exception to the Mandatory Clearing Rule if it is expanded to cover swaps in which we participate, our hedging and other activities are such that we will not be required to post margin under the Re-Proposed SD/MSP Margin Rules, if adopted, and the quantities under the swaps in which we participate are well within applicable limits under the Re-Proposed Position Limit Rule, so we do not expect to be directly affected by any of such rules. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End-User Exception and, if the Re-Proposed SD/MSP Margin Rules are adopted, will be subject to such rule and required to post margin in accordance with such rule in connection with their swaps with other swap dealers and major swap participants. The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule and the Re-Proposed SD/MSP Margin Rules are ultimately effected, such proposed rules could significantly increase the cost of our derivative contracts (including through our being required to post collateral), materially alter the terms of our derivative contracts, reduce the availability of derivatives to us that we have historically used to protect against risks that we encounter in our business, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

We may incur more taxes and certain of our projects may become uneconomic if certain federal income tax deductions currently available with respect to oil and natural gas exploration and production are eliminated as a result of future legislation.

        Legislation is proposed from time to time that contains proposals to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. These proposals include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any of the foregoing proposals will actually be enacted or how soon any such changes in law could become effective. The passage of any legislation as a result of these proposals or any other similar change in U.S. federal income tax law could eliminate and/or defer certain tax deductions that are currently available with respect to oil and natural gas exploration and production. Any such change could materially adversely affect our business, financial condition and results of operations by increasing the after-tax costs we incur which would in turn make it uneconomic to drill some locations if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

We are subject to anti-takeover provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

        Provisions in our restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our amended and restated bylaws establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire us may be considered beneficial by some stockholders.

We are subject to legal proceedings and legal compliance risks.

        We, including our officers and directors, are involved in various legal proceedings from time to time. Certain of these legal proceedings may be a significant distraction to management and could expose our Company to significant liability, including damages, fines, penalties and attorneys' fees and costs, any of which could have a material adverse effect on our business and results of operations.

        We discuss the risks and uncertainties related to our litigation in more detail below in "Item 3. Legal Proceedings" and in Note 14, "Commitments and Contingencies."

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

        We are required to comply with laws, regulations and requirements, including the reporting obligations of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), related regulations of the SEC and the requirements of the NYSE with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements requires a significant amount of time from our board of directors and management and has significantly increased our legal and financial compliance costs and made such compliance more time-consuming and costly. As compared to a private company, among other things, we are required to:

  •
  maintain a more comprehensive compliance function;

  •
  design, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

  •
  comply with rules promulgated by the NYSE;

  •
  prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

  •
  maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

  •
  involve and retain to a greater degree outside counsel and accountants in the above activities; and

  •
  maintain an investor relations function.

        In addition, as a public company subject to these rules and regulations, it may become more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept greater coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members to serve on our board of directors, particularly the audit committee of the board of directors (the "Audit Committee").

        Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Further, our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. Any failure to remediate material weaknesses or significant deficiencies and to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of our identification of one material weakness related to an over-estimation of future development costs in the year-end reserve report. A material weakness in our internal controls could have a material adverse effect on us.

        Controls over the estimation and review of our future development costs were not designed appropriately resulting in the estimates of future development costs in the reserve report not being adequately reduced for incurred and accrued current period drilling costs, and future development costs being over-estimated by approximately $85 million. This resulted in a control deficiency related to the estimation of future development costs included in the reserve report as of December 31, 2014.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act as of December 31, 2014, we identified a material weakness related to our future development cost estimates on the year-end reserve report. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control Over Financial Reporting" included in Item 9A of this report.

        Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Further, the complexities of our quarter-end and year-end closing processes increase the risk that a weakness in internal controls over financial reporting may go undetected. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We are working to remediate the material weakness discussed above and have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the improvement of communication between accounting and engineering personnel and enhancing the review process over the inputs to the reserve report, which are further described in Item 9A of this report. We plan to complete this remediation process as quickly as possible. However, if our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including a delisting from the NYSE, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

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

Pursuant to the terms of our restated certificate of incorporation, members of the Sanchez Group are not required to offer corporate opportunities to us, and our directors and officers may be permitted to offer certain corporate opportunities to members of the Sanchez Group before us.

        Our board of directors includes persons who are also directors and/or officers of members of the Sanchez Group. Our restated certificate of incorporation provides that:

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

        Certain services required by us for the operation of our business, including general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals, are provided by SOG pursuant to the Services Agreement. The services provided under the Services Agreement commenced on the date that the IPO closed and will terminate five years thereafter. The term automatically extends for additional 12-month periods and is terminable by either party at any time upon 180 days' written notice. See "Corporate Governance—Compensation Committee" in the proxy statement for the 2015 annual meeting of stockholders, which is incorporated by reference to this report. While these services are being provided to us by SOG, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited. After the expiration or termination of this agreement, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from SOG under our agreements with SOG.

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

        As of December 31, 2014, members of the Sanchez Group owned, in the aggregate, approximately 9% of our outstanding common stock. These shares are eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act. In addition, under certain circumstances, these persons have the right to require us to register the resale of their shares. Moreover, we have registered all of the shares of our common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance unless, pursuant to their terms, these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The information required by Item 2 is contained in Item 1. Business.

Item 3.    Legal Proceedings

        The information required by this Item is set forth in Note 14, "Commitments and Contingencies."

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market for Registrant's Common Equity.    Shares of our common stock are traded on the NYSE under the symbol "SN." The following table sets forth the reported high and low closing prices of our common stock for the periods indicated:

	Common Stock
	High	Low
2014:
First Quarter	$31.98	$23.85
Second Quarter	$38.13	$25.98
Third Quarter	$36.92	$26.26
Fourth Quarter	$25.20	$6.48

	Common Stock
	High	Low
2013:
First Quarter	$21.62	$17.10
Second Quarter	$23.43	$17.02
Third Quarter	$27.60	$20.40
Fourth Quarter	$30.92	$22.71

        On February 26, 2015, the last sale price of our common stock, as reported on the NYSE, was $13.42 per share.

        Holders.    The number of shareholders of record of our common stock was approximately 38 on February 26, 2015, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

        Dividends.    We pay dividends quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when and if declared by the Company's board of directors on our Series A and Series B Convertible Perpetual Preferred Stock in the amounts of 4.875% and 6.50%, respectively. No dividends were accrued or accumulated prior to September 17, 2012. As of December 31, 2014, we have paid approximately $36.9 million in dividends to holders of our Series A and Series B Convertible Perpetual Preferred Stock since their respective issuances.

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

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth certain information as of December 31, 2014 regarding the Sanchez Energy Corporation Amended and

Restated 2011 Long Term Incentive Plan (the "LTIP"). The LTIP was approved by our stockholders at our 2012 annual meeting of stockholders.

Plan Category:	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	—	N/A	4,560,859	(1)
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	—	—	4,560,859

(1)
The maximum number of shares that may be delivered pursuant to the LTIP is limited to 15% of our issued and outstanding shares of common stock. This maximum amount automatically increases to 15% of the issued and outstanding shares of common stock immediately after each issuance by us of our common stock, unless our board of directors determines to increase the maximum number of shares of common stock by a lesser amount.

  Recent Sales of Unregistered Securities.

Period	Total Number of Shares Withheld(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2014 - October 31, 2014	1,279	$25.04	—	—
November 1, 2014 - November 30, 2014	—	$—	—	—
December 1, 2014 - December 31, 2014	—	$—	—	—

(1)
Represents shares that were withheld by us to satisfy employee tax withholding obligations that arose upon the lapse of restrictions on restricted stock.

        Repurchases of Equity Securities.    Neither we nor any "affiliated purchaser" repurchased any of our equity securities in the quarter ended December 31, 2014.

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

        The above information under the caption "Comparative Stock Performance" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically request that such information be treated as "soliciting material" or specifically incorporate such information by reference into such a filing.

Item 6.    Selected Financial Data

        The selected financial data table below shows our historical consolidated financial data as of and for each of the five years in the period ended December 31, 2014. The selected financial data is derived from our audited historical financial statements.

        Our historical financial statements prior to December 19, 2011 have been prepared on a carve-out basis from the accounts of SEP I. The carved-out financial information includes all assets, liabilities and results of operations of the unconventional oil and natural gas properties and related assets contributed to us by SEP I for the periods prior to December 19, 2011.

        Our historical financial statements prior to December 19, 2011 included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows as if we had operated as a stand-alone public company during those periods. The historical financial data prior to December 19, 2011 reflect historical accounts attributable to the SEP I assets (the "SEP I Assets") on a "carve-out" basis, including allocated overhead from our predecessor in interest, for periods prior to our acquisition of the SEP I Assets on December 19, 2011 and do not reflect any estimate of additional overhead that we may incur as a separate company.

        The selected financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
REVENUES:
Oil sales	$538,887	$290,322	$42,377	$13,905	$4,404
Natural gas liquids sales	66,989	13,013	15	22	—
Natural gas sales	60,188	11,085	766	589	149

Total revenues	666,064	314,420	43,158	14,516	4,553

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	93,581	35,669	3,401	1,628	391
Production and ad valorem taxes	37,787	17,334	2,124	830	214
Depreciation, depletion, amortization and accretion	338,097	134,845	15,922	4,252	1,430
Impairment of oil and natural gas properties	213,821	—	—	—	—
General and administrative(1)	63,692	47,951	37,239	5,368	5,276

Total operating costs and expenses	746,978	235,799	58,686	12,078	7,311

Operating income (loss)	(80,914)	78,621	(15,528)	2,438	(2,758)
Other income (expense):
Interest and other income	289	135	74	10	—
Interest expense	(89,800)	(30,934)	(99)	—	—
Net gains (losses) on commodity derivatives	137,205	(16,938)	(742)	(480)	—

Total other income (expense)	47,694	(47,737)	(767)	(470)	—

Income (loss) before income taxes	(33,220)	30,884	(16,295)	1,968	(2,758)
Income tax expense (benefit)	(11,429)	3,986	—	—	—

Net income (loss)	(21,791)	26,898	(16,295)	1,968	(2,758)
Less:
Preferred stock dividends	(33,590)	(18,525)	(2,112)	—	—
Net income allocable to participating securities(2)(3)	—	(364)	—	—	—

Net income (loss) attributable to common stockholders	$(55,381)	$8,009	$(18,407)	$1,968	$(2,758)

Net income (loss) per common share—basic and diluted	$(1.06)	$0.22	$(0.56)	$0.09	$(0.12)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders—basic and diluted(4)(5)	52,338	36,379	33,000	22,479	22,091

(1)
Includes stock-based compensation expense of $12.8 million, $17.8 million and $25.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
The Company's restricted shares of common stock are participating securities.

(3)
For the years ended December 31, 2014 and 2012 no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses. There were no outstanding shares of participating restricted stock for the years ended December 31, 2011 and 2010.

(4)
The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The Company had no outstanding stock awards prior to its initial grants in January 2012.

(5)
Weighted average shares used to compute earnings (loss) per share for the year ended December 31, 2010 includes those shares issued to SEP I by the Company in connection with and as partial consideration for the acquisition of the SEP I Assets, which shares have been retroactively reflected as outstanding for all periods presented.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$379,556	$60,943	$15,671	$63,890	$(1,818)
Total assets	$3,075,410	$1,629,153	$426,574	$217,356	$26,765
Long term debt, net of premium and discount	$1,746,263	$593,258	$—	$—	$—
Total stockholders' equity / parent net investment	$999,587	$857,309	$366,743	$215,141	$22,162

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$415,335	$189,261	$29,072	$5,546	$(3,777)
Net cash used in investing activities	$(1,361,264)	$(1,093,363)	$(181,427)	$(108,005)	$(7,925)
Net cash provided by financing activities	$1,266,112	$1,007,286	$139,661	$165,500	$11,702

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

  •
  Less:

  •
  Premiums on commodity derivative contracts;

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

        Our Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate Adjusted EBITDA in the same manner.

        The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$(21,791)	$26,898	$(16,295)	$1,968	$(2,758)
Plus:
Interest expense	89,800	30,934	99	—	—
Net losses (gains) on commodity derivative contracts	(137,205)	16,938	742	480	—
Net settlements received (paid) on commodity derivative contracts	5,600	(5,787)	2,749	—	—
Depreciation, depletion, amortization and accretion	338,097	134,845	15,922	4,252	1,430
Impairment of oil and natural gas properties	213,821	—	—	—	—
Stock-based compensation expense	12,843	17,751	25,542	—	—
Acquisition costs included in general and administrative	1,808	4,129	—	—	—
Income tax expense (benefit)	(11,429)	3,986	—	—	—
Less:
Premiums on commodity derivative contracts(1)	(718)	(2,838)	(3,059)	—	—
Interest income	(193)	(190)	(74)	(1)	—

Adjusted EBITDA	$490,633	$226,666	$25,626	$6,699	$(1,328)

(1)
This amount includes premiums accrued but not paid as of the end of the period.

        The following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net cash provided by (used in) operating activities	$415,335	$189,261	$29,072	$5,546	$(3,777)
Net change in operating assets and liabilities	(6,238)	12,334	(3,806)	1,154	2,449
Interest expense, net(1)	79,850	23,584	(74)	(1)	—
Accrued settlements on commodity derivative contracts(2)	(122)	(2,642)	434	—	—
Acquisition costs included in general and administrative	1,808	4,129	—	—	—

Adjusted EBITDA	$490,633	$226,666	$25,626	$6,699	$(1,328)

(1)
This amount includes cash interest expense on our Senior Notes and credit agreements, net of interest income.

(2)
This amount includes premiums accrued but not paid as of the end of the period.

Adjusted Net Income (Loss)

        We present adjusted net income (loss) attributable to common stockholders ("Adjusted Net Income (Loss)"), in addition to our reported net income (loss) in accordance with U.S. GAAP. This information is provided because management believes exclusion of the impact of the items included in our definition of Adjusted Net Income (Loss) below will help investors compare results between periods, identify operating trends that could otherwise be masked by these items and highlight the impact that commodity price volatility has on our results. We define Adjusted Net Income (Loss) as net income (loss):

        Plus:

  •
  Non-cash preferred stock dividends associated with conversion;

  •
  Net losses (gains) on commodity derivative contracts;

  •
  Net settlements received (paid) on commodity derivative contracts;

  •
  Stock-based compensation expense;

  •
  Acquisition costs included in general and administrative;

  •
  Impairment of oil and natural gas properties;

  •
  Other non-recurring items that we deem appropriate; and

  •
  Tax impact of adjustments to net income (loss).

        Less:

  •
  Premiums on commodity derivative contracts;

  •
  Preferred stock dividends; and

  •
  Other non-recurring items that we deem appropriate.

        The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (Loss) (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$(21,791)	$26,898	$(16,295)	$1,968	$(2,758)
Less: Preferred stock dividends	(33,590)	(18,525)	(2,112)	—	—

Net income (loss) attributable to common shares and participating securities	(55,381)	8,373	(18,407)	1,968	(2,758)
Plus:
Non-cash preferred stock dividends associated with conversion	17,297	—	—	—	—
Net losses (gains) on commodity derivatives contracts	(137,205)	16,938	742	480	—
Net settlements received (paid) on commodity derivative contracts	5,600	(5,787)	2,749	—	—
Premiums on commodity derivative contracts(1)	(718)	(2,838)	(3,059)	—	—
Impairment of oil and natural gas properties	213,821	—	—	—	—
Stock-based compensation expense	12,843	17,751	25,542	—	—
Acquisition costs included in general and administrative	1,808	4,129	—	—	—
Tax impact of adjustments to net income (loss)(2)	(33,081)	(3,898)	—	—	—

Adjusted net income (loss)	24,984	34,668	7,567	2,448	(2,758)
Adjusted net income allocable to participating securities(3)(4)	(1,157)	(1,513)	(221)	—	—

Adjusted net income (loss) attributable to common stockholders	$23,827	$33,155	$7,346	$2,448	$(2,758)

Adjusted net income (loss) per common share—basic and diluted(5)(6)(7)	$0.46	$0.91	$0.22	$0.11	$(0.12)

Weighted average number of unrestricted outstanding common shares to calculate adjusted net income (loss) per common share—basic and diluted	52,338	36,379	33,000	22,479	22,091

(1)
This amount includes premiums accrued but not paid as of the end of the period.

(2)
The tax impact is computed by utilizing the Company's effective tax rate on the adjustments to reconcile net income (loss) to adjusted net income (loss).

(3)
The Company's restricted shares of common stock are participating securities.

(4)
There were no outstanding shares of participating restricted stock for the years ended December 31, 2011 and 2010.

(5)
The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred

  Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(6)
The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(7)
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

        Adjusted Net Income (Loss) is not intended to represent cash flows for the period, nor is it presented as a substitute for net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP.

Pro Forma net income (loss) and Pro forma Adjusted EBITDA

        We present pro forma net income (loss) and pro forma adjusted EBITDA attributable to common stockholders ("pro forma Adjusted EBITDA") in addition to our reported net income (loss) in accordance with U.S. GAAP and historical Adjusted EBITDA. Pro forma net income and pro forma Adjusted EBITDA are non-GAAP financial measures that are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks and others, to assess our operating performance after giving effect to our recent significant acquisitions as compared to that of other companies in our industry, without regard to financing methods, capital structure or historical costs basis. They are also used to assess our ability to incur and service debt and fund capital expenditures. We define pro forma net income (loss) as net income (loss) plus adjustments to give effect to the acquisitions and related financing transactions identified in Note 3, "Acquisitions," which impacted the following accounts in our statement of operations:

  •
  Total revenues (inclusive of oil sales, natural gas liquid sales and natural gas sales);

  •
  Oil and natural gas production expenses;

  •
  Production and ad valorem taxes;

  •
  Depreciation, depletion, amortization and accretion;

  •
  Impairment of oil and natural gas properties;

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

  •
  Pro forma impairment of oil and natural gas properties; and

  •
  Other non-recurring items that we deem appropriate.

        Less:

  •
  Premiums on commodity derivative contracts;

  •
  Interest income; and

  •
  Other non-recurring items that we deem appropriate.

        Our pro forma net income (loss) and pro forma Adjusted EBITDA should not be considered as alternatives to net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Our pro forma net income (loss) and pro forma Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate pro forma net income (loss) and pro forma Adjusted EBITDA in the same manner.

        The following unaudited pro forma combined results for each of the years in the five year period ended December 31, 2014 reflect the consolidated results of operations of the Company as if the Catarina acquisition and related financing had occurred on January 1, 2013 and the Wycross and Cotulla acquisitions and related financings had occurred on January 1, 2012. The following table presents a reconciliation of our net income to pro forma net income and pro forma Adjusted EBITDA (in thousands, except ratio data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$(21,791)	$26,898	$(16,295)	$1,968	$(2,758)
Total revenues(a)	159,340	495,142	109,403	—	—
Oil and natural gas production expenses(b)	(43,472)	(154,523)	(51,642)	—	—
Production and ad valorem taxes(c)	(4,134)	(16,273)	(5,740)	—	—
Depreciation, depletion, amortization and accretion(d)	(38,988)	(210,707)	(41,775)	—	—
Impairment of oil and natural gas properties(e)	213,821	—	—	—	—
Interest expense(f)(g)(h)	(16,735)	(49,826)	(29,338)	—	—
Income tax benefit (expense)(i)	(92,839)	(21,956)	—	—	—

Pro forma net income (loss)	155,202	68,755	(35,387)	1,968	(2,758)
Plus:
Pro forma interest expense(j)	106,535	80,760	29,437	—	—
Net losses (gains) on commodity derivative contracts(k)	(137,205)	16,938	742	480	—
Net settlements received (paid) on commodity derivative contracts(k)	5,600	(5,787)	2,749	—	—
Pro forma depreciation, depletion, amortization and accretion(l)	377,085	345,552	57,697	4,252	1,430
Stock-based compensation expense(k)	12,843	17,751	25,542	—	—
Acquisition costs included in general and administrative(k)	1,808	4,129	—	—	—
Pro forma income tax expense (benefit)(m)	81,410	25,942	—	—	—
Less:
Premiums on commodity derivative contracts(k)(p)	(718)	(2,838)	(3,059)	—	—
Interest income(k)	(193)	(190)	(74)	(1)	—

Pro forma Adjusted EBITDA	$602,367	$551,012	$77,647	$6,699	$(1,328)

Total Debt(n)	1,750,000
Total Debt / Pro Forma LTM Adj. EBITDA	2.9
Net Debt(o)	1,276,286
Net Debt / Pro Forma LTM Adj. EBITDA	2.1

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

(e)
Represents the decrease in impairment of oil and natural gas properties resulting from the Catarina, Wycross and Cotulla acquisitions completed during 2013 and 2014.

(f)
Represents the pro forma interest expense and amortization of debt issuance costs related to borrowings under the Company's Amended and Restated Credit Agreement (as defined in Note 5, "Long-Term Debt") to fund a portion of the Cotulla acquisition completed during 2013, with interest expense calculated using an interest rate of 7.75% associated with the Original 7.75% Notes (as defined in Note 5, "Long-Term Debt") as the Original 7.75% Notes replaced the Amended and Restated Credit Agreement in financing a portion of the acquisition.

(g)
Represents the pro forma interest expense, amortization of debt issuance costs, and accretion of debt discount related to the issuance of the Additional 7.75% Notes (as defined in Note 5, "Long-Term Debt") to fund a portion of the Wycross acquisition completed during 2013.

(h)
Represents the pro forma interest expense and amortization of debt issuance costs related to the issuance of the Original 6.125% Notes (as defined in Note 5, "Long-Term Debt") to fund a portion of the Catarina acquisition completed in June 2014.

(i)
Represents the incremental income tax expense related to the pro forma effects of combining the Company's operations with the Catarina, Wycross and Cotulla assets' operations.

(j)
Represents historical interest expense of $89.8 million, $30.9 million, $0.1 million, $0 and $0 for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively, combined with pro forma adjustments to interest expense (as described in footnotes f, g, and h above) for each respective period.

(k)
Represents amounts as reported in the Company's historical statements of operations.

(l)
Represents historical depreciation, depletion, amortization and accretion of $338.1 million, $134.8 million, $15.9 million, $4.3 million and $1.4 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, combined with pro forma adjustments to depreciation, depletion, amortization and accretion (as described in footnote d above) for each respective period.

(m)
Represents historical income tax expense (benefit) of ($11.4) million, $4.0 million, $0, $0 and $0 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, combined with pro forma adjustments to income tax expense (as described in footnote i above) for each respective period.

(n)
This amount does not include the debt discount of $7 million on the Additional 7.75% Notes and the debt premium of $2.3 million on the Additional 6.125% Notes (as defined in Note 5, "Long-Term Debt").

(o)
Net debt is calculated as the Company's total debt less its cash and cash equivalents from our consolidated balance sheet as of December 31, 2014.

(p)
This amount includes premiums accrued but not paid as of the end of the period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Business Overview

        Sanchez Energy Corporation, a Delaware corporation formed in 2011, is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 226,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 69,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 93% of our 2015 drilling and completion capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10-K in the "Glossary of Selected Oil and Natural Gas Terms."

        For further discussion of our business, including a description of various acquisitions completed during the periods presented in the consolidated financial statements, refer to "Item 1. Business—Overview."

Basis of Presentation

        The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Our Properties

        We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 226,000 net leasehold acres with an average working interest of approximately 93%. Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas, approximately 60 acre well-spacing for our Marquis area, and approximately 75 acre well-spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be over 3,500 gross (3,300 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi-stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2015, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

        Recent well results by other operators in the TMS area are encouraging with respect to both strong well performance and decreasing drilling and completion costs. We plan to allocate 6% of our total 2015 capital budgets to this area. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de-risk the play.

        For further discussion of our properties, including a description of recent well results in our core operating areas, refer to "Item 1. Business—Core Properties."

Recent Developments

        During the fourth quarter of 2014 oil prices began a substantial and rapid decline which has continued into early 2015. In response to that decline, the Company initiated a series of financial and operational activities highlighted below. Our capital budget was substantially reduced, first in November 2014, and then again in January 2015, to the current planned amount of $600 to $650 million. In addition, we have taken steps which have already resulted in substantial cost reductions in the drilling and completion of wells and also have other cost reduction activities underway such that by the second half of 2015, we expect our annualized run rate of capital expenditures to decrease to a range of $400 to $450 million while still allowing us to grow our annual production.

        Significant market and operational factors impacting our current results and future expectations include:

  •
  The substantial and rapid decline in oil prices described above,

  •
  The declining oil prices impact many of the metrics used to evaluate the Company, including revenue, Adjusted EBITDA, and operating cash flows. In the light of the current trend in market prices, historical figures may not be indicative of future expectations,

  •
  The Company believes it can fully fund its capital spending plan for 2015 from cash on hand and internally generated cash flows, leaving the borrowing capacity under its Second Amended and Restated Credit Agreement unused while still being able to modestly increase production volumes year over year,

  •
  The Company's borrowing base is scheduled to be re-determined in 2015. It is not expected that any potential future changes to our borrowing base would impact our elected commitment amount or our ability to fund our anticipated activity,

  •
  Our 2015 capital budget has been substantially reduced to a current planned amount of $600 to $650 million, as compared to actual capital expenditures in 2014 (excluding acquisition activity) of approximately $800 million,

  •
  The 2015 capital budget remains subject to further adjustments, depending on market conditions, and the Company maintains significant flexibility in our operations to be able to increase or decrease our capital budget quickly to react to changes in market conditions,

  •
  Although always a focus of the Company, in the current environment, we have emphasized the strategy to enhance returns through operational and cost efficiencies throughout the Company,

  •
  We still intend to evaluate and pursue strategic acquisitions that will benefit the Company through cost effective additions to Company's current and/or future operations and reserve base,

  •
  Our Catarina acquisition in 2014 has had a positive impact on our reserves and financial position, and based on the significant potential for development of both upper and lower Eagle Ford zones in the area, we expect to see a continued increase in the upside of the acquisition in 2015 and beyond,

  •
  In February 2015, the Company modified certain of its crude oil enhanced swap and three-way collar transactions to create crude oil swaps on a costless transactional basis. The modification to a fixed price eliminates downside risk, preserves value and provides the Company with greater certainty in crude oil pricing for the remainder of 2015,

  •
  We have commodity derivative contracts in place covering approximately 60% of the mid-point of our estimated total production for 2015 and

  •
  Based on the expectation that the current decline in average prices will continue during 2015, the Company could incur additional non-cash impairments to our full cost pool in 2015.

Outlook

        Due to the uncertainty regarding future commodity prices, the Company plans to manage its operating activities and financial liquidity carefully. Based on current levels of commodity prices, we expect to be able to fund the current 2015 capital program with cash on hand and operating cash flow. We believe the results of that capital program will allow us to modestly grow our total production of hydrocarbons over the levels we reported for 2014. We plan to continuously evaluate our level of operating activity in light of both actual commodity prices and changes we are able to make to our costs of operations and make further adjustments to our capital spending program as appropriate. In addition, we expect to continue to regularly review acquisition opportunities from third parties or other members of the Sanchez Group.

        The average oil price, WTI Cushing, used in the SEC pricing methodology for calculating the PV-10 and Standardized Measures and for performing impairment tests under the full cost method, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period ended December 31, 2014 was $94.99 per barrel and the average natural gas price, at Henry Hub, and calculated in the same manner, was $4.35 per mmbtu. As a result of less favorable commodity prices adversely affecting proved reserve values and the historical costs to drill and complete wells carried as proved undeveloped, as compared to current drilling and completion costs, we recorded a full cost ceiling test impairment before income taxes of $213.8 million for the year ended December 31, 2014. Based on the decline in average prices since December 31, 2014 and a current expectation that prices will continue to decline during 2015 based upon the current NYMEX forward prices, absent a material addition to proved reserves and/or a material reduction in future development costs, there is a reasonable likelihood that the Company would incur additional impairments to our full cost pool in 2015.

Results of Operations

  Revenue and Production

        The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

				Increase (Decrease)
	Year Ended December 31,			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$	%	$	%
Net Production:
Oil (mbo)	6,079.6	2,908.6	417.9	3,171.0	109%	2,490.7	*
Natural gas liquids (mbbl)	2,590.1	455.0	0.7	2,135.1	*	454.3	*
Natural gas (mmcf)	14,827.5	3,048.5	301.2	11,779.0	*	2,747.3	*
Total oil equivalent (mboe)	11,141.0	3,871.6	468.8	7,269.4	188%	3,402.8	*
Average Sales Price Excluding Derivatives(1):
Oil ($ per bo)	$88.64	$99.82	$101.40	$(11.18)	(11)%	$(1.58)	(2)%
Natural gas liquids ($ per bbl)	$25.86	$28.60	$23.26	$(2.74)	(10)%	$5.34	23%
Natural gas ($ per mcf)	$4.06	$3.64	$2.54	$0.42	12%	$1.10	43%
Oil equivalent ($ per boe)	$59.79	$81.21	$92.07	$(21.43)	(26)%	$(10.86)	(12)%
Average Sales Price Including Derivatives(2):
Oil ($ per bo)	$89.26	$96.86	$100.66	$(7.60)	(8)%	$(3.80)	(4)%
Natural gas liquids ($ per bbl)	$25.86	$28.60	$23.26	$(2.74)	(10)%	$5.34	23%
Natural gas ($ per mcf)	$4.13	$3.63	$2.54	$0.50	14%	$1.09	43%
Oil equivalent ($ per boe)	$60.22	$78.98	$91.40	$(18.76)	(24)%	$(12.42)	(14)%
REVENUES(1):
Oil sales	$538,887	$290,322	$42,377	$248,565	86%	$247,945	*
Natural gas liquids sales	66,989	13,013	15	53,976	*	12,998	*
Natural gas sales	60,188	11,085	766	49,103	*	10,319	*

Total revenues	$666,064	$314,420	$43,158	$351,644	112%	$271,262	*

*
Not meaningful.

(1)
Excludes the realized impact of derivative instruments.

(2)
Includes the realized impact of derivative instruments.

        Net Production.    Production increased from 468.8 mboe in 2012 to 11,141.0 mboe in 2014 due to our drilling program and acquisition activity. As detailed in the following table, the Catarina acquisition added 3,966.9 mboe of production during the final six months of 2014 after the closing date of June 30,

2014. The number of gross wells producing at year end and the production for the periods were as follows:

	Year Ended December 31,
	2014		2013		2012
	# Wells	mboe	# Wells	mboe	# Wells	mboe
Catarina	193	3,966.9	—	—	—	—
Marquis	90	2,324.0	34	852.2	3	67.4
Cotulla	129	3,047.6	100	1,536.4	10	87.9
Palmetto	64	1,770.7	53	1,478.1	18	301.1
Other	9	31.8	1	4.9	1	12.4

Total	485	11,141.0	188	3,871.6	32	468.8

        In 2014, 55% of our production was oil, 23% was NGLs and 22% was natural gas compared to 2013 production that was 75% oil, 12% NGLs and 13% natural gas. In 2012, 89% of our production was oil, de minimis NGLs and 11% was natural gas. The change in production mix during the year ended December 31, 2014 was due to the Catarina acquisition and the higher proportion of NGL and natural gas production as compared to oil production from this area.

        Revenues.    Oil, NGL and natural gas sales revenues totaled approximately $666.1 million, $314.4 million and $43.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Oil, NGL and natural gas sales revenue for the year ended December 31, 2014 increased $248.6 million, $54.0 million and $49.1 million as compared to the year ended December 31, 2013, respectively.

        The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our revenues from the year ended December 31, 2013 to the year ended December 31, 2014 (in thousands, except average sales price):

	2014 Production Volume	2013 Production Volume	Production Volume Difference	2013 Average Sales Price	Revenue Increase/(Decrease) due to Production
Oil (mbo)	6,079.6	2,908.6	3,171.0	$99.82	$316,513
Natural gas liquids (mbbl)	2,590.1	455.0	2,135.1	$28.60	$61,064
Natural gas (mmcf)	14,827.5	3,048.5	11,779.0	$3.64	$42,831
Total oil equivalent (mboe)	11,141.0	3,871.6	7,269.4	$81.21	$590,362

	2014 Average Sales Price	2013 Average Sales Price	Average Sales Price Difference	2014 Volume	Revenue Increase/(Decrease) due to Price
Oil (mbo)	$88.64	$99.82	$(11.18)	6,079.6	$(67,948)
Natural gas liquids (mbbl)	$25.86	$28.60	$(2.74)	2,590.1	$(7,088)
Natural gas (mmcf)	$4.06	$3.64	$0.42	14,827.5	$6,272
Total oil equivalent (mboe)	$59.79	$81.21	$(21.43)	11,141.0	$(238,718)

        Additionally, a 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2014 by $66.6 million.

        For the year ended December 31, 2013 compared to 2012, oil sales revenue increased $247.9 million with $252.5 million attributable to the increase in production partially offset by $4.6 million due to the lower average sales price. NGL sales revenue for the year ended December 31, 2013 increased $13.0 million as compared to 2012, with $10.6 million attributable to the increase in production and $2.4 million attributable to the higher average sales prices between the periods. Natural gas sales revenue for the year ended December 31, 2013 increased approximately $10.3 million with $7.0 million attributable to the increase in production and $3.3 million due to the higher average sales price compared to 2012.

  Operating Costs and Expenses

        The table below presents a detail of operating costs and expenses for the periods indicated (in thousands except percentages):

				Increase (Decrease)
	Year Ended December 31,			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$	%	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$93,581	$35,669	$3,401	$57,912	162%	$32,268	*
Production and ad valorem taxes	37,787	17,334	2,124	20,453	118%	15,210	*
Depreciation, depletion, amortization and accretion	338,097	134,845	15,922	203,252	151%	118,923	*
Impairment of oil and natural gas properties	213,821	—	—	213,821	*	—	*
General and administrative (inclusive of stock-based compensation expense of $12,843, $17,751 and $25,542 for the years ended December 31, 2014, 2013 and 2012, respectively)	63,692	47,951	37,239	15,741	33%	10,712	29%

Total operating costs and expenses	746,978	235,799	58,686	511,179	217%	177,113	*
Interest and other income	289	135	74	154	114%	61	82%
Interest expense	(89,800)	(30,934)	(99)	58,866	*	30,835	*
Net gains (losses) on commodity derivatives	137,205	(16,938)	(742)	154,143	*	(16,196)	*
Income tax benefit (expense)	11,429	(3,986)	—	15,415	*	(3,986)	*

*
Not meaningful.

        Oil and Natural Gas Production Expenses.    Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 162% to $93.6 million for the year ended December 31, 2014, as compared to $35.7 million for the same period in 2013 and $3.4 million for the same period in 2012. The increase in oil and natural gas production expenses from 2012 to 2014 is directly attributable to our increased production activities and well count in the Eagle Ford Shale, as a result of the Catarina, Wycross and Cotulla acquisitions completed during 2014 and 2013, as well as drilling activities on our existing acreage. Our average production expenses decreased from $9.21 per boe during the year ended December 31, 2013 to $8.40 per boe for the year ended December 31, 2014. This decrease was due primarily to increased efficiency in our overall operations between the periods. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties, and do not expect significant increases in our average production expenses per boe.

        Production and Ad Valorem Taxes.    Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $37.8 million, $17.3 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. This tax increase was due to the significant increase in revenues of over 1,400% between these periods. Our average production and ad valorem taxes decreased from $4.47 per boe during the year ended December 31, 2013 to $3.39 per boe for the year ended December 31, 2014. This decrease in rate is directly attributable to the significantly lower applicable production tax rate in the Catarina area, which accounted for approximately 52% of our total production in the second half of 2014. This lower rate is the result of the characterization of the wells in the Catarina area as high cost gas wells. While this rate may vary depending on the actual capital costs incurred on a well by well basis, we expect the production tax rate to continue to be lower than the rates established in our other operating areas.

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

        Our DD&A expense for the year ended December 31, 2014 increased $203.3 million to $338.1 million ($30.35 per boe) from $134.8 million ($34.82 per boe) in 2013 and $15.9 million in 2012 ($33.96 per boe). The majority of the increase in DD&A is related to an increase in depletion resulting primarily from a substantial increase in production between periods. This was offset by a decrease in the depletion rate, resulting from an increase in the estimated proved reserves during the period, largely as a result of the Catarina acquisition. Estimated proved reserves as of December 31, 2014 were 129% higher than estimated proved reserves as of December 31, 2013. Offsetting this was the increase in future development costs for our PUDs to $1,640.0 million, an increase of 82% over the December 31, 2013 estimate of $900.8 million. Higher production in 2014 as compared to 2013 resulted in a $252.4 million increase in depletion expense and the change in depletion rate resulted in a $51.1 million decrease in depletion expense. The remaining increases of $2.0 million and $2.4 million in DD&A as compared to the years ended December 31, 2013 and 2012, respectively, are related to increases in depreciation, amortization and accretion between the periods presented.

        Impairment of Oil and Natural Gas Properties.    We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling," based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $213.8 million for the year ended December 31, 2014. The combined impact of less favorable commodity prices adversely affecting proved reserve values and the historical costs to drill and complete wells carried as proved undeveloped, as compared to current drilling and completion costs, contributed to the ceiling impairment. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. Given the current trend in commodity prices, the Company expects a continued decline in 12-month average commodity prices, and, therefore, we expect additional impairments could be recorded during 2015.

        General and Administrative Expenses.    Our general and administrative ("G&A") expenses, including stock-based compensation expense, totaled $63.7 million for the year ended December 31, 2014 compared to $48.0 million and $37.2 million for the same periods in 2013 and 2012, respectively. Excluding the stock-based compensation, G&A expenses totaled $50.8 million, $30.2 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. This increase was due primarily to additional costs for added personnel at SOG performing services for the Company and for consulting services. Our G&A expenses, excluding stock-based compensation expense and acquisition costs included in G&A, decreased from $6.73 per boe for the year ended December 31, 2013 to $4.40 per boe for the year ended December 31, 2014. We also recorded costs associated with acquisitions during the years ended December 31, 2014 and 2013 of $1.8 million (in connection with the Catarina acquisition) and $4.1 million (in connection with the Wycross, Five Mile Creek and Cotulla acqusitions), respectively.

        We recorded non-cash stock-based compensation expense of $12.8 million for the year ended December 31, 2014 as compared to expense of $17.8 million for the year ended December 31, 2013. The decrease was due primarily to the decrease in stock price offset by an increase in awards made during the year and the associated amortization recognized. The Company records stock-based compensation expense for awards granted to non-employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards. For the year ended December 31, 2012, we recorded a non-cash stock-based compensation expense of approximately $25.5 million primarily related to the rescission and cancellation of 1.1 million shares of restricted stock during the second quarter of 2012. The restricted stock awards were granted to non-employees such that upon rescission and cancellation, stock-based compensation expense was based on the fair value at the date of cancellation, and the associated unrecognized compensation expense was accelerated and recognized as stock-based compensation expense. At the date of cancellation, the fair value of the stock awards cancelled was approximately $22.3 million, or $20.28 per restricted share.

        Interest Expense.    For the year ended December 31, 2014, interest expense totaled $89.8 million and included $9.0 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the unused senior unsecured bridge facility obtained as part of the Catarina acquisition that expired. This is compared to the year ended December 31, 2013, for which interest expense totaled $30.9 million and included $6.9 million in amortization of debt issuance costs and write-offs of previously incurred debt issuance costs in connection with the termination of the Second Lien Term Credit Agreement (the "Second Lien Credit Agreement") and the commitment for the bridge loan credit facility, as well as in connection with the modification of the First Lien Credit Agreement (the "Original Credit Agreement") during the period. The interest expense incurred during the year ended December 31, 2014 is primarily related to the 7.75% Notes (as defined in Note 5, "Long-Term Debt") and 6.125% Notes (as defined in Note 5, "Long-Term Debt").

        Commodity Derivative Transactions.    We apply mark-to-market accounting to our derivative contracts; therefore the full volatility of the non-cash change in fair value of our outstanding contracts is reflected in other income and expenses. During the year ended December 31, 2014, we recognized a net gain of $137.2 million on our commodity derivative contracts including net gains of $5.6 million associated with the settlements of commodity derivative contracts offset by $0.7 million related to the premiums paid on derivative contracts. These gains were primarily the result of the significant decreases in commodity prices during the period. During the year ended December 31, 2013, we recognized a net loss of $16.9 million on our commodity derivative contracts including net losses of $5.8 million associated with the settlements of commodity derivative contracts and $2.8 million related to the premiums paid on derivative contracts. These losses were primarily the result of increases in commodity prices during the period. During the year ended December 31, 2012, we recognized a net loss of $0.7 million on our commodity derivative contracts including net gains of $2.7 million associated with the settlements of commodity derivative contracts offset by $3.1 million related to the premiums paid on derivative contracts.

        Income tax expense.    For the year ended December 31, 2014, the Company recorded income tax benefit of $11.4 million. Our effective tax rate for the year ended December 31, 2014 was 34.4% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company's effective tax rate is related to non-deductible G&A expenses recorded during the period. For the year ended December 31, 2013, income tax expense totaled $4.0 million. Our 2013 effective rate was 12.91% compared to a statutory rate of 35% due primarily to the release of the previously recorded valuation allowance. We expect our effective tax rate going forward to be approximately 35%.

Liquidity and Capital Resources

        As of December 31, 2014, we had approximately $474 million in cash and cash equivalents and a $650 million unused, available borrowing base (with a $300 million elected commitment amount) under our revolving credit facility with a group of sixteen participating banks, resulting in available liquidity of approximately $774 million, not including the additional $350 million of approved revolving credit facility borrowing base, which we elected not to accept at this time, but may be utilized subject to the satisfaction of certain conditions.

        We expect to use a portion of our cash on hand and our internally generated cash flows from operations to fund our 2015 capital expenditures. The Company recently announced a new 2015 capital spending plan of approximately $600 to $650 million, a decrease from previous preliminary estimates of $1.1 to $1.2 billion. The new spending plan was approved in light of the recent, significant downward move in oil prices, both current and expectations for all of 2015. The Company believes it can fully fund its capital spending plan from cash on hand and internally generated cash flows, leaving the borrowing capacity under our Second Amended and Restated Credit Agreement unused in 2015 while still being able to modestly increase production volumes year over year. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 5, "Long-Term Debt."

        For a description of current and previous common stock and preferred stock activity refer to Note 6, "Stockholders' Equity." In addition, in February, May and August 2014, the Company entered into exchange agreements with certain holders of the Company's Series A Convertible Perpetual Preferred Stock, and of Series B Convertible Perpetual Preferred Stock ("the Holders"), pursuant to which the Holders exchanged an aggregate of 1,161,015 shares of Series A Preferred Stock and 967,670 shares of Series B Preferred Stock (and waived their rights to any accrued and unpaid dividends thereon) for 2,963,609 shares and 2,575,046 shares of the Company's common stock, respectively.

        As a result of these exchanges, the Company has reduced its cash dividend payments on its Series A Preferred Stock and Series B Preferred Stock during the year ended December 31, 2014 by $5.6 million as compared to the amount that would have been paid based on the number of shares outstanding prior to these conversions. The Company has also reduced its anticipated future cash dividend payments by a total of approximately $1.5 million each quarter.

  Cash Flows

        Our cash flows for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash Flow Data:
Net cash provided by operating activities	$415,335	$189,261	$29,072
Net cash used in investing activities	$(1,361,264)	$(1,093,363)	$(181,427)
Net cash provided by financing activities	$1,266,112	$1,007,286	$139,661

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $415.3 million for the year ended December 31, 2014 compared to $189.3 million and $29.1 million for the same periods in 2013 and 2012, respectively. This increase was related to the favorable impact of changes in working capital items, including higher sales volumes partially offset by the impact of lower average commodity prices between the periods. Additionally, significant non-cash items including a $213.8 million full cost ceiling impairment and DD&A expense of $338.1 million recorded during the period served to more than offset the net loss and any other reductions to operating cash flows during the period.

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

        Net Cash Used in Investing Activities.    Net cash flows used in investing activities totaled $1.4 billion for the year ended December 31, 2014 compared to $1.1 billion and $181.4 million for the same periods in 2013 and 2012, respectively. Capital expenditures for leasehold and drilling activities for the year ended December 31, 2014 totaled $791.3 million, primarily associated with bringing online 121 gross wells. We paid cash of $557.1 million for the oil and natural gas properties acquired in the Catarina acquisition. We received cash of $0.7 million and $0.5 million as final settlement for the oil and natural gas properties acquired in the Cotulla and Wycross acquisitions, respectively. In addition, we invested $14.1 million in other property and equipment. For the year ended December 31, 2013, we incurred capital expenditures of $479.9 million, primarily associated with bringing online 83 gross wells. We paid cash of approximately $623.0 million for the oil and natural gas properties acquired in the Cotulla acquisition, the TMS transaction, the Wycross acquisition as well as other less material acquisitions of oil and natural gas properties. In addition, we invested $2.1 million in computers and other equipment. Partially offsetting these costs were proceeds of $11.6 million from the sale of marketable securities. In 2012, we made capital expenditures for leasehold and drilling activities of $169.7 million, primarily associated with the drilling of 20 wells, and invested $11.6 million in marketable securities.

        Net Cash Provided by Financing Activities.    Net cash flows provided by financing activities totaled $1.3 billion for the year ended December 31, 2014 compared to $1.0 billion for the same period in 2013. During the year ended December 31, 2014, we received net proceeds from the issuance of common stock of $167.5 million, after deducting offering costs payable by us of $8.7 million. We also made payments of $16.3 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock. We received net proceeds of approximately $1.12 billion from the issuance of our 6.125% Notes, consisting of a face value of $1.15 billion, including the Additional 6.125% Notes which were issued at a premium to face value of $2.3 million, less debt issuance costs of $27.4 million. Other debt issuance costs for the year ended December 31, 2014 totaled $10.0 million. On May 12, 2014, the Company borrowed $100 million under the Amended and Restated Credit Agreement. The Company used proceeds from the issuance of the Original 6.125% Notes to repay the $100 million outstanding under the Amended and Restated Credit Agreement, in addition to funding a portion of the purchase price of the Catarina acquisition.

        During the year ended December 31, 2013, we received net proceeds from the private placement of our Series B Convertible Perpetual Preferred Stock of approximately $216.6 million, after deducting placement agent's fees and offering costs payable by us of approximately $8.4 million. We also received net proceeds of approximately $577.0 million from the private placement of our 7.75% Notes, consisting of face value of $600 million, including the Additional 7.75% Notes which were issued at a discount to face value of $7 million, less debt issuance costs of approximately $16 million, included in the $24.1 million discussed below. During the three months ended September 30, 2013, the Company completed a public offering of common stock, and received net proceeds from this offering of approximately $241.5 million, after deducting underwriter's fees and other expenses of approximately $12.4 million. During the three months ended March 31, 2013, we borrowed $50 million under the Second Lien Credit Agreement. On May 30, 2013, we borrowed $90 million under the Original Credit Agreement. On May 31, 2013, we borrowed $96 million under our Amended and Restated Credit Agreement, and used the proceeds to repay the $90 million borrowed under our Original Credit Agreement. The outstanding borrowings under our Amended and Restated Credit Agreement and Second Lien Credit Agreement were repaid during the three months ended June 30, 2013 with proceeds from the offering of the Original 7.75% Notes. Other financing costs for the year ended December 31, 2013 included $24.1 million for debt issuance costs, $18.5 million paid for preferred stock dividends and $1.1 million paid for the purchase of common stock to settle taxes on the vesting of employee stock grants.

        For the year ended December 31, 2012, net cash flows provided by financing activities totaled $139.7 million primarily due to net proceeds from our private placement of our Series A Convertible Perpetual Preferred Stock of approximately $144.5 million, after deducting the initial purchasers' discounts and commissions and offering costs payable by us of approximately $5.5 million. These net proceeds were partially offset by financing costs associated with our credit facilities of $2.7 million and preferred dividends paid of $2.1 million.

Commitments and Contractual Obligations

        Refer to Note 14, "Commitments and Contingencies" for a description of lawsuits pending against the Company.

        As of December 31, 2014, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, asset retirement obligations, rent expense for our corporate offices and other long term lease payments. The material changes in our contractual obligations during the year ended December 31, 2014 included: (i) the issuance of our 6.125% Notes and the associated interest expense, (ii) the recognition of asset retirement obligations related to acquired properties and drilling activity, (iii) the lease of corporate office space, (iv) the lease of land owned by the Calhoun Port Authority and

(v) the lease of the promotional ranch managed by the Company. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Senior Notes	$—	$—	$—	$1,750,000	$1,750,000
Interest expense(1)	116,631	233,875	233,875	316,281	900,663
Asset retirement obligations(2)	—	—	—	25,694	25,694
Office rent(3)	3,952	10,345	10,680	29,776	54,754
Other leases(4)	1,792	3,583	3,583	6,714	15,672

Total	$122,375	$247,803	$248,138	$2,128,466	$2,746,783

(1)
Represents estimated interest payments that will be due under the $600 million 7.75% Notes and $1,150 million 6.125% Notes that will mature on June 15, 2021 and January 15, 2023, respectively.

(2)
Amounts represent the present value of our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 12—Asset Retirement Obligations in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)
Represents payments due for leasing corporate office space in Houston, TX. The lease began on November 1, 2014 and continues until March 31, 2025.

(4)
Represents payments due for a ground lease agreement for land owned by the Calhoun Port Authority which commenced on August 25, 2014 and continues until August 25, 2024. Also represents payments due for an acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, TX which commenced on March 1, 2014 and continues until February 28, 2024.

        In addition, in connection with the TMS transaction, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we did not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we would have re-assigned the working interests acquired from SR. As of the date of this filing, we have met our initial well carry and exercised our right to continue drilling within the AMI and earn full rights to all acreage by carrying SR for an additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in 2015.

        In connection with the Catarina acquisition, the 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

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

Off-Balance Sheet Arrangements

        As of December 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies." When we prepare our financial statements, we review our estimates, including those related to oil, NGL and natural gas revenues, oil and natural gas properties, oil, NGL and natural gas reserves, fair value of derivative instruments, abandonment liabilities, income taxes, commitments and contingencies, depreciation, depletion and amortization, and full cost ceiling calculation. Our estimates are based on historical experience and various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12- month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for "basis" or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the year ended December 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $213.8 million. No impairment expense was recorded for the years ended December 31, 2013 and 2012. If the unweighted arithmetic average price of oil, NGLs and natural gas as of the first day of each month for the 12-month period ended December 31, 2014 had been 10% lower while all other factors remained constant, our ceiling amount related to our net book value of oil and natural gas properties would have been reduced by approximately $651.2 million and our full cost ceiling impairment would have increased by approximately $651.2 million before income taxes.

        Depreciation, depletion, amortization and accretion—DD&A is provided using the units-of-production method based upon estimates of proved oil, NGL and natural gas reserves with oil, NGL and natural gas production being converted to a common unit of measure based upon their relative energy content. All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

        In arriving at depletion rates under the units-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third party geologists and engineers, which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion and impairment expense. At December 31, 2014, a 10% positive revision to proved reserves would decrease the depletion rate by approximately $2.60 per boe and a 10% negative revision to proved reserves would increase the depletion rate by approximately $3.16 per boe. Further, a 10% increase or decrease in estimated future development costs would increase or decrease the depletion rate by approximately $1.20 per boe at December 31, 2014.

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

  Oil and Natural Gas Reserves

        The Company's most significant estimates relate to its proved oil, NGL and natural gas reserves. The estimates of oil, NGL and natural gas reserves as of December 31, 2014, 2013 and 2012 are based on reports prepared by a third party engineering firm, Ryder Scott.

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

        The standards of the FASB and rules of the SEC permit the use of new technologies to determine proved reserve estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. These rules allow, but do not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC.

        In addition, the disclosure guidelines require companies to report oil and natural gas reserves using an average price based upon the prior 12-month first-day-of-the-month price rather than a period-end price.

        Reserves and their relation to estimated future net cash flows impact the depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The reserve estimates and the projected cash flows derived from these reserve estimates are prepared in accordance with SEC guidelines. The independent engineering firm noted above adheres to these guidelines when preparing their reserve reports. The accuracy of the reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. Additionally, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2014 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $423 million, from approximately $1,781 million to approximately $1,358 million.

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

  Income Taxes

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

        The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company's financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2014 or 2013.

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

        Awards granted to employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company's officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees." For awards granted to non-employees, the Company records compensation expense equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered.

        For the restricted stock awards granted to non-employees, stock-based compensation expense is based on fair value re-measured at each reporting period and recognized over the vesting period using the straight-line method. Compensation expense for these awards will be revalued at each period end until vested.

  Revenue Recognition

        Oil, NGL and natural gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The sales method of accounting is used for oil, NGL and natural gas sales such that revenues are recognized based on our share of actual proceeds from the oil, NGLs and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and, in doing so, take more or less than their respective entitled percentage.

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

Commodity Price Risk

        Our major market risk exposure is in the pricing that we receive for our oil, NGL and natural gas production. Realized pricing is primarily driven by the prevailing market prices applicable to our oil, NGL and natural gas production. Pricing for oil, NGL and natural gas has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil, NGL and natural gas production depend on many factors outside of our control, such as the strength of the global economy.

        To reduce the impact of fluctuations in oil and natural gas prices on the Company's revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. The Company further uses enhanced swaps for a portion of its commodity price hedging activities. An enhanced swap is a product created by simultaneously selling an out of the money put and using the premium value from the sale to modify or "enhance" the value of a swap executed at the same time. The transaction provides an absolute minimum price at the enhanced swap strike price until the put strike price level is reached at which point the Company receives the market price plus the difference between the enhanced swap price and the put strike price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company's intention to enter into derivative contracts for speculative trading purposes. Please refer to Note 10, "Derivative Instruments" for a description of all of our derivatives covering anticipated future production as of December 31, 2014.

        At December 31, 2014, the fair value of our commodity derivative contracts was a net asset of $123.3 million. A 10% increase in the oil and natural gas index prices above the December 31, 2014 prices would result in a decrease in the fair value of our commodity derivative contracts of $29.6 million; conversely, a 10% decrease in the oil and natural gas index prices would result in an increase of $26.6 million.

        In February 2015, the Company modified certain of its crude oil enhanced swap and three-way collar transactions to create crude oil swaps on a costless transactional basis. The modification to a fixed price eliminates downside risk, preserves value and provides the Company with greater certainty in crude oil pricing for the remainder of 2015. We have commodity derivative contracts in place covering approximately 60% of the mid-point of our total estimated production for 2015.

Interest Rate Risk

        As of December 31, 2014, no amounts were outstanding under our Second Amended and Restated Credit Agreement. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of December 31, 2014. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of December 31, 2014. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

        None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated pursuant to the Exchange Act. Based upon that evaluation, and as described below, management identified a material weakness in the Company's internal control over financial reporting. Internal control over financial reporting is an integral component of the Company's disclosure controls and procedures. Solely as a result of this material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as of December 31, 2014 at the reasonable assurance level.

        Management concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of the Company at December 31, 2014 and 2013 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. GAAP.

  Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention of controls or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment and such criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 solely as a result of the material weakness discussed below. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls may not have been correct.

        In connection with the preparation of the Company's year-end reserve report, the Company has a process for estimating future development costs that relies on management guidance including historical cost structures and approved future budgets. Controls over the estimation and review of future development costs were not designed appropriately as the estimates of future development costs in the reserve report were not adequately reduced for incurred and accrued current period drilling costs, and future development costs were over-estimated by approximately $85 million. This resulted in a control deficiency related to the estimation of future development costs included in the reserve report as of December 31, 2014.

        Estimated future development costs impact the accuracy of the full cost ceiling test for impairment and the calculated impairment and depletion expense amounts. This control deficiency failed to detect an overstatement of approximately $85 million in future development costs included in our 2014 reserve report. If the overstatement of future development costs was not corrected, the Company would have overstated depletion expense by approximately $2 million and overstated impairment expense by approximately $127.2 million, before income tax, on the Company's financial statements as of and for the three months and the year ended December 31, 2014. Management concluded that the identified control deficiency constituted a material weakness and is taking steps to remediate the deficiency as described below.

        BDO USA, LLP, an independent registered public accounting firm ("BDO"), has issued its report on the effectiveness of the Company's internal control over financial reporting at December 31, 2014. The report from BDO is included in this Item under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan of Remediation of Material Weakness

        Management plans to implement a number of steps to remediate the material weakness discussed above and improve its internal control over financial reporting related to the process for estimating future development costs on the reserve report. Specifically, the following are planned:

  (i)
  required meetings near the end of each quarter end with accounting, operations, and reserves engineering personnel to communicate the current drilling status, future drilling plans, and current estimated future development costs by development area; and

  (ii)
  enhance the detail of review activities on the future development costs in the reserve report during the financial statement close process.

        Management is committed to improving the Company's internal control processes and has developed and presented to the Audit Committee a plan and timetable for the implementation of the remediation measures described above and will meet frequently with the Audit Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company's internal control over financial reporting related to the process for estimating future development costs on the reserve report. As the Company continues to evaluate and improve its internal control over financial reporting related to the process for estimating future development costs on the reserve report, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to complete the required remedial actions during 2015. However, the Company cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting

Board of Directors and Stockholders
Sanchez Energy Corporation
Houston, Texas

        We have audited Sanchez Energy Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sanchez Energy Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management's failure to design and maintain controls over future development costs included in the reserve report as of December 31, 2014 has been identified and described in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 2, 2015 on those financial statements.

        In our opinion, Sanchez Energy Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the company after the date of management's assessment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanchez Energy Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
March 2, 2015

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2014, and is incorporated by reference to this report.

Item 11.    Executive Compensation

        Information regarding executive compensation will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in the proxy statement for the 2015 annual meeting of stockholders and is incorporated by reference to this report.

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

        bcf:    One billion cubic feet of natural gas.

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

        mbbl:    One thousand bbl.

        mbo:    One thousand bo.

        mboe:    One thousand boe.

        mcf:    One thousand cubic feet of natural gas.

        mmbo:    One million bo.

        mmbbl:    One million bbl.

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

Item 15.    Exhibits and Financial Statement Schedules

        a.     The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:

          (1)   Financial Statements:

            See Item 8. Financial Statements and Supplementary Data.

          (2)   Financial Statement Schedules:

            None.

          (3)   Exhibits:

            The following exhibits are filed or furnished with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.		Description of Exhibit
2.1		Contribution, Conveyance and Assumption Agreement, dated as of December 19, 2011, by and between Sanchez Energy Partners I, LP and Sanchez Energy Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

2.2		Contribution Agreement, dated November 8, 2011, by and between Ross Exploration, Inc. and Sanchez Energy Corporation (filed as Exhibit 2.2 to Amendment No. 3 to the Company's registration statement on Form S-1 (File. No. 333-176613) on November 25, 2011, and incorporated herein by reference).

2.3	**	Purchase and Sale Agreement by and between Hess Corporation, as Seller, and Sanchez Energy Corporation, as Buyer, dated as of March 18, 2013 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).

2.4	**	Purchase and Sale Agreement by and between Altpoint Sanchez Holdings, LLC, as Seller, and Sanchez Energy Corporation, as Buyer, dated as of August 7, 2013 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on August 13, 2013, and incorporated herein by reference).

2.5	**	Purchase and Sale Agreement by and between Rock Oil Company, LLC, as Seller, and SN Cotulla Assets, LLC, as Buyer, dated as of September 6, 2013 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on September 9, 2013, and incorporated herein by reference).

2.6	**	Purchase and Sale Agreement by and between SWEPI LP and Shell Gulf of Mexico Inc., as Sellers, and Sanchez Energy Corporation, as Buyer, dated May 21, 2014, effective as of January 1, 2014 (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on May 22, 2014, and incorporated herein by reference).

3.1		Restated Certificate of Incorporation of Sanchez Energy Corporation, effective as of May 28, 2013 (filed as Exhibit 3.2 to the Company's Current Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

3.2		Amended and Restated Bylaws dated as of December 13, 2011 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on December 19, 2011, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 3 to the Company's registration statement on Form S-1 (File. No. 333-176613) on November 25, 2011, and incorporated herein by reference).

4.2	Indenture, dated as of June 13, 2013, among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8- K on June 14, 2013, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of September 11, 2013, by and among Sanchez Energy Corporation, SN TMS, LLC, the existing guarantors and U.S. Bank National Association as trustee (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on September 19, 2013 and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of June 13, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 14, 2013, and incorporated herein by reference).

4.5	Registration Rights Agreement, dated as of September 18, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on September 13, 2013 and incorporated herein by reference).

4.6	Registration Rights Agreement, dated as of December 19, 2011, by and between Sanchez Energy Corporation and Sanchez Energy Partners I, LP (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

4.7	Second Supplemental Indenture, dated as of June 2, 2014, by and among Sanchez Energy Corporation, SN Catarina, LLC, the existing guarantors and U.S. Bank National Association as trustee (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-4 on June 11, 2014, and incorporated herein by reference).

4.8	Indenture, dated as of June 27, 2014, among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on July 2, 2014, and incorporated herein by reference).

4.9	Registration Rights Agreement, dated as of June 27, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC, as representative of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on July 2, 2014, and incorporated herein by reference).

4.10	Registration Rights Agreement, dated as of September 12, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.1		Services Agreement, dated as of December 19, 2011, by and between Sanchez Oil & Gas Corporation and Sanchez Energy Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.2		Geophysical Seismic Data Use License Agreement, dated as of December 19, 2011, by and among Sanchez Oil & Gas Corporation, Sanchez Energy Corporation, SEP Holdings III, LLC and SN Marquis LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.3		Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Antonio R. Sanchez, III (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.4		Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Michael G. Long (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.5		Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Gilbert A. Garcia (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.6	*	Sanchez Energy Corporation Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 24, 2012, and incorporated herein by reference).

10.7	*	Form of Restricted Stock Agreement for employees (filed as Exhibit 10.1 to the Company's registration statement on Form S-8 (File No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.8	*	Form of Restricted Stock Agreement for non-employee directors (filed as Exhibit 10.2 to the Company's registration statement on Form S-8 (File No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.9	*	Form of Restricted Stock Agreement for Antonio R. Sanchez, III (filed as Exhibit 10.3 to the Company's registration statement on Form S-8 (File No. 333-178920) on January 6, 2012, and incorporated herein by reference).

10.10		Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Greg Colvin (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.11		Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Kirsten A. Hink (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.12		Indemnification Agreement, dated as of November 27, 2012, between Sanchez Energy Corporation and A.R. Sanchez, Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.13	Indemnification Agreement, dated as of November 27, 2012, between Sanchez Energy Corporation and Alan G. Jackson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.14	Amended and Restated Credit Agreement, dated as of May 31, 2013, among Sanchez Energy Corporation, SEP Holdings III, LLC, SN Marquis LLC, and SN Cotulla Assets, LLC, as borrowers, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, RBC Capital Markets, as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 3, 2013, and incorporated herein by reference).

10.15	First Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2013, among the Borrowers named therein, SN Operating, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

10.16	Waiver Letter and Amendment, dated July 30, 2013, among the Borrowers named therein, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

10.17	Third Amendment to Amended and Restated Credit Agreement, dated as of September 11, 2013, among the Borrowers named therein, SN Operating, LLC, and SN TMS, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 12, 2013, and incorporated herein by reference).

10.18	Fourth Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2013, among the Borrowers named therein, SN Operating, LLC, and SN TMS, LLC, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K on March 12, 2014, and incorporated herein by reference).

10.19	Second Lien Term Credit Agreement, dated as of November 15, 2012, among Sanchez Energy Corporation, SEP Holdings III, LLC and SN Marquis LLC, as borrowers, Macquarie Bank Limited, as administrative agent for the lenders, and each of the Lenders from time to time party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 23, 2012, and incorporated herein by reference).

10.20	Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2014, among the Borrowers named therein, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on May 12, 2014, and incorporated herein by reference).

10.21	Indemnification Agreement, dated as of March 4, 2014, between Sanchez Energy Corporation and Christopher Heinson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 6, 2014, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.22		Form of Restricted Stock Agreement for Christopher Heinson (previously filed as Exhibit 10.1 to registrant's Registration Statement on Form S-8 (File No. 333-178920) and incorporated herein by reference).

10.23		Purchase Agreement, dated June 13, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 16, 2014, and incorporated herein by reference).

10.24		Second Amended and Restated Credit Agreement, dated as of June 30, 2014, among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 2, 2014, and incorporated herein by reference).

10.25		Purchase Agreement, dated September 9, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

10.26		First Amendment to Second Amended and Restated Credit Agreement, dated as of September 9, 2014, among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

10.27		Indemnification Agreement, dated as of November 4, 2014, between Sanchez Energy Corporation and Sean Maher (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 6, 2014, and incorporated herein by reference).

10.28		Form of Restricted Stock Agreement for non-employee directors (previously filed as Exhibit 10.2 to registrant's Registration Statement on Form S-8 (File No. 333-178920) and incorporated herein by reference).

21.1	(a)	List of Subsidiaries of Sanchez Energy Corporation.

23.1	(a)	Consent of BDO USA, LLP.

23.2	(a)	Consent of Ryder Scott Company, L.P.

31.1	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

Exhibit No.			Description of Exhibit
31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	(a)		Ryder Scott Company, L.P. Summary of December 31, 2014 Reserves.

101.INS	(a)	—	XBRL Instance Document.

101.SCH	(a)	—	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)
Filed herewith.

(b)
Furnished herewith.

*
Management contract or compensatory plan or arrangement.

**
The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 2, 2015.

SANCHEZ ENERGY CORPORATION
By:	/s/ ANTONIO R. SANCHEZ, III Antonio R. Sanchez, III President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTONIO R. SANCHEZ, III Antonio R. Sanchez, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
/s/ MICHAEL G. LONG Michael G. Long	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2015
/s/ KIRSTEN A. HINK Kirsten A. Hink	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015
/s/ A. R. SANCHEZ, JR. A. R. Sanchez, Jr.	Executive Chairman of the Board of Directors	March 2, 2015
/s/ GILBERT A. GARCIA Gilbert A. Garcia	Director	March 2, 2015
/s/ GREG COLVIN Greg Colvin	Director	March 2, 2015
/s/ ALAN G. JACKSON Alan G. Jackson	Director	March 2, 2015
/s/ SEAN M. MAHER Sean M. Maher	Director	March 2, 2015

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sanchez Energy Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sanchez Energy Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Sanchez Energy Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Energy Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanchez Energy Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 2, 2015

Sanchez Energy Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$473,714	$153,531
Oil and natural gas receivables	69,795	51,960
Joint interest billings receivables	14,676	5,803
Accounts receivable—related entities	386	—
Fair value of derivative instruments	100,181	—
Deferred tax asset	—	6,882
Other current assets	23,002	1,386

Total current assets	681,754	219,562

Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	385,827	244,570
Proved oil and natural gas properties	2,582,441	1,297,961

Total oil and natural gas properties	2,968,268	1,542,531
Less: Accumulated depreciation, depletion, amortization and impairment	(706,590)	(157,043)

Total oil and natural gas properties, net	2,261,678	1,385,488

Other assets:
Debt issuance costs, net	48,168	19,806
Fair value of derivative instruments	24,024	1,304
Deferred tax asset	40,685	—
Other assets	19,101	2,993

Total assets	$3,075,410	$1,629,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,487	$46,900
Accounts payable—related entities	—	961
Other payables	4,415	2,963
Accrued liabilities:
Capital expenditures	162,726	86,883
Other	67,162	15,572
Deferred premium liability	—	717
Fair value of derivative instruments	—	4,623
Deferred tax liability	33,242	—
Other current liabilities	5,166	—

Total current liabilities	302,198	158,619
Long term debt, net of premium and discount	1,746,263	593,258
Asset retirement obligations	25,694	4,130
Deferred tax liability	—	10,868
Deferred premium liability	—	4,891
Fair value of derivative instruments	889	78
Other liabilities	779	—

Total liabilities	2,075,823	771,844

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 and 3,000,000 shares issued and outstanding as of December 31, 2014 and 2013 of 4.875% Convertible Perpetual Preferred Stock, Series A, respectively; 3,532,330 and 4,500,000 shares issued and outstanding as of December 31, 2014 and 2013 of 6.500% Convertible Perpetual Preferred Stock, Series B, respectively)	53	75
Common stock ($0.01 par value, 150,000,000 shares authorized; 58,580,870 and 46,368,713 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	586	464
Additional paid-in capital	1,064,667	867,108
Accumulated deficit	(65,719)	(10,338)

Total stockholders' equity	999,587	857,309

Total liabilities and stockholders' equity	$3,075,410	$1,629,153

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Oil sales	$538,887	$290,322	$42,377
Natural gas liquid sales	66,989	13,013	15
Natural gas sales	60,188	11,085	766

Total revenues	666,064	314,420	43,158

OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	93,581	35,669	3,401
Production and ad valorem taxes	37,787	17,334	2,124
Depreciation, depletion, amortization and accretion	338,097	134,845	15,922
Impairment of oil and natural gas properties	213,821	—	—
General and administrative (inclusive of stock-based compensation expense of $12,843, $17,751 and $25,542 for 2014, 2013 and 2012, respectively)	63,692	47,951	37,239

Total operating costs and expenses	746,978	235,799	58,686

Operating income (loss)	(80,914)	78,621	(15,528)
Other income (expense):
Interest and other income	289	135	74
Interest expense	(89,800)	(30,934)	(99)
Net gains (losses) on commodity derivatives	137,205	(16,938)	(742)

Total other income (expense)	47,694	(47,737)	(767)

Income (loss) before income taxes	(33,220)	30,884	(16,295)
Income tax expense (benefit)	(11,429)	3,986	—

Net income (loss)	(21,791)	26,898	(16,295)
Less:
Preferred stock dividends	(33,590)	(18,525)	(2,112)
Net income allocable to participating securities	—	(364)	—

Net income (loss) attributable to common stockholders	$(55,381)	$8,009	$(18,407)

Net income (loss) per common share—basic and diluted	$(1.06)	$0.22	$(0.56)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders—basic and diluted	52,338	36,379	33,000

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Stockholders' Equity

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock
							Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2011	—	$—	—	$—	33,000	$330	$215,115	$(304)	$215,141
Issuance of Series A Preferred Stock, net of offering costs of $5,533	3,000	30	—	—	—	—	144,437	—	144,467
Preferred stock dividends	—	—	—	—	—	—	—	(2,112)	(2,112)
Restricted stock awards, net of forfeitures and cancellations	—	—	—	—	762	8	(8)	—	—
Stock-based compensation	—	—	—	—	—	—	25,542	—	25,542
Net loss	—	—	—	—	—	—	—	(16,295)	(16,295)

BALANCE, December 31, 2012	3,000	30	—	—	33,762	338	385,086	(18,711)	366,743
Common shares issued, net of offering costs of $12,500	—	—	—	—	11,040	111	241,309	—	241,420
Issuance of Series B Preferred Stock, net of offering costs of $8,440	—	—	4,500	45	—	—	216,515	—	216,560
Preferred stock dividends	—	—	—	—	—	—	—	(18,525)	(18,525)
Purchase of oil and natural gas properties for common stock	—	—	—	—	343	3	7,517	—	7,520
Restricted stock awards, net of forfeitures	—	—	—	—	1,276	13	(13)	—	—
Purchases of common stock	—	—	—	—	(52)	(1)	(1,057)	—	(1,058)
Stock-based compensation	—	—	—	—	—	—	17,751	—	17,751
Net income	—	—	—	—	—	—	—	26,898	26,898

BALANCE, December 31, 2013	3,000	30	4,500	45	46,369	464	867,108	(10,338)	857,309
Common shares issued, net of offering costs of $8,731	—	—	—	—	5,000	50	167,469	—	167,519
Preferred stock dividends	—	—	—	—	—	—	—	(16,293)	(16,293)
Restricted stock awards, net of forfeitures	—	—	—	—	1,673	17	(17)	—	—
Exchange of preferred stock for common stock	(1,161)	(12)	(968)	(10)	5,539	55	17,264	(17,297)	—
Stock-based compensation	—	—	—	—	—	—	12,843	—	12,843
Net loss	—	—	—	—	—	—	—	(21,791)	(21,791)

BALANCE, December 31, 2014	1,839	$18	3,532	$35	58,581	$586	$1,064,667	$(65,719)	$999,587

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,791)	$26,898	$(16,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	338,097	134,845	15,922
Impairment of oil and natural gas properties	213,821	—	—
Stock-based compensation expense	12,843	17,751	25,542
Net (gains) losses on commodity derivative contracts	(137,205)	16,938	742
Net cash settlement received (paid) on commodity derivative contracts	5,600	(4,959)	2,240
Premiums paid on commodity derivative contracts	(596)	(1,024)	(2,984)
Amortization of debt issuance costs	9,002	6,902	99
Accretion of debt discount, net	755	258	—
Deferred taxes	(11,429)	3,986	—
Changes in operating assets and liabilities:
Accounts receivable	(26,971)	(47,649)	(8,922)
Other current assets	(21,633)	(969)	(111)
Accounts payable	(2,868)	32,355	—
Accounts payable—related entities	(1,347)	(12,494)	11,848
Other payables	1,522	2,286	—
Accrued liabilities	51,590	14,137	991
Other current liabilities	5,166	—	—
Other liabilities	779	—	—

Net cash provided by operating activities	415,335	189,261	29,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(791,260)	(479,908)	(169,665)
Payments for other property and equipment	(14,062)	(2,050)	(171)
Acquisition of oil and natural gas properties	(555,942)	(622,996)	—
Purchases of investments	—	—	(11,591)
Sale of investments	—	11,591	—

Net cash used in investing activities	(1,361,264)	(1,093,363)	(181,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	100,000	236,000	—
Repayment of borrowings	(100,000)	(236,000)	—
Issuance of senior notes, net of premium and discount	1,152,250	593,000	—
Issuance of common stock	176,250	253,920	—
Issuance of preferred stock	—	225,000	150,000
Payments for offering costs	(8,731)	(20,939)	(5,533)
Financing costs	(37,364)	(24,112)	(2,694)
Preferred dividends paid	(16,293)	(18,525)	(2,112)
Purchase of common stock	—	(1,058)	—

Net cash provided by financing activities	1,266,112	1,007,286	139,661

Increase (decrease) in cash and cash equivalents	320,183	103,184	(12,694)
Cash and cash equivalents, beginning of period	153,531	50,347	63,041

Cash and cash equivalents, end of period	$473,714	$153,531	$50,347

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$20,303	$3,386	$446
Change in accrued capital expenditures	75,843	43,323	43,311
Capital expenditures in accounts payable	14,545	14,545	—
Purchase of oil and natural gas properties in exchange for common stock	—	7,520	—
Common stock issued in exchange for preferred stock	123,731	—	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$48,064	$25,927	$—

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

Oil and Natural Gas Receivables

        The majority of the Company's receivables arise from sales of oil, NGLs or natural gas. The Company does not have any off-balance-sheet credit exposure related to its customers. Receivables from the sale of oil and natural gas are generally unsecured. Allowances for doubtful accounts are determined based on management's assessment of the creditworthiness of the customer. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

are written off against the allowance for doubtful accounts only after all the collection attempts have been exhausted. At December 31, 2014 and 2013, management believed that all balances were fully collectible and no allowance for doubtful accounts was deemed necessary.

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

        Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with Securities and Exchange Commission ("SEC") rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for "basis" or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the year ended December 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $213.8 million. No impairment expense was recorded for the years ended December 31, 2013 or 2012.

        Depreciation, depletion, amortization and accretion—Depreciation, depletion, amortization and accretion ("DD&A") is provided using the units-of-production method based upon estimates of proved oil, NGL and natural gas reserves with oil, NGL and natural gas production being converted to a common unit of measure based upon their relative energy content. All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

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

        Based on management's review and current operating plans, 48%, 14% and 11% of the unproved property balance at December 31, 2014 is expected to be added to the amortization base during the years 2015, 2016 and 2017, respectively. The remaining balances in unproved properties relate to project areas that will not be thoroughly evaluated until after 2017, and represent leasehold interests that have expiration dates beginning in 2018.

        The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2014 and notes the year in which the associated costs were incurred (in thousands):

	Year of Acquisition
	Prior to 2011	2011	2012	2013	2014	Total
Leasehold acquisition costs	$628	$61,302	$7,968	$116,699	$145,098	$331,695
Exploration costs	—	—	442	2,588	2,454	5,484
Development costs	—	—	—	1,246	47,402	48,648

Total	$628	$61,302	$8,410	$120,533	$194,954	$385,827

Oil and Natural Gas Reserve Quantities

        The Company's most significant estimates relate to its proved oil and natural gas reserves. The estimates of oil and natural gas reserves as of December 31, 2014, 2013 and 2012 are based on reports prepared by a third party engineering firm, Ryder Scott Company, L.P. ("Ryder Scott").

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

        In addition, the disclosure guidelines require companies to report oil and natural gas reserves using an average price based upon the prior 12-month first-day-of-the-month price rather than a period-end price.

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

Debt Issuance Costs

        Debt issuance costs relating to long-term debt have been deferred and are being amortized and recorded as interest expense over the term of the related debt instrument. During 2014, the Company capitalized approximately $37.4 million in costs associated with the issuance of the 6.125% Notes and costs incurred to enter into the Second Amended and Restated Credit Agreement. The Company expensed $3.9 million of debt issuance costs in conjunction with the termination of our senior unsecured bridge facility (the "Bridge Facility") obtained in connection with the acquisition of contiguous acreage in Dimmit, LaSalle and Webb Counties, Texas with 176 gross producing wells (the "Catarina acquisition"). At December 31, 2014 and December 31, 2013, the Company had approximately $48.2 million and $19.8 million, respectively, of debt issuance costs (net of accumulated amortization of $7.2 million and $2.0 million, respectively) remaining that are being amortized over the terms of the respective debt.

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

        Management believes the Company is currently in compliance with all applicable federal, state and local regulations associated with its properties. Accordingly, no environmental remediation liability or loss associated with the Company's properties was recorded as of December 31, 2014 and 2013.

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

Stock-Based Compensation

        The Company records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 718, "Compensation—Stock Compensation." Stock-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

        Awards granted to employees of the Sanchez Group (as defined in Note 7, "Stock-Based Compensation") (including those employees of the Sanchez Group who also serve as the Company's officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, "Equity-Based Payments to Non-Employees." For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered.

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

Revenue Recognition

        Oil, NGL and natural gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The sales method of accounting is used for oil, NGL and natural gas sales. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production "in-kind" and, in doing so, take more or less than their respective entitled percentage. As of December 31, 2014, 2013 and 2012 there were no oil and natural gas imbalances.

Sales to Major Customers

        The Company's oil, NGL and natural gas production was sold to certain customers representing 10% or more of its total revenues for the years ended December 31, 2014, 2013 and 2012 as listed below:

	2014	2013	2012
Customer A	23%	41%	63%
Customer B	1%	6%	18%
Customer C	15%	23%	16%
Customer D	37%	19%	—

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

General and Administrative Expenses

        On December 19, 2011, the Company entered into a services agreement and other related agreements with Sanchez Oil & Gas Corporation ("SOG"), pursuant to which SOG (directly or through its subsidiaries) agreed to provide the Company with the services and data that the Company believes are necessary to manage, operate and grow its business, and the Company agreed to reimburse SOG for all direct and indirect costs incurred on its behalf. See detailed discussion of the Company's relationship with SOG in Note 9, "Related Party Transactions".

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

        The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company's financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2014 or 2013.

Earnings per Share

        Basic net income (loss) per common share are computed using the two-class method. The two-class method is required for those entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's restricted shares of common stock (see Note 7, "Stock-Based Compensation") are participating securities under ASC 260, "Earnings per Share," because they may participate in undistributed earnings with common stock. Participating securities do not have a contractual obligation to share in the Company's losses. Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

        Diluted net income (loss) per common share reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Company's Series A and Series B Convertible Perpetual Preferred Stock using the if-converted method, if the effect is dilutive.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions

        Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations" ("ASC Topic 805"). A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of the properties acquired in our acquisitions have been included in the consolidated financial statements since the closing dates of the acquisitions.

Catarina Acquisition

        On June 30, 2014, we completed the Catarina acquisition for an aggregate adjusted purchase price of $557.1 million. The effective date of the transaction was January 1, 2014. The purchase price was funded with a portion of the proceeds from the issuance of the $850 million senior unsecured 6.125% notes due 2023 (the "Original 6.125% Notes") and cash on hand. The purchase price allocation for the Catarina acquisition is preliminary and is subject to further adjustments and the settlement of certain post-closing adjustments with the seller. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$446,906
Unproved properties	122,224
Other assets acquired	2,682

Fair value of assets acquired	571,812
Asset retirement obligations	(14,723)

Fair value of net assets acquired	$557,089

Wycross Acquisition

        On October 4, 2013, we completed our acquisition of contiguous acreage in McMullen County, Texas with 13 gross producing wells (the "Wycross acquisition") for an aggregate adjusted purchase price of $229.6 million. The effective date of the transaction was July 1, 2013. The purchase price was funded with proceeds from the issuance of the Additional 7.75% Notes (as defined in Note 5, "Long-Term Debt"), the issuance of 11,040,000 shares of common stock, and cash on hand. The total

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$215,265
Unproved properties	13,095
Other assets acquired	1,523

Fair value of assets acquired	229,883
Asset retirement obligations	(158)
Other liabilities assumed	(113)

Fair value of net assets acquired	$229,612

Cotulla Acquisition

        On May 31, 2013, we completed our acquisition of acreage in Dimmit, Frio, LaSalle and Zavala Counties, Texas with 53 gross producing wells (the "Cotulla acquisition") for an aggregate adjusted purchase price of $280.9 million. The effective date of the transaction was March 1, 2013.

        The purchase price was funded with borrowings under the Company's Amended and Restated Credit Agreement (as defined in Note 5, "Long-Term Debt"), cash on hand, and proceeds from the Company's private placement of the Series B Convertible Perpetual Preferred Stock. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$265,466
Unproved properties	16,745

Fair value of assets acquired	282,211
Asset retirement obligations	(1,138)
Other liabilities assumed	(190)

Fair value of net assets acquired	$280,883

Pro Forma Operating Results (Unaudited)

        The following unaudited pro forma combined results for each of the years ended December 31, 2014, 2013 and 2012 reflect the consolidated results of operations of the Company as if the Catarina acquisition and related financing had occurred on January 1, 2013 and the Wycross and Cotulla acquisitions and related financings had occurred on January 1, 2012. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, impairment, interest expense and debt issuance cost amortization for acquisition debt, and stock dividends for the issuance of preferred stock.

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

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

  •
  The Cotulla acquisition completed on May 31, 2013.

  •
  The increase in borrowings under the Amended and Restated Credit Agreement to finance a portion of the Cotulla acquisition, and the related adjustments to interest expense, with interest expense calculated using an interest rate of 7.75% associated with the Original 7.75% Notes (as defined in Note 5, "Long-Term Debt") as the Original 7.75% Notes replaced the Amended and Restated Credit Agreement in financing a portion of the acquisition.

  •
  Issuance of Series B Convertible Perpetual Preferred Stock and related adjustments to preferred dividends.

  •
  The Wycross acquisition completed on October 4, 2013.

  •
  Issuance of the Additional 7.75% Notes to finance a portion of the Wycross acquisition, and the related adjustments to interest expense.

  •
  Issuance of common stock to finance a portion of the Wycross acquisition and the related effect on net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Revenues	$825,404	$809,562	$152,561

Net income (loss) attributable to common stockholders	$115,985	$44,843	$(52,124)

Net income (loss) per common share, basic	$2.22	$1.19	$(1.58)

Net income (loss) per common share, diluted	$2.22	$1.17	$(1.58)

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

Post-Acquisition Operating Results

        The amounts of revenue and excess of revenues over direct operating expenses included in the Company's consolidated statements of operations for the years ended December 31, 2014 and 2013, for

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

the Catarina, Wycross and Cotulla acquisitions are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

	Year Ended December 31,
	2014	2013
Revenues	$330,649	$99,936

Excess of revenues over direct operating expenses	$249,376	$74,318

Note 4. Cash and Cash Equivalents

        As of December 31, 2014 and 2013, cash and cash equivalents consisted of the following (in thousands):

	2014	2013
Cash at banks	$73,528	$48,326
Money market funds	400,186	105,205

Total cash and cash equivalents	$473,714	$153,531

Note 5. Long-Term Debt

        Long-term debt as of December 31, 2014 consisted of $1.15 billion face value of 6.125% senior notes (the "6.125% Notes," consisting of $850 million in Original 6.125% Notes and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million) maturing on January 15, 2023, and $600 million principal amount of 7.75% senior notes (the "7.75% Notes," consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes, which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021. As of December 31, 2014 and 2013 the Company's long-term debt consisted of the following:

			Amount Outstanding (in thousands) as of December 31,
	Interest Rate
		Maturity date	2014	2013
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	—	—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000	—

			1,750,000	600,000
Unamortized discount on Additional 7.75% Notes			(5,837)	(6,742)
Unamortized premium on Additional 6.125% Notes			2,100	—

Total long-term debt			$1,746,263	$593,258

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Long-Term Debt (Continued)

        The components of interest expense are (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest on senior notes	$(78,479)	$(21,355)	$—
Interest expense and commitment fees on credit agreements	(1,564)	(2,418)	—
Amortization of debt issuance costs	(9,002)	(6,902)	(99)
Amortization of discount on Additional 7.75% Notes	(905)	(259)	—
Amortization of premium on Additional 6.125% Notes	150	—	—

Total interest expense	$(89,800)	$(30,934)	$(99)

Credit Facility

        Previous Credit Agreement:    On May 31, 2013, we and our subsidiaries, SEP Holdings III, LLC ("SEP III"), SN Marquis LLC ("SN Marquis") and SN Cotulla Assets, LLC ("SN Cotulla"), collectively, as the borrowers, entered into a revolving credit facility represented by a $500 million Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent and RBC Capital Markets as sole lead arranger and sole book runner and each of the other lenders party thereto (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement was to mature on May 31, 2018.

        On May 12, 2014, the Company borrowed $100 million under the Amended and Restated Credit Agreement. The Company used proceeds from the issuance of the Original 6.125% Notes to repay the $100 million outstanding.

        Second Amended and Restated Credit Agreement:    On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner and the lenders party thereto (the "Second Amended and Restated Credit Agreement"). The Company has elected an available commitment amount under the Second Amended and Restated Credit Agreement of $300 million. Additionally, the Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $50 million and the total availability thereunder. As of December 31, 2014, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and elected commitment. The borrowing base under the Second Amended and Restated Credit Agreement was set at $362.5 million upon issuance of the Additional 6.125% Notes and was increased to $650 million in connection with the October 1, 2014 redetermination. However, the Company elected a commitment amount of $300 million, with the ability to increase the available commitment up to the $650 million approved borrowing base upon written notice from the Company and compliance

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Long-Term Debt (Continued)

with certain conditions, including the consent of any lenders whose commitment is increased. All of the elected commitment was available for future revolver borrowings as of December 31, 2014.

        The Second Amended and Restated Credit Agreement matures on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement can be subsequently redetermined up or down by the lenders based on, among other things, their evaluation of the Company's and its restricted subsidiaries' oil and natural gas reserves. Redeterminations of the borrowing base are scheduled to occur semi-annually on or before April 1 and October 1 of each year. The borrowing base is also subject to (i) automatic reduction by 25% of the amount of any increase in the Company's high yield debt, (ii) interim redetermination at the request of the Company once between each scheduled redetermination and (iii) if the required lenders so direct in connection with asset sales and swap terminations involving more than 10% of the value in the most recent reserve report. As noted above, the October 1, 2014 redetermination resulted in an increase of the Company's borrowing base to $650 million.

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

        The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company's ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates, hedge transactions and make certain acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark to market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy certain specified financial ratios, including (i) current assets to current liabilities of at least 1.0 to 1.0 at all times and (ii) net debt to consolidated EBITDA of not greater than 4.0 to 1.0 as of the last day of any fiscal quarter.

        From time to time, the agents, arrangers, book runners and lenders under the Second Amended and Restated Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions. As of December 31, 2014, the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Long-Term Debt (Continued)

Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

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

  7.75% Senior Notes Due 2021

        On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of the Company's 7.75% senior notes that will mature on June 15, 2021 (the "Original 7.75% Notes"). Interest is payable on each June 15 and December 15. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers' discounts and offering expenses, which we used to repay outstanding indebtedness under our credit facilities. The Original 7.75% Notes are the senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of our existing and future subsidiaries.

        On September 18, 2013, we issued an additional $200 million in aggregate principal amount of our 7.75% senior notes due 2021 (the "Additional 7.75% Notes" and, together with the Original 7.75% Notes, the "7.75% Notes") in a private offering at an issue price of 96.5% of the principal amount of the Additional 7.75% Notes. We received net proceeds of $188.8 million (after deducting the initial purchasers' discounts and offering expenses of $4.2 million) from the sale of the Additional 7.75% Notes. The Company also received cash for accrued interest from June 13, 2013 through the date of issuance of $4.1 million, for total net proceeds of $192.9 million from the sale of the Additional 7.75% Notes. The Additional 7.75% Notes were issued under the same indenture as the Original 7.75% Notes, and are therefore treated as a single class of securities under the indenture. We used the net proceeds from the offering to partially fund the Wycross acquisition completed in October 2013, a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

        The 7.75% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 7.75% Notes rank senior in right of payment to our future subordinated indebtedness. The 7.75% Notes are effectively junior in right of payment to all of our existing and future secured debt (including under our Second Amended and Restated Credit Agreement) to the extent of the value of the assets securing such debt. The 7.75% Notes are fully and unconditionally guaranteed (except for customary release provisions) on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the 7.75% Notes. To the extent set forth in the indenture governing the 7.75% Notes, certain of our subsidiaries will be required to fully and unconditionally guarantee the 7.75% Notes on a joint and several senior unsecured basis in the future.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Long-Term Debt (Continued)

        The indenture governing the 7.75% Notes, among other things, restricts our ability and our restricted subsidiaries' ability to: (i) incur, assume, or guarantee additional indebtedness or issue certain types of equity securities; (ii) pay distributions on, purchase or redeem shares or purchase or redeem subordinated debt; (iii) make certain investments; (iv) enter into certain transactions with affiliates; (v) create or incur liens on their assets; (vi) sell assets; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) restrict distributions or other payments from the Company's restricted subsidiaries; and (ix) designate subsidiaries as unrestricted subsidiaries.

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

  6.125% Senior Notes Due 2023

        On June 27, 2014, the Company completed a private offering of the Original 6.125% Notes. Interest is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers' discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its Amended and Restated Credit Agreement and to finance a portion of the purchase price of the Catarina acquisition. We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company's existing and future subsidiaries.

        On September 12, 2014, we issued an additional $300 million in aggregate principal amount of our 6.125% senior notes due 2023 (the "Additional 6.125% Notes" and, together with the Original 6.125% Notes, the 6.125% Notes and, together with the 7.75% Notes, the "Senior Notes") in a private offering at an issue price of 100.75% of the principal amount of the Additional 6.125% Notes. We received net proceeds of $295.9 million, after deducting the initial purchasers' discounts, adding premiums to face value of $2.3 million and deducting estimated offering expenses of $6.4 million. The Company also received cash for accrued interest from June 27, 2014 through the date of the issuance of $3.8 million, for total net proceeds of $299.7 million from the sale of the Additional 6.125% Notes. The Additional 6.125% Notes were issued under the same indenture as the Original 6.125% Notes, and are therefore treated as a single class of securities under the indenture. We used a portion of the net proceeds from

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 5. Long-Term Debt (Continued)

the offering to fund a portion of the 2014 capital budget and intend to use the remainder of the net proceeds to fund a portion of the 2015 capital budget, and for general corporate purposes.

        The 6.125% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 6.125% Notes rank senior in right of payment to the Company's future subordinated indebtedness. The 6.125% Notes are effectively junior in right of payment to all of the Company's existing and future secured debt (including under the Second Amended and Restated Credit Agreement) to the extent of the value of the assets securing such debt. The 6.125% Notes are fully and unconditionally guaranteed (except for customary release provisions) on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the 6.125% Notes. To the extent set forth in the indenture governing the 6.125% Notes, certain of our subsidiaries will be required to fully and unconditionally guarantee the 6.125% Notes on a joint and several senior unsecured basis in the future.

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

        On February 27, 2015, we completed an exchange offer of $1.15 billion aggregate principal amount of the 6.125% Notes that had been registered under the Securities Act, for an equal amount of the 6.125% Notes that had not been registered under the Securities Act.

Note 6. Stockholders' Equity

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

        On June 12, 2014, the Company completed a public offering of 5,000,000 shares of common stock, at an issue price of $35.25 per share. The Company received net proceeds from this offering of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 6. Stockholders' Equity (Continued)

$167.5 million, after deducting underwriters' fees and offering expenses of $8.7 million. The Company used the net proceeds from the offering to partially fund the 2014 capital budget and for general corporate purposes.

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

        Each share of Series A Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series A Convertible Perpetual Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Company's Board of Directors (the "Board"). The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2014, all dividends accumulated through that date had been paid.

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

        Each share of Series B Convertible Perpetual Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Convertible Perpetual Preferred Stock (which is equal to an initial conversion price of approximately $21.40 per share of common stock) and is subject to specified adjustments. Based on the initial conversion price, approximately 8,255,055 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Convertible Perpetual Preferred Stock.

        The annual dividend on each share of Series B Convertible Perpetual Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2014, all dividends accumulated through that date had been paid.

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

        The Company has determined the fair value of consideration transferred to the Holders and the fair value of consideration transferrable pursuant to the original conversion terms. The $13.9 million, $3.1 million and $0.3 million excess of the fair value of the shares of common stock issued over the carrying value of the Series A Preferred Stock and Series B Preferred Stock redeemed in connection with the exchange agreements entered into in February, May and August, respectively, has been reflected as an additional preferred stock dividend, that is, as an increase in accumulated deficit to arrive at net loss attributable to common shareholders in our condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 6. Stockholders' Equity (Continued)

        Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(21,791)	$26,898	$(16,295)
Less:
Preferred stock dividends	(33,590)	(18,525)	(2,112)
Net income allocable to participating securities(1)(2)	—	(364)	—

Net income (loss) attributable to common stockholders	$(55,381)	$8,009	$(18,407)

Weighted average number of unrestricted outstanding common shares used to calculate basic net earnings (loss) per share	52,338	36,379	33,000
Dilutive shares(3)(4)(5)	—	—	—

Denominator for diluted earnings (loss) per common share	52,338	36,379	33,000

Net income (loss) per common share—basic and diluted	$(1.06)	$0.22	$(0.56)

(1)
The Company's restricted shares of common stock are participating securities.

(2)
For the years ended December 31, 2014 and 2012, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

(3)
The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

        The Company's directors and consultants as well as employees of SOG, Sanchez Energy Partners I, LP, and their affiliates (excluding the Company) (collectively, the "Sanchez Group") who provide services to the Company are eligible to participate in the LTIP. Awards to participants may be made in the form of restricted shares, phantom shares, share options, share appreciation rights and other share-based awards. The maximum number of shares that may be delivered pursuant to the LTIP is limited to 15% of the Company's issued and outstanding shares of common stock. This maximum amount automatically increases to 15% of the issued and outstanding shares of common stock immediately after each issuance by the Company of its common stock, unless the Board determines to increase the maximum number of shares of common stock by a lesser amount. Shares withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of shares, the shares subject to such award are then available for new awards under the LTIP. Shares delivered pursuant to awards under the LTIP may be newly issued shares, shares acquired by the Company in the open market, shares acquired by the Company from any other person, or any combination of the foregoing.

        The LTIP is administered by the Board or the Compensation Committee as appointed by the Board. The Company's Board may terminate or amend the LTIP at any time with respect to any shares for which a grant has not yet been made. The Board has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of shares that may be granted, subject to shareholder approval as may be required by the exchange upon which the common shares are listed at that time, if any. No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant. The LTIP will expire upon its termination by the Board or, if earlier, when no shares remain available under the LTIP for awards. Upon termination of the LTIP, awards then outstanding will continue pursuant to the terms of their grants.

        During the year ended December 31, 2014, the Company issued 35,769 shares of restricted common stock pursuant to the LTIP to four directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock based compensation expense for these awards was based on their grant date fair values of $33.05 and $14.90 per share (the closing sales price of the Company's common stock on the grant date) and is being amortized over the vesting period.

        The Company also issued approximately 2.0 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company's officers), with whom the Company has a services agreement. Approximately 0.7 million shares of restricted common stock vest in equal annual amounts over a two-year period and approximately 1.3 million shares of restricted common stock vest in equal annual amounts over a three-year period.

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

        The Company also issued approximately 1.3 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company's officers), with whom the Company has a services agreement. Approximately 0.5 million shares of restricted common stock vest in equal annual amounts over a two-year period and approximately 0.8 million shares of restricted common stock vest in equal annual amounts over a three-year period.

        During the year ended December 31, 2012, the Company issued 25,800 shares of restricted common stock pursuant to the LTIP to three directors of the Company that vest one year from the date of grant. Pursuant to ASC 718, stock based competition for these awards was based on their grant date fair values of $17.57, $23.91, and $18.40 per share (the closing sales price of the Company's common stock on the grant date) and is being amortized over the one year vesting period.

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

	Year Ended December 31,
	2014	2013	2012
Restricted stock awards, directors	$802	$655	$288
Restricted stock awards, non-employees	12,041	17,096	2,946
Restricted stock awards, cancelled	—	—	22,308

Total stock-based compensation expense	$12,843	$17,751	$25,542

        Based on the $9.29 per share closing price of the Company's common stock on December 31, 2014, there was approximately $16.5 million of unrecognized compensation cost related to these non-vested restricted shares outstanding. The cost is expected to be recognized over a weighted average period of approximately 1.64 years.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 7. Stock-Based Compensation (Continued)

        A summary of the status of the non-vested shares as of December 31, 2014 is presented below (in thousands, except per share amounts):

	Number of Non-Vested Shares	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (Years)
Non-vested restricted common stock at December 31, 2013	1,757,631	$19.31	$33,936
Granted	2,009,919	27.05	54,363
Vested	(712,847)	25.83	(18,415)
Forfeited	(336,417)	22.02	(7,407)

Non-vested restricted common stock at December 31, 2014	2,718,286	$22.98	$62,477	1.64

        As of December 31, 2014, approximately 4.6 million shares remain available for future issuance to participants.

Note 8. Income Taxes

        The components of the federal income tax provision for the years ended December 31, 2014 and 2013 are (in thousands):

	Year Ended December 31,
	2014	2013	2012
Deferred expense (benefit) as a result of current operations	$(11,429)	$10,813	$2,105
Increase (decrease) in valuation allowance	—	(6,827)	(2,105)

Net income tax expense (benefit)	$(11,429)	$3,986	$—

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

        The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company's effective tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at the federal statutory rate	$(11,627)	$10,809	$(5,703)
Non-deductible general and administrative expenses	231	4	—
Percentage depletion carryforward	(107)	—	—
Differences between actual income taxes and amounts estimated in prior years	74	—	—
Rescission of restricted stock	—	—	7,808

Income tax expense (benefit)	(11,429)	10,813	2,105
Valuation allowance	—	(6,827)	(2,105)

Net income tax expense (benefit)	$(11,429)	$3,986	$—

        The Company's deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets (liabilities):
Current:
Derivative (assets) obligations	$(36,003)	$1,943
Share-based compensation	3,221	5,163
Other	(460)	(224)

Total current deferred tax assets (liabilities)	(33,242)	6,882

Noncurrent:
Net operating loss carryforwards	225,773	167,978
Derivative (assets) obligations	(7,085)	1,283
Depreciable, depletable property, plant and equipment	(178,285)	(180,169)
Other	282	40

Total noncurrent deferred tax assets (liabilities)	40,685	(10,868)

Net deferred tax assets (liabilities)	$7,443	$(3,986)

        As of December 31, 2014, the Company had net operating loss carryforwards of $645.1 million which begin to expire in 2031.

        In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets will be realized and therefore reversed the $6.8 million valuation allowance against its net deferred tax asset in the third quarter of 2013. The Company will continue to assess the need for a valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

        As of December 31, 2014, the Company had no material uncertain tax positions.

Note 9. Related Party Transactions

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

the Company. Expenses allocated to the Company for general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Administrative fees	$33,610	$19,259	$7,245
Third-party expenses	4,515	10,941	4,452

Total included in general and administrative expenses	$38,125	$30,200	$11,697

        As of December 31, 2014 and December 31, 2013, the Company had a net receivable from SOG and other members of the Sanchez Group of $0.4 million and a net payable to SOG and other members of the Sanchez Group of $1.0 million, respectively, which are reflected as "Accounts receivable—related entities" and "Accounts payable—related entities", respectively, in the consolidated balance sheets. The net receivable as of December 31, 2014 consists primarily of advances paid related to leasehold and other costs paid by SOG. The net payable as of December 31, 2013 consists primarily of obligations for general and administrative costs due to SOG and revenue payable to affiliated entities.

TMS Asset Purchase

        In August 2013, we acquired rights to approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS (the "TMS transaction") for cash and shares of our common stock. In connection with the TMS transaction, we established an Area of Mutual Interest ("AMI") in the TMS with SR Acquisition I, LLC ("SR"), a subsidiary of our affiliate Sanchez Resources, LLC ("Sanchez Resources"), which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. Sanchez Resources is indirectly owned, in part, by our President and Chief Executive Officer and the Executive Chairman of the Board, who each also serve on our Board. Additionally, Eduardo Sanchez, Patricio Sanchez and Ana Lee Sanchez Jacobs, each an immediate family member of our President and Chief Executive Officer and the Executive Chairman of our Board, collectively, either directly or indirectly, own a majority of the equity interests of Sanchez Resources. Sanchez Resources is managed by Eduardo Sanchez, who is the brother of our President and Chief Executive Officer and the son of our Executive Chairman of the Board.

        As part of the transaction, we acquired our working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR) resulting in our owning an undivided 50% working interest across the AMI through the TMS.

        Total consideration for the TMS transaction consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at $7.5 million. The cash consideration provided to SR was $14.4 million, before consideration of any well carries. The acquisitions were accounted for as the purchase of assets at cost on the acquisition date. We have also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we did not fulfill our obligations in a timely manner with regard to the initial TMS well commitment, we would have re-assigned the working interests acquired from SR. As of the date of this filing, we have met our initial well carry and

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions (Continued)

exercised our right to continue drilling within the AMI and earn full rights to all acreage by carrying SR for an additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in 2015.

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

        As of December 31, 2014, the Company had the following NYMEX WTI crude oil swaps covering anticipated future production:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2015	547,500	$87.40	$85.50 - $88.35
2016	1,830,000	$72.86	$62.00 - $80.15

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 10. Derivative Instruments (Continued)

        As of December 31, 2014, the Company had the following NYMEX WTI crude oil enhanced swaps covering anticipated future production:

Calendar Year	Volumes (Bbls)	Average Swap Price per Bbl	Average Put Price per Bbl
2015(1)	2,737,500	$91.99	$74.00

(1)
In February 2015, the Company modified these crude oil enhanced swaps to create crude oil swaps. See Note 16 "Subsequent Events" for further description of the modified transactions covering anticipated future production.

        As of December 31, 2014, the Company had the following NYMEX Henry Hub natural gas swaps covering anticipated future production:

Calendar Year	Volumes (Mmbtu)	Average Price per Mmbtu	Price Range per Mmbtu
2015	9,440,000	$3.86	$3.54 - $4.01
2016	14,640,000	$3.87	$3.80 - $3.92

        As of December 31, 2014, the Company had the following NYMEX Henry Hub natural gas enhanced swaps covering anticipated future production:

Calendar Year	Volumes (Mmbtu)	Average Swap Price per Mmbtu	Average Put Price per Mmbtu
2015	11,315,000	$4.31	$3.75

        As of December 31, 2014, the Company had the following NYMEX WTI three-way crude oil collar contracts that combine a long and short put with a short call:

Calendar Year	Volumes (Bbls)	Average Short Put Price per Bbl	Average Long Put Price per Bbl	Average Short Call Price per Bbl
2015(1)	1,825,000	$72.00	$87.00	$95.80

(1)
In February 2015, the Company modified these three-way crude oil collar contracts to create crude oil swaps. See Note 16 "Subsequent Events" for further description of the modified transactions covering anticipated future production.

        As of December 31, 2014, the Company had the following NYMEX Henry Hub three-way natural gas contracts that combine a long and short put with a short call:

Calendar Year	Volumes (Mmbtu)	Average Short Put Price per Mmbtu	Average Long Put Price per Mmbtu	Average Short Call Price per Mmbtu
2015	3,650,000	$3.50	$4.00	$4.90

        The Company deferred the payment of premiums associated with certain of its oil derivative instruments. On December 31, 2014 and 2013, the balances of deferred payments totaled $0 million and $5.6 million, respectively.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 10. Derivative Instruments (Continued)

        The following table sets forth a reconciliation of the changes in fair value of the Company's commodity derivatives for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning fair value of commodity derviatives	$(3,397)	$2,145	$1,461
Net gains (losses) on crude oil derivatives	115,602	(16,891)	(742)
Net gains (losses) on natural gas derivatives	21,603	(47)	—
Net settlements on derivative contracts:
Crude oil	(4,503)	5,755	(2,749)
Natural gas	(1,097)	32	—
Net premiums on derivative contracts:
Crude oil	(4,892)	5,609	4,175

Ending fair value of commodity derivatives	$123,316	$(3,397)	$2,145

Balance Sheet Presentation

        The Company's derivatives are presented on a net basis as "Fair value of derivative instruments" on the consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company's consolidated balance sheets (in thousands):

	December 31, 2014
	Gross Amount of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets:
Current asset	$194,953	$(94,772)	$100,181
Long-term asset	24,024	—	24,024

Total asset	$218,977	$(94,772)	$124,205

Offsetting Derivative Liabilities:
Current liability	$(94,772)	$94,772	$—
Long-term liability	(889)	—	(889)

Total liability	$(95,661)	$94,772	$(889)

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

Fair Value on a Recurring Basis

        The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$400,186	$—	$—	$400,186
Oil derivative instruments:
Swaps	—	33,975	—	33,975
Enhanced Swaps	—	—	44,586	44,586
Three-way collars	—	—	24,264	24,264
Gas derivative instruments:
Swaps	—	13,818	—	13,818
Enhanced Swaps	—	—	5,193	5,193
Three-way collars	—	—	1,480	1,480

Total	$400,186	$47,793	$75,523	$523,502

	As of December 31, 2013
	Active Market for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Carrying Value
Cash and cash equivalents:
Money market funds	$105,205	$—	$—	$105,205
Oil derivative instruments:
Swaps	—	(2,841)	—	(2,841)
Three-way collars	—	—	(398)	(398)
Collars	—	—	3	3
Puts	—	—	(146)	(146)
Gas derivative instruments:
Swaps	—	(37)	—	(37)
Collars	—	—	22	22

Total	$105,205	$(2,878)	$(519)	$101,808

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 11. Fair Value of Financial Instruments (Continued)

        Financial Instruments:    The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company's consolidated balance sheets as of December 31, 2014 and 2013. The Company's money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

        The Company's derivative instruments, which consist of swaps, enhanced swaps, collars and puts, are classified as either Level 2 or Level 3 in the table above. The fair values of the Company's derivatives are based on third party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. These values are then compared to the values given by the Company's counterparties for reasonableness. Since swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. The Company's enhanced swaps, puts, collars and three-way collars include some level of significant unobservable inputs, such as volatility curves, and are therefore classified as Level 3. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company's derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company's derivative instruments.

        The fair values of the Company's derivative instruments classified as Level 3 as of December 31, 2014, 2013 and 2012 were $75.5 million, ($0.5) million and $3.0 million, respectively. The significant unobservable inputs for Level 3 contracts include unpublished forward prices of commodities, market volatility and credit risk of counterparties. Changes in these inputs will impact the fair value measurement of the Company's derivative contracts.

        The following table sets forth a reconciliation of changes in the fair value of the Company's derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	Significant Unobservable Inputs (Level 3) Year Ended December 31,
	2014	2013	2012
Beginning balance	$(519)	$3,015	$1,461
Total gains (losses) included in earnings	81,404	(8,947)	128
Net settlements on derivative contracts	(5,362)	5,413	1,426

Ending balance	$75,523	$(519)	$3,015

Gains (losses) included in earnings related to derivatives still held as of December 31, 2014, 2013, and 2012	$76,760	$(6,304)	$187

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 11. Fair Value of Financial Instruments (Continued)

Fair Value on a Non-Recurring Basis

        The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. Fair value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocations for the Catarina, Wycross and Cotulla acquisitions are presented in Note 3, "Acquisitions". Liabilities assumed include asset retirement obligations existing at the date of acquisition. Asset retirement obligation estimates are derived from historical costs as well as management's expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company's asset retirement obligations is presented in Note 12, "Asset Retirement Obligations."

        In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. The fair value of the common stock issued is based on the price of the Company's common stock on the date of issuance. As there is an active market for the Company's common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company's common stock and preferred stock issuances and redemptions is presented in Note 6, "Stockholders' Equity."

Fair Value of Other Financial Instruments

        Financial instruments not carried at fair value consist of oil and natural gas receivables, accounts payable and accrued liabilities and long-term debt. The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short-term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $556.5 million as of December 31, 2014, and was calculated using quoted market prices based on trades of such debt as of that date. The Company uses a market approach to determine fair value of its unregistered 6.125% Notes using observable market data. However, as the market for the 6.125% Notes is far less active than that of the 7.75% Notes, the Company also uses comparable market values for similar instruments, which results in a Level 2 fair value measurement. The estimated fair value of the 6.125% Notes was $945.9 million as of December 31, 2014.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 12. Asset Retirement Obligations

        The changes in the asset retirement obligation for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Abandonment liability as of January 1,	$4,130	$546
Liabilities incurred during period	3,922	1,122
Acquisitions	14,723	1,296
Revisions	1,658	968
Accretion expense	1,261	198

Abandonment liability as of December 31,	$25,694	$4,130

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

Note 13. Accrued Liabilities

        The following information summarizes accrued liabilities as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Capital expenditures	$162,726	$86,883
Other:
General and administrative costs	830	550
Production taxes	3,137	2,903
Ad valorem taxes	1,994	981
Lease operating expenses	22,354	8,977
Interest payable	37,743	2,161
Leasehold improvements	1,104	—

Total accrued liabilities	$229,888	$102,455

Note 14. Commitments and Contingencies

        From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. We are not aware of any material governmental proceedings against us or contemplated to be brought against us.

        On December 4, 13 and 16, 2013, three derivative actions were filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers and directors, Sanchez Resources,

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies (Continued)

Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC (the "Consolidated Derivative Actions," Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees' Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165).

        On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the "Delaware Derivative Action"). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company's purchase of working interests in the TMS from Sanchez Resources. Plaintiffs alleged breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against Sanchez Resources, Eduardo Sanchez, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014. Briefing concerning the motions to dismiss concluded on June 27, 2014. A hearing was held on August 11, 2014, on the motions to dismiss, and the court subsequently granted the motions to dismiss. The plaintiffs have appealed the case to the Delaware Supreme Court and the parties are in the process of briefing the appeal. The Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

        On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas). The complaint alleged a breach of fiduciary duty, corporate waste and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. On March 14, 2014, this action was stayed following a ruling on the motion to dismiss in the Delaware Derivative Action. After the motions to dismiss were granted in the Delaware Derivative Action, the parties entered into another agreed stay pending the appeal of the Delaware Derivative Action to the Delaware Supreme Court. This stay was entered by the court on February 5, 2015. This action is in its preliminary stages and currently subject to the stay, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

        Defendants believe that the allegations contained in the matters described above are without merit and intend to vigorously defend themselves against the claims raised.

        Furthermore, on August 8, 2014, the United States District Court for the Southern District of Texas, Houston Division, granted the defendant's motion to dismiss the case in a derivative action against the Company and certain of its officers and directors, styled Bartlinski v. Sanchez, No. 4:14-cv-00341 (S.D. Tex.), and on December 23, 2014, the court denied the plaintiff's request to file an amended complaint following the court's granting of defendant's motion to dismiss, which effectively closed this case.

        In connection with the TMS transaction, the Company has committed to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI. In the event that we did not fulfill in a timely manner our obligations with regard to the initial TMS well commitment we would have re-assigned the working interests acquired from SR. As of the date of this filing, we have met our initial well carry and exercised our right to continue drilling within the AMI

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies (Continued)

and earn full rights to all acreage by carrying SR for an additional 3 gross (1.5 net) TMS wells. We expect to meet our well carry commitments for the full 6 gross (3 net) TMS wells in 2015.

        In connection with the Catarina acquisition, the 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

        As of December 31, 2014, the Company had $70.5 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $54.8 million for a new corporate office lease that commenced in the fourth quarter of 2014 and has an expiration date in March 2025, (ii) $8.0 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024 and (iii) $7.7 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas. This acreage lease agreement includes a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term.

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

Note 15. Subsidiary Guarantors

        The Company filed registration statements on Form S-3 with the SEC, which became effective January 14, 2013 and June 11, 2014 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co-registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of December 31, 2014, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

        The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2014, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several and any non-

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 15. Subsidiary Guarantors (Continued)

guarantor subsidiaries of the Company are "minor" within the meaning of Rule 3-10 of Regulation S-X.

        The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2014, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several and any non-guarantor subsidiaries of the Company are "minor" within the meaning of Rule 3-10 of Regulation S-X.

        The Company has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of its subsidiaries to distribute funds to the Company.

Note 16. Subsequent Events

        In February 2015, the Company modified certain of its crude oil enhanced swap and three-way collar transactions to create crude oil swaps on a costless transactional basis. The modification to a fixed price eliminates downside risk, preserves value and provides the Company with greater certainty in crude oil pricing for the remainder of 2015.

        Subsequent to December 31, 2014, the Company entered into NYMEX WTI crude oil swaps covering anticipated future production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2015	190,040	$56.85	$56.85
2016	958,269	$63.10	$62.60 - $63.25
2017	213,003	$64.80	$64.80
2018	212,555	$65.40	$65.40
2019	199,768	$65.65	$65.65

        Subsequent to December 31, 2014, the Company entered into NYMEX Henry Hub natural gas swaps covering anticipated future production as indicated below:

Calendar Year	Volumes (Mmbtu)	Average Price per Mmbtu	Price Range per Mmbtu
2015	261,100	$2.81	$2.81
2016	313,524	$3.21	$3.21
2017	3,946,048	$3.64	$3.52 - $3.65
2018	295,683	$3.58	$3.58
2019	277,888	$3.62	$3.62

Sanchez Energy Corporation
Supplementary Quarterly Financial Results (Unaudited)

        The following table presents the Company's unaudited quarterly financial information for 2014 and 2013 (in thousands, except per share amounts):

2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Oil and natural gas revenue	$134,562	$151,661	$207,350	$172,491
Impairment of oil and natural gas properties	—	—	—	(213,821)
Operating costs and expenses	(106,875)	(121,205)	(151,580)	(153,497)

Operating income (loss)	27,687	30,456	55,770	(194,827)
Interest and other income	12	3	82	192
Interest expense	(13,272)	(17,261)	(27,612)	(31,655)
Net gains (losses) on commodity derivatives	(9,117)	(31,900)	47,416	130,806

Other income (expense), net	(22,377)	(49,158)	19,886	99,343

Income (loss) before income taxes	5,310	(18,702)	75,656	(95,484)
Income tax expense (benefit)	1,865	(6,544)	26,625	(33,375)

Net income (loss)	3,445	(12,158)	49,031	(62,109)
Less:
Preferred stock dividends	(18,193)	(7,132)	(4,274)	(3,991)
Net income allocable to participating securities(1)(2)	—	—	(2,068)	—

Net income (loss) attributable to common
stockholders	$(14,748)	$(19,290)	$42,689	$(66,100)

Basic income (loss) per share(3)	$(0.31)	$(0.38)	$0.77	(1.18)

Weighted average common shares outstanding—basic	47,025	50,602	55,732	55,855

Diluted income (loss) per share(3)	$(0.31)	$(0.38)	$0.69	$(1.18)

Weighted average common shares outstanding—diluted	47,025	50,602	68,340	55,855

2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Oil and natural gas revenue	$31,036	$59,085	$94,200	$130,099
Operating costs and expenses	(26,418)	(47,429)	(70,124)	(91,828)

Operating income	4,618	11,656	24,076	38,271
Interest and other income	21	51	32	31
Interest expense	(1,084)	(7,069)	(9,460)	(13,321)
Net gains (losses) on commodity derivatives	(3,629)	4,252	(14,436)	(3,125)

Other income (expense), net	(4,692)	(2,766)	(23,864)	(16,415)

Income (loss) before income taxes	(74)	8,890	212	21,856
Income tax expense (benefit)	—	—	(3,668)	7,654

Net income (loss)	(74)	8,890	3,880	14,202
Less:
Preferred stock dividends	(2,072)	(5,484)	(5,485)	(5,484)
Net income allocable to participating securities(1)(2)	—	(159)	—	(338)

Net income (loss) attributable to common
stockholders	$(2,146)	$3,247	$(1,605)	$8,380

Basic and diluted income (loss) per share(3)	$(0.06)	$0.10	$(0.05)	$0.19

Weighted average common shares outstanding—basic and diluted	33,099	33,117	34,737	44,560

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

        Capitalized Costs—Capitalized costs and accumulated depreciation, depletion and impairment relating to the Company's oil and natural gas producing activities are summarized below as of the dates indicated (in thousands):

	As of December 31,
	2014	2013	2012
Oil and Natural Gas Properties:
Unproved	$385,827	$244,570	$138,937
Proved	2,582,441	1,297,961	232,523

Total Oil and Natural Gas Properties	2,968,268	1,542,531	371,460
Less Accumulated depreciation, depletion, amortization and impairment	(706,590)	(157,043)	(22,605)

Net oil and natural gas properties capitalized	$2,261,678	$1,385,488	$348,855

        Costs Incurred—Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Exploration costs	$64,534	$22,453	$59,842
Development costs	806,644	492,232	144,208
Acquisition costs:
Proved properties	432,271	411,816	—
Unproved properties	122,224	244,570	9,371

Total Costs Incurred	$1,425,673	$1,171,071	$213,421

Seismic costs included in exploration costs	$833	$4,160	$2,676

        Results of Operations—Results of operations for the Company's oil, NGL and natural gas producing activities are summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Oil, NGL, and natural gas revenue	$666,064	$314,420	$43,158
Less operating expenses:
Oil, NGL, and natural gas production expenses	(93,581)	(35,669)	(3,401)
Production and ad valorem taxes	(37,787)	(17,334)	(2,124)
Depreciation, depletion, amortization and accretion	(338,097)	(134,845)	(15,922)
Impairment of oil and natural gas properties	(213,821)	—	—

Results of operations from oil and gas producing activities	$(17,222)	$126,572	$21,711

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

        Proved undeveloped reserves ("PUDs") are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of producing economic quantities at a greater distance. Only those undrilled locations that are scheduled to be drilled within five years pursuant to a development plan can be allocated to undeveloped reserves, unless the specific circumstances justify a longer time. As of December 31, 2014, the Company did not have any PUDs previously disclosed that have remained undeveloped for five years or more and no PUD locations included in the Company's proved oil reserves are scheduled to be drilled after five years.

        Estimates of proved developed and undeveloped reserves for the periods presented are based on estimates made by the independent engineers, Ryder Scott.

        Proved reserves for all periods presented were estimated in accordance with the guidelines established by the SEC and FASB. The rules require SEC reporting companies to prepare their reserve estimates based on the average prices during the 12-month period prior to the ending date of the period covered in the report, determined as the unweighted arithmetic average of the prices in effect on the first-day-of-the month for each month within such period, unless prices were defined by contractual arrangements. The product prices used to determine the future gross revenues for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from the market. The pricing used for the estimates of the Company's reserves of oil and condensate as of December 31, 2014, 2013 and 2012 was based on unweighted twelve month average West Texas Intermediate posted prices of $94.99, $96.78 and $94.71, respectively. The pricing used for the estimates of the Company's reserves of natural gas as of December 31, 2014, 2013 and 2012 were based on an unweighted twelve month average Henry Hub spot natural gas prices average of $4.35, $3.67 and $2.76, respectively. The pricing used for the estimates of the Company's reserves of natural gas liquids as of December 31, 2014, 2013 and 2012 were based on an unweighted twelve month average Mt. Belvieu prices average of $44.84, $41.23 and $43.24, respectively.

Net proved quantities summary

        The following table sets forth the net proved, proved developed and proved undeveloped reserves activity for the years ended December 31, 2014, 2013 and 2012:

	Oil (mbo)	Natural Gas Liquids (mbbl)	Natural Gas (mmcf)	mboe(1)
Balance as of December 31, 2011	5,610	—	6,418	6,680
Revisions of previous estimates	1,022	1	(245)	981
Extensions and discoveries(2)	12,052	310	9,916	14,015
Production	(418)	(1)	(301)	(469)

Balance as of December 31, 2012	18,266	310	15,788	21,207

Revisions of previous estimates	(1,608)	2,286	(5,923)	(309)
Extensions and discoveries	13,719	1,830	8,894	17,030
Purchases of reserves in place	17,952	2,644	24,445	24,671
Production	(2,909)	(455)	(3,048)	(3,872)

Balance as of December 31, 2013	45,420	6,615	40,156	58,727

Revisions of previous estimates	1,261	3,901	6,412	6,231
Extensions and discoveries	12,107	6,612	32,691	24,168
Purchases of reserves in place	11,826	20,746	145,222	56,775
Production	(6,080)	(2,590)	(14,828)	(11,141)

Balance as of December 31, 2014	64,534	35,284	209,653	134,760

Proved developed reserves:
As of December 31, 2012	3,211	99	2,433	3,716

As of December 31, 2013	17,973	3,309	20,582	24,712

As of December 31, 2014	27,460	18,554	110,543	64,438

Proved undeveloped reserves:
As of December 31, 2012	15,055	211	13,355	17,491

As of December 31, 2013	27,447	3,306	19,574	34,015

As of December 31, 2014	37,074	16,730	99,110	70,322

(1)
Oil equivalents are determined under the relative energy content method by using the ratio of 6.0 mcf of gas to 1.0 bo of oil.

        Standardized Measure—The standardized measure of discounted future net cash flows relating to the Company's ownership interest in proved oil, NGL and natural gas reserves as of December 31, 2014, 2013 and 2012 is shown below (in thousands):

	As of December 31,
Standardized Measure	2014	2013	2012
Future cash inflows	$7,835,812	$4,873,808	$1,917,692
Future production costs	(2,635,281)	(1,293,653)	(431,347)
Future development costs	(1,639,991)	(900,820)	(604,543)
Future income taxes	(407,193)	(547,634)	(181,117)
Discount to present value at 10% annual rate	(1,372,769)	(922,146)	(414,385)

Standardized measure of discounted future net cash flows	$1,780,578	$1,209,555	$286,300

        The future cash flows are based on average first-day-of-month prices during the prior 12-month period and cost rates in existence at the time of the projections.

        Changes in standardized measure of discounted future net cash flows—Changes in standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for each of the three years in the period ended December 31, 2014 are summarized below (in thousands):

	Year Ended December 31,
Summary of Changes	2014	2013	2012
Balance, beginning of period	$1,209,555	$286,300	$133,158
Net changes in prices and costs	(725,716)	(53,586)	30,869
Revisions of previous quantity estimates	130,752	(8,073)	39,589
Extensions, discoveries and improved recovery, less related costs	448,464	347,503	192,075
Sales of oil and gas—net of production costs	(535,580)	(261,417)	(37,633)
Net change in income taxes	113,008	(167,250)	(66,109)
Changes in development costs	629,403	455,182	8,946
Accretion of discount	120,955	28,630	13,316
Purchases of reserves in place	590,559	552,887	—
Change in production rates, timing, and other	(200,822)	29,379	(27,911)

Net change	571,023	923,255	153,142

Balance, end of period	$1,780,578	$1,209,555	$286,300