Form 10-K
period 2015-12-31
Sanchez Energy Corp
filed 2016-02-29
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1‑35372

Sanchez Energy Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45‑3090102 (I.R.S. Employer Identification No.)
1000 Main Street, Suite 3000 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(713) 783‑8000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange)
Common Stock, par value $0.01 per share Rights to purchase Series C Junior Participating Preferred Stock, par value $0.01 per share	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting and non‑voting common equity held by non‑affiliates of registrant as of June 30, 2015: $534,400,409

Number of shares of registrant’s common stock outstanding as of February 26, 2016:  62,579,667.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III of this report for the year ended December 31, 2015.

SANCHEZ ENERGY CORPORATION

FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2015

i

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report on Form 10‑K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements. These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Annual Report on Form 10‑K, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows are forward‑looking statements. Forward‑looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business and financial strategies;

•	our ability to utilize the services, personnel and other assets of Sanchez Oil & Gas Corporation (“SOG”) pursuant to existing services agreements;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;

•	the realized benefits of the acreage acquired in our various acquisitions and other assets and liabilities assumed in connection therewith;

•	the realized benefits of our joint ventures, including with respect to our joint ventures with Targa Resources Partners LP (“Targa”);

•

the realized benefits of our transactions with Sanchez Production Partners LP (“SPP”), including with respect to the Palmetto escalating working interest sale and divestiture of Western Catarina midstream assets referred to herein;

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

•

developments in oil‑producing and natural gas‑producing countries, the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other factors affecting the supply of oil and natural gas;

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

•

the other factors described under “Item 1A. Risk Factors” in this Annual Report on Form 10‑K and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10‑Q or Current Reports on Form 8‑K.

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

PART I

Item 1.  Business

Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana. We have accumulated approximately 200,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 62,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 100% of our total 2016 drilling and completion capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10‑K in the “Glossary of Selected Oil and Natural Gas Terms.”

Listed below is a table of our significant transactions since January 1, 2013:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 12/31/15	Purchase / Disposition Price (millions)
Western Catarina Midstream Divestiture	10/14/2015	10/14/2015	Catarina, Eagle Ford	N/A	N/A	$346
Palmetto Disposition	3/31/2015	1/1/2015	Palmetto, Eagle Ford	N/A	N/A	$83
Catarina Acquisition	6/30/2014	1/1/2014	Catarina, Eagle Ford	106,100	106,100	$557
Wycross Acquisition	10/4/2013	7/1/2013	Wycross, Eagle Ford	3,600	3,600	$230
TMS transaction	8/16/2013	8/16/2013	TMS	69,000	62,000	$78
Five Mile Creek Acquisition	7/1/2013	7/1/2013	Marquis, Eagle Ford	10,300	6,300	$29
Cotulla Acquisition	5/31/2013	3/1/2013	Cotulla, Eagle Ford	44,500	31,200	$281

On October 14, 2015, the Company completed the Western Catarina Midstream Divestiture (as defined below in Note 3, “Acquisitions and Divestitures”) for an adjusted purchase price of $345.8 million in cash. In connection with the closing of the Western Catarina Midstream Divestiture, the Company entered into a Firm Gathering and Processing Agreement (the “Gathering Agreement”) on October 14, 2015 for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream, LLC (“Catarina Midstream”). In addition, for the first five years of the Gathering Agreement, SN Catarina, LLC will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

On March 31, 2015, we completed the Palmetto Disposition (as defined below in Note 3, “Acquisitions and Divestitures”) for an adjusted purchase price of approximately $83.4 million. The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the working interest of the purchaser, a wholly owned subsidiary of SPP, will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest, and we will own a 2.5% working interest in each of the wellbores.

On June 30, 2014, we completed our acquisition of 106,000 net contiguous acres in Dimmit, LaSalle and Webb Counties, Texas (the “Catarina Acquisition”) in the Eagle Ford Shale with an effective date of January 1, 2014. All proved reserves in the Catarina area are covered under lease acreage that is held by production, which acreage amounted to approximately 29,000 acres. Under the lease we have a 100% working interest and 75% net revenue interest in the lease acreage over the Eagle Ford Shale formation from the top of the Austin Chalk formation to the base of the Buda Lime formation. The 77,000 acres of undeveloped acreage that were included in the Catarina Acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120‑day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include drilling at least the minimum annual well requirement necessary to maintain access to such undeveloped acreage.

On October 4, 2013, we completed our acquisition of approximately 3,600 net contiguous acres of leasehold in McMullen County, Texas (the “Wycross Acquisition”) in the Eagle Ford Shale. The properties acquired in the Wycross Acquisition are included in our Cotulla area described below.

On August 16, 2013, we completed an asset acquisition of approximately 40,000 net developed and undeveloped acres in the TMS (the “TMS Transaction”) in Southwest Mississippi and Southeast Louisiana and the formation of an area of mutual interest (“AMI”) and a 50/50 joint venture with SR Acquisition I, LLC (“SR”), a subsidiary of our affiliate Sanchez Resources, LLC (“Sanchez Resources”). As of December 31, 2015 the AMI held rights to approximately 135,000 (95,000 net) acres, of which we owned approximately 62,000 net acres.

In July 2013, we acquired approximately 10,300 net acres in Fayette, Gonzales and Lavaca Counties, Texas (the “Five Mile Creek Acquisition”). The properties acquired in the Five Mile Creek Acquisition are included in our Marquis area, and are directly to the northwest of our Prost development project.

On May 31, 2013, we completed our acquisition of 44,461 net acres in Dimmit, Frio, LaSalle and Zavala Counties, Texas (the “Cotulla Acquisition”). We combined our Cotulla assets with our previous Maverick area to form one operating area now known as our Cotulla area. As noted above, the Cotulla area also includes the properties acquired in the Wycross Acquisition.

Our 2016 capital budget of $200 ‑ $250 million is allocated approximately 89% to the drilling of 52 net wells and to the completing of 55 net wells with the remainder allocated to facilities, leasing, and seismic activities.

For 2016, our operating plans will largely focus on continued improvement to our manufacturing efficiency with the goal of steady improvement in our capital efficiency in order to preserve liquidity and financial flexibility. Our 2016 capital budget will be focused on the development of our approximately 200,000 net acres in the Eagle Ford Shale where we plan on investing approximately 100% of the allocated drilling and completion budget.

The following table presents summary data for our Eagle Ford and TMS project areas as of December 31, 2015 as well as our capital expenditure budget for the 2016 fiscal year:

						2016 Capital Expenditure Budget
		Average		Identified Drilling Locations (2)		Net		Drilling & Completion ("D&C")	% of	% of
	Net Acreage	Working Interest (1)	Operator	Gross	Net	Wells Spud	Net Wells Completed	Capital (in millions)	Operating Capital	D&C Capital
Catarina	106,051	100%	Sanchez Energy	1,486	1,486	35	36	$130 - $150	62%	70%
Cotulla	50,984	88%	Sanchez Energy	974	891	15	15	$40 - $50	20%	23%
Palmetto	8,485	48%	Marathon	317	153	2	4	$10 - $20	7%	7%
Marquis	34,173	100%	Sanchez Energy	387	387	-	-	$0	0%	0%
Total Eagle Ford	199,693	93%		3,164	2,917	52	55	$180 - $220	89%	100%
TMS	61,933	65%	Sanchez Oil and Gas	300	196	-	-	$0	0%	0%
Total	261,626	84%		3,464	3,113	52	55	$180 - $220	89%	100%
Facilities, Leasing and Seismic								$20 - $30	11%
Total Capital Budget								$200 - $250	100%

(1)Average working interests reflect the Company’s average working interests in the leases it holds.

(2)Using approximately 40 acre well‑spacing for our Cotulla and Palmetto areas, approximately 60 acre well‑spacing for our Marquis area, and approximately 75 acre well‑spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be over 3,100 potential gross (2,900 net) locations for potential future drilling in the Eagle Ford. Using approximately 250 acre well‑spacing for our TMS area and assuming 80% of the acreage is drillable, we believe that there are up to 300 gross (200 net) locations for potential future drilling. In total, we believe that there are over 3,400 potential gross (3,100 net) Eagle Ford and TMS locations for future drilling.

Our Business Strategies

Our primary business objective is to increase reserves, production and cash flows at an attractive return on invested capital. Our business strategy is currently focused on exploiting long‑life, unconventional oil, condensate, NGL and natural gas reserves from the Eagle Ford Shale and the TMS, as well as a diversification into the midstream elements of the market that adds value to our operations. Key elements of our business strategy include:

•

Efficiently develop our Eagle Ford Shale leasehold positions.  We intend to efficiently drill and develop our acreage position to maximize the value of our resource potential. At December 31, 2015, approximately 49% of our proved reserves were proved undeveloped. As of December 31, 2015, we were producing from 621 wells and have identified over 2,900 net locations for potential future drilling in our Eagle Ford Shale area that will be our primary targets in the near term. In 2016, we plan to invest between $180 and $220 million on development drilling and completion in the Eagle Ford Shale to spud 52 net wells and complete approximately 55 net wells. This represents approximately 100% of our 2016 drilling and completion budget and 89% of our total 2016 capital budget.

•

Enhance returns by focusing on operational and cost efficiencies.  We are focused on continuous improvement of our operating measures and have significant experience in successfully converting early‑stage resource opportunities into cost‑efficient development projects. We believe the magnitude and concentration of our acreage within our core project areas provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad, utilizing centralized production and fluid handling facilities and reducing the time and cost of rig mobilization.

•

Add value through owning midstream functions.   The Company’s Marketing & Midstream Group (the “Marketing and Midstream Group”) was formed in 2014 to more effectively manage our expanding midstream business segment. Our goal is to participate in the midstream function in order to capture more of the hydrocarbon value chain. The Marketing and Midstream Group focuses on projects that serve our production and add optionality to end markets which improves our netback price. As a secondary focus, the Marketing and Midstream Group also evaluates midstream projects that are accretive to the Company and add scale and diversification to our midstream portfolio.

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

•

Leverage our relationship with our affiliates to expand unconventional oil, condensate, NGL and natural gas assets.  SOG, headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG, Sanchez Energy Partners I, LP, and their affiliates (but excluding the Company), collectively, as the “Sanchez Group.” Various members of the Sanchez Group have drilled or participated in over 1,200 wells, directly and through joint ventures, and have invested substantial amounts of capital in the oil and natural gas industry since 1972. During this period, they have carefully cultivated relationships with mineral and surface rights owners in and around our Eagle Ford and TMS areas and compiled an extensive technological database which we believe gives us a competitive advantage in acquiring additional leasehold positions in these areas. We have unrestricted access to the proprietary portions of the technological database related to our properties and SOG is otherwise required to interpret and use the database for our benefit. We plan to leverage our affiliates’ expertise, industry relationships and size to opportunistically expand reserves and our leasehold positions in the Eagle Ford Shale and other onshore unconventional oil, condensate, NGL and natural gas resources.

•

Pursue strategic acquisitions to grow our leasehold position in the Eagle Ford Shale and seek entry into new basins.  We believe that we will be able to identify and acquire additional acreage and producing assets in the Eagle Ford Shale at attractive valuations by leveraging our longstanding relationships in and knowledge of South Texas. We also plan to selectively target additional domestic basins that would allow us to employ our strategies on attractive acreage positions that we believe are similar to our Eagle Ford Shale acreage. Our 2013 TMS Transaction was consistent with this strategy and gave us approximately 40,000 net acres, currently 62,000 net acres, within what we believe to be the core of the TMS.

•

Maintain substantial financial liquidity and flexibility.  As of December 31, 2015, we had approximately $435 million of cash and cash equivalents and a $500 million unused, available borrowing base (with a $300 million aggregate elected commitment amount) under our Fifth Amendment to the Second Amended and Restated Credit Agreement (defined in Note 5, “Long‑Term Debt”). We believe that this strong liquidity position combined with our cash flow from operations will allow us to maintain our total production of hydrocarbons at the approximate levels we reported for 2015.  We plan to continuously evaluate our level of operating activity in light of both actual commodity prices and changes we are able to make to our costs of operations and make further adjustments to our capital spending program as appropriate. In addition, we expect to continue to regularly review acquisition opportunities from third parties or other members of the Sanchez Group. The Company does not expect that any potential future changes to our borrowing base would impact our aggregate elected commitment amount. Furthermore, we have entered into and intend to continue executing hedging transactions for a significant portion of our expected production to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in oil and natural gas prices.

Our Competitive Strengths

We believe the following competitive strengths will allow us to successfully execute our business strategies:

•

Geographically concentrated leasehold position in leading North American unconventional oil resource trends.  We have assembled a current leasehold position of approximately 200,000 net acres in the Eagle Ford Shale, which we believe to be one of the highest rates of return unconventional oil and natural gas formations in North America. In addition to further leveraging our base of technical expertise in our project areas, our geographically concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs in addition to further leveraging our base of technical expertise in our project areas. We believe that our recent well results and offset operator activity in and around our project areas have significantly de‑risked our acreage position such that there are low geologic risks and ample repeatable drilling opportunities across our core operating areas. In addition to our Eagle Ford Shale acreage, we have approximately 62,000 net acres in what we believe to be the core of the TMS. Well results in the TMS remain strong although development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential and still has significant upside as changes in technology, commodity prices, and service prices occur.

•

Proven low cost operator.  We are recognized as one of the lowest cost operators in the Eagle Ford. We utilize a combination of initiatives that have improved the efficiency of our operations and reduced the cost of sourcing goods and services. The Company has implemented systems and processes that provide complete transparency for our well program across our organization thereby eliminating drag and waste on repetitive tasks. We have segmented and optimized each step in drilling and completing a well. Our supply chain management team takes a rigorous and methodical approach to reducing the total delivered costs of purchased good and services by examining costs on its most granular level. Goods and services are commonly sourced directly from suppliers, eliminating the middleman and markups. Additionally, we constantly review the value chain for opportunities to internally provide services in order to further reduce cost and eliminate inflation

•

Demonstrated ability to drive oil production and reserves growth.  Our average production for the fourth quarter of 2015 was 58,115 boe/d, substantially all of which was from the Eagle Ford Shale. This compares to approximately 52,844 boe/d in the third quarter of 2015 and 43,893 boe/d during the fourth quarter of 2014. Our total proved reserves at December 31, 2015 was 127.6 mboe, a decrease of approximately 5% over the same period a year ago, primarily due to the negative impact of SEC WTI and Henry Hub price decreases offset by an increase in drilling and development.

•

Large oil‑weighted multi‑year drilling inventory.  We have an inventory of over 2,900 net locations for potential future drilling on our acreage position in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale based on spacing varying from 75 acres to 40 acres. In 2016, we plan to spud approximately 52 net wells and complete approximately 55 net wells on our existing Eagle Ford Shale acreage. We have an inventory of up to approximately 200 net oil weighted locations in our TMS area. Our knowledge about the basin’s potential will be enhanced by continued delineation and development drilling in the TMS by us and other operators.

•

Experienced management and strong technical team.  Our team is comprised of individuals with a long history in the oil and natural gas business, and a number of our key executives have prior experience as members of public company management teams. Furthermore, members of the Sanchez Group have a 40‑plus year operating history in the basins in which we operate, providing us with extensive knowledge of the basins and the ability to leverage longstanding relationships with mineral owners. Through SOG, we have access to an experienced staff of oil and natural gas professionals including geophysicists, geologists, drilling and completion engineers, production and reservoir engineers and technical support staff. This technical team is large enough to support our growth into a significantly larger company relative to our current size. SOG’s technical team has significant experience and expertise in applying the most sophisticated technologies used in conventional and unconventional resource style plays including 3‑D seismic interpretation capabilities, horizontal drilling, comprehensive multi‑stage hydraulic fracture stimulation programs and other exploration, production and processing technologies. We believe this technical expertise is integral to successful exploitation of our assets, including defining new core producing areas in emerging plays.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 200,000 net leasehold acres with an average working interest of approximately 93%. Using approximately 40 acre well‑spacing for our Cotulla and Palmetto areas, approximately 60 acre well‑spacing for our Marquis area, and approximately 75 acre well‑spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be over 3,100 potential gross (2,900 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi‑stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2016, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In our Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We anticipate drilling, completion and facilities costs on our acreage to be between $3.3 million and $3.6 million per well based on our current estimates and historical well costs. Current Estimated Ultimate Recovery (“EUR”) per well in Catarina is expected to range between 400 mboe and 1,200 mboe. We have identified between 1,300 and 1,650 gross and net locations for potential future drilling on our Catarina acreage. For the year 2016, we plan to spend $130 ‑ $150 million to spud 35 and complete 36 net wells in our Catarina area.

In our Marquis area, we have approximately 59,500 net acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $4.0 million and $5.0 million per well based on our current estimates and historical well costs. Current EUR per well in Marquis is expected to range between 275 mboe and 375 mboe. We have identified up to 387 gross and net locations based on 60 acre well‑spacing for potential future drilling on our Marquis acreage. For the year 2016, we do not have any capital budgeted to spend on drilling and completions in our Marquis area.

In our Cotulla area, we have approximately 35,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 85%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $4.0 million per well based on our current estimates and historical well costs. Current EUR per well in Cotulla is expected to range between 300 mboe and 400 mboe. We have identified up to 995 gross (910 net) locations based on 40 acre well‑spacing for potential future drilling on our Cotulla area. For the year 2016, we plan to spend $40 ‑ $50 million to spud three net wells and complete 15 net wells in our Cotulla area.

In our Palmetto area, we have approximately 8,500 net acres in Gonzales County, Texas with an average working interest of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 and $6.0 million per well based on our current estimates and historical well costs. Current EUR per well in Palmetto is expected to range between 500 mboe and 600 mboe. We have identified up to 317 gross (153 net) locations based on 40 acre well‑spacing for potential future drilling in our Palmetto area. For the year 2016, we plan to spend $10 ‑ $20 million to spud two net wells and complete four net wells in our Palmetto area.

Tuscaloosa Marine Shale

In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock. In connection with the TMS Transaction, we established an AMI in the TMS with SR, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. As of December 31, 2015, the AMI held rights to approximately 135,000 (95,000 net) acres, of which we owned approximately 62,000 net acres.

Total consideration for the transactions consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. The total cash consideration provided to SR, an affiliate of the Company, was $14.4 million, before consideration of any well carries. The acquisitions were accounted for as the purchase of assets at cost at the acquisition date. We also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI (the “Initial Well Carry”) with an option to drill an additional 6 gross (3 net) TMS wells (“Additional Wells”) within the AMI. In August 2015, after completing the Initial Well Carry, the Company signed an agreement with SR whereby the Company paid SR approximately $8 million in lieu of drilling the remaining two Additional Wells (the “Buyout Agreement”). The Buyout Agreement stipulates that SN has earned full rights to all acreage stated in the TMS Transaction and effectively terminates any future well carry commitments.

Well results in the TMS remain strong although development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential and still has significant upside as changes in technology, commodity prices, and service prices occur. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de‑risk the play.

Oil and Natural Gas Reserves and Production

Internal Controls

Our estimated reserves at December 31, 2015 were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers. We expect to continue to have our reserve estimates prepared semi‑annually by our independent third‑party reserve engineers. Our internal professional staff works closely with Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, we provide Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves.

Technology Used to Establish Reserves

Under the rules of the Securities and Exchange Commission (the “SEC”), proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

Independent Reserve Engineers.  Ryder Scott is an independent oil and natural gas consulting firm. No director, officer or key employee of Ryder Scott has any financial ownership in any member of the Sanchez Group or us. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Ryder Scott has not performed other work for SOG, Sanchez Energy Partners I, LP (“SEP I”)

or us that would affect its objectivity. The engineering information presented in Ryder Scott’s report was overseen by Don P. Griffin, P.E. Mr. Griffin is an experienced reservoir engineer having been a practicing petroleum engineer since 1976. He has more than 30 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Electrical Engineering from Texas Tech University. Mr. Griffin is a Registered Professional Engineer in the State of Texas.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2015, based on a reserve report prepared by Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31, 2015
				Total
				Estimated
		Natural Gas		Proved
	Oil	Liquids	Natural Gas	Reserves	PV-10
	(mmbo)	(mmbbl)	(bcf)	(mmboe)(2)	(in millions)
Reserve Data (1):
Estimated proved reserves by project area:
Eagle Ford
Catarina	17.3	32.4	210.0	84.8	$294.7
Cotulla	17.8	1.4	8.2	20.5	199.7
Marquis	3.4	0.5	2.0	4.2	51.4
Palmetto	13.1	2.5	14.2	18.0	44.0
Total Eagle Ford	51.6	36.8	234.4	127.5	589.8
TMS	0.2	—	—	0.2	3.7
Total	51.8	36.8	234.4	127.7	$593.5
Standardized Measure (in millions) (1)(3)					$593.5

Estimated proved developed reserves by project area:
Eagle Ford
Catarina	11.0	19.1	123.9	50.8	$275.5
Cotulla	6.6	1.0	5.8	8.5	115.2
Marquis	3.1	0.5	2.0	3.9	51.8
Palmetto	0.8	0.2	1.3	1.2	19.4
Total Eagle Ford	21.5	20.8	133.0	64.4	461.9
TMS	0.2	—	—	0.2	3.6
Total	21.7	20.8	133.0	64.6	$465.5

Estimated proved undeveloped reserves by project area:
Eagle Ford
Catarina	6.3	13.3	86.1	33.9	$19.2
Cotulla	11.2	0.4	2.4	12.0	84.5
Marquis	0.3	—	0.1	0.3	(0.4)
Palmetto	12.3	2.3	13.0	16.7	24.7
Total Eagle Ford	30.1	16.0	101.6	62.9	128.0
TMS	—	—	—	—	—
Total	30.1	16.0	101.6	62.9	$128.0

(1)Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The unweighted arithmetic average first‑day‑of‑the‑month prices for the prior twelve months were $50.28/bo for oil, $19.90/bbl for NGLs and $2.58/mmbtu for natural gas at December 31, 2015. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. For the year ended December 31, 2015, the average realized prices for oil, NGLs and natural gas were $42.98 per bo, $11.99 per bbl and $2.63 per mcf, respectively. For a description of our commodity derivative contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Operating Expenses—Commodity Derivative Transactions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments.”

(2)  One boe is equal to six mcf of natural gas or one bo of oil or NGLs based on a rough energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(3)  Standardized measure is calculated in accordance with Accounting Standards Codification (“ASC”), Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see “Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)” included in “Item 8. Financial Statements and Supplementary Data.”

The data in the table above represents estimates only. Oil, NGLs and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil, NGLs and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil, NGLs and natural gas that are ultimately recovered. For a discussion of risks associated with reserve estimates, please read “Item 1A. Risk Factors—Our estimated reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.”

Future prices realized for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The standardized measure amounts shown above should not be construed as the current market value of our estimated oil and natural gas reserves. The 10% discount factor used to calculate standardized measure, which is required by Financial Accounting Standard Board (“FASB”) pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves (“PUD”) at December 31, 2015 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs were substantially funded from capital contributions, cash flow from operations and the issuance of debt and equity securities. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions and extensions in the next five years from our cash on hand combined with cash flow from operations and utilization of available borrowing capacity under our credit facility.

At a pace of approximately 30 wells per rig per year, our current PUD drilling locations will all be developed within the next five years by running an average gross rig count of two rigs. As of December 31, 2015, we are running two active rigs and have an approved annual budget that allows for approximately two rigs to be run through 2016. For a more detailed discussion of our liquidity position, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of December 31, 2015, we identified 218 gross (159 net) PUD drilling locations which we anticipate drilling within the next five years. The table below details the activity in our PUD locations from December 31, 2014 to December 31, 2015:

			Net
		Net Natural	Natural	Net
	Net Oil	Gas Liquids	Gas	Volume
	(mbbl)	(mbbl)	(mmcf)	(mboe)
PUDs as of December 31, 2014	37,074	16,730	99,110	70,322
Revisions of previous estimates
Revisions due to price change	(11,937)	(3,538)	(19,968)	(18,802)
Technical revisions	1,431	3,397	23,302	8,712
Extensions and discoveries	8,796	5,440	35,226	20,107
Purchases	—	—	—	—
Divestitures	—	—	—	—
Conversion to proved developed reserves during the year	(5,316)	(6,034)	(36,106)	(17,368)
PUDs as of December 31, 2015	30,048	15,995	101,564	62,971

We note that our proved reserve volumes contained in our reserve report include PUD locations that have a negative present value when discounted at 10%. There are a total of 93 such locations representing total net volumes of 29.3 mmboe in our reserve report as of December 31, 2015. Despite the negative present value associated with these locations, management considers these locations economical on an undiscounted basis, and as such, is committed to developing these locations within the next five years. Excluding acquisitions, we expect to make capital expenditures related to drilling and completion of wells of approximately $220 to $230 million during the year ending December 31, 2016. We plan to spend approximately 50% to 52% of these capital expenditures on development of PUDs in 2016. Technical revisions of PUD estimates are a result of changes in forecasted performance. There are net positive changes on our PUD forecasts driven by better performance on our Catarina asset. As a result of price change, approximately 89 PUD locations were removed. The total PUD volumes impacted by price changes are 18,802 mboe as a result of the locations that were removed from our Catarina, Marquis, and Wycross assets.

For more information about our historical costs associated with the development of proved undeveloped reserves, please read “Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)” included in “Item 8. Financial Statements and Supplementary Data.”

Reconciliation of PV‑10 to Standardized Measure

PV‑10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). PV‑10 is a computation of the Standardized Measure on a pre‑tax basis. PV‑10 is equal to the Standardized Measure at the applicable date, before deducting future income taxes, discounted at 10%. We believe that the presentation of PV‑10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV‑10, however, is not a substitute for the Standardized Measure. Our PV‑10 measure and the Standardized Measure do not purport to present the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of PV‑10 to the Standardized Measure at December 31, 2015 for our proved reserves (in millions):

Proved
Reserves

PV-10	$593.5
Present value of future income taxes discounted at 10%	—
Standardized Measure (1)	$593.5

(1)Standardized measure is calculated in accordance with ASC Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see “Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)” included in “Item 8. Financial Statements and Supplementary Data.”

Production, Revenues and Price History

The following table sets forth information regarding combined net production of oil, NGLs, and natural gas and certain price and cost information attributable to our properties for each of the periods presented:

	Year Ended December 31,

	2015	2014	2013
Production:
Oil - mbo
Catarina	3,209.9	846.7	—
Marquis	1,447.8	1,910.4	724.5
Cotulla	1,832.4	1,868.1	1,098.3
Palmetto	606.0	1,422.6	1,085.6
Other	68.6	31.8	0.2
Total	7,164.7	6,079.6	2,908.6
Natural gas liquids - mbbl
Catarina	5,065.6	1,579.5	—
Marquis	217.6	251.2	63.8
Cotulla	332.2	485.7	204.5
Palmetto	138.7	273.7	186.7
Other	—	—	—
Total	5,754.1	2,590.1	455.0
Natural gas - mmcf
Catarina	33,775.4	9,244.2	—
Marquis	901.4	974.4	383.7
Cotulla	2,117.2	3,066.6	1,402.1
Palmetto	773.5	1,542.3	1,234.4
Other	26.6	—	28.3
Total	37,594.1	14,827.5	3,048.5
Net production volumes:
Total oil equivalent (mboe)	19,184.4	11,141.0	3,871.6
Average daily production (boe/d)	52,560.1	30,523.2	10,607.1
Average Sales Price (1):
Oil ($ per bo)	$42.98	$88.64	$99.82
Natural gas liquids ($ per bbl)	$11.99	$25.86	$28.60
Natural gas ($ per mcf)	$2.63	$4.06	$3.64
Oil equivalent ($ per boe)	$24.80	$59.79	$81.21
Average unit costs per boe:
Oil and natural gas production expenses	$8.16	$8.40	$9.21
Production and ad valorem taxes	$1.40	$3.39	$4.47
General and administrative (2)(3)	$2.89	$4.40	$6.73
Depreciation, depletion, amortization and accretion	$17.96	$30.35	$34.82
Impairment of oil and natural gas properties	$71.15	$19.19	$—

(1)Excludes the impact of derivative instruments.

(2)For the years ended December 31, 2015, 2014 and 2013, general and administrative excludes non-cash stock-based compensation expense of approximately $14.8 million ($0.77 per boe), $12.8 million ($1.15 per boe), and $17.8 million ($4.58 per boe), respectively.

(3)For the years ended December 31, 2015, 2014 and 2013, general and administrative excludes acquisition and divestiture costs included in general and administrative expense of $3.8 million ($0.20 per boe), $1.8 million ($0.16 per boe), and $4.1 million ($1.07 per boe), respectively.

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2015, 15 gross wells were in various stages of completion.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	128.0	108.0	115.0	82.0	84.0	59.5
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	8.0	8.0	6.0	5.5	4.0	3.1
Dry	—	—	—	—	—	—
Total wells:
Productive	136.0	116.0	121.0	87.5	88.0	62.6
Dry	—	—	—	—	—	—

The following table sets forth information at December 31, 2015 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas
	Gross	Net	Gross	Net
Operated by us	210.0	172.0	295.0	292.7
Non-operated	115.0	39.6	1.0	0.3
Total	325.0	211.6	296.0	293.0

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary. As of December 31, 2015, 71% of our acreage was held by production.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Catarina	22,125	22,125	83,926	83,926
Cotulla	5,840	5,144	52,040	45,840
Marquis	4,140	4,140	30,033	30,033
Palmetto	3,160	1,525	14,424	6,960
Total Eagle Ford	35,265	32,934	180,423	166,759
TMS	1,000	652	94,057	61,281
Total	36,265	33,586	274,480	228,040

As of December 31, 2015, approximately 71% of our acreage was held by production. We have leases that were not held by production representing 15,383 net acres (11,137 of which were in the Eagle Ford Shale) expiring in 2016, 15,522 net acres (12,249 of which were in the Eagle Ford Shale) expiring in 2017, and 44,355 net acres (9,192 of which were in the Eagle Ford Shale) expiring in 2018 and beyond. We anticipate that our current and future drilling plans along with selected lease extensions will address the majority of our leases expiring in the Eagle Ford Shale in 2016 and beyond. In addition to these lease expirations, we also have a continuous development obligation in our Catarina area that requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120 day period in order to maintain rights to any future undeveloped acreage.

Delivery Commitments

We have made commitments to certain purchasers to deliver a portion of our natural gas production from our Cotulla and Catarina areas.

The total amount contracted to be delivered in our Cotulla area is approximately 18 bcf of natural gas through 2021. The price for these deliveries is set at the time of delivery of the product. We have more production capacity than the amounts committed and none of the commitments in any given year are material.

In our Catarina area, we have contracts with three processing facilities to deliver a portion of our natural gas production. The total amount contracted to be delivered in our Catarina area is approximately 356 bcf of natural gas with contracts expiring in 2016, 2020 and 2021. During 2015, we recorded expenses related to deficiencies on delivery commitments. These amounts were recorded to oil and natural gas production expenses in our consolidated statement of operations and were not considered material to the financial statement line item or to the consolidated financial statements as a whole. We do not expect to have additional expenses in 2016 related to deficiencies on our delivery commitments.

Also in our Catarina area, we have one contract to deliver a portion of our oil production. The total amount contracted to be delivered in our Catarina area is approximately 19 MMBbls of oil expiring in 2020. We do not expect to have additional expenses in 2016 related to deficiencies on our delivery commitments.

Operations

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our Eagle Ford properties range from 20.9% to 30.5%, resulting in a net revenue interest to us ranging from 69.5% to 79.1%.

Marketing and Major Customers

For the year ended December 31, 2015, purchases by two of our customers accounted for 38% and 14%, respectively, of our total revenues. The two customers purchased oil, NGLs and natural gas production from us pursuant to existing marketing agreements with terms that are currently on “evergreen” status and renew on a month‑to‑month basis until either party gives 30‑day advance written notice of non‑renewal.

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

Hedging Activities

We enter into commodity derivative contracts with unaffiliated third parties to achieve more predictable cash flows and to reduce our exposure to short‑term fluctuations in oil and natural gas prices. For a more detailed discussion of our hedging activities, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Costs and Operating Expenses—Commodity Derivative Transactions,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Competition

We operate in a highly competitive environment for leasing and acquiring properties and in securing trained personnel. Our competitors specifically include major and independent oil and natural gas companies that operate in our project areas. These competitors include, but are not limited to, Carrizo Oil & Gas, Inc., Chesapeake Energy Corporation, EOG Resources, Inc., Marathon Oil Corporation, and Noble Energy, Inc. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

We are also affected by the competition for and the availability of equipment, including drilling rigs and completion equipment. We are unable to predict when, or if, shortages of such equipment may occur or how they would affect our development and exploitation programs.

Title to Properties

Prior to completing an acquisition of producing oil and natural gas properties, we perform title reviews on significant leases, and depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, title examinations have been obtained on a significant portion of our properties. After an acquisition, we review the assignments from the seller for scrivener’s and other errors and execute and record corrective assignments as necessary.

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

We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or materially interfere with our use of these properties in the operation of our business. In addition, we believe that we have obtained sufficient rights‑of‑way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this Annual Report on Form 10‑K.

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

Environmental Matters and Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous governmental agencies, such as the Environmental Protection Agency (the "EPA") and the Texas Railroad Commission ("Commission"), issue regulations, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling, production and transportation activities; (iii) govern the sourcing and disposal of water used in the drilling and completion process; (iv) limit or prohibit drilling or injection activities on certain lands lying within wilderness, wetlands, seismically active areas, and other protected areas; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (vi) result in the suspension or revocation of necessary permits, licenses and authorizations; (vii) impose substantial liabilities for pollution resulting from drilling and production operations; and (viii) require that additional pollution controls be installed. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of our operations. Furthermore, liability under such laws and regulations is strict (i.e., no showing of “fault” is required) and can be joint and several.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, The U.S. Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on our operating costs.

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. Moreover, accidental releases or spills may occur in the course of our operations, and we could incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this situation will continue in the future.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release, deemed "responsible parties," of a "hazardous substance" into the environment. These persons include the current owner or operator of the site where the release occurred, past owners or operators at the time a hazardous substance was released at the site, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances, and despite the "petroleum exclusion" of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA's less stringent solid waste provisions, state laws or other federal laws. It is possible, however, that certain oil and natural gas exploration, development and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in The U.S. Congress to re-categorize certain oil and natural gas exploration and production wastes as "hazardous wastes." Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

Furthermore, the EPA is examining regulatory requirements for “indirect dischargers” of wastewater – i.e., those that send their discharges to private or publicly owned treatment facilities, which treat the wastewater before discharging it to regulated waters. On April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to publicly owned treatment works (“POTWs”). The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to POTWs. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

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

Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure, or SPCC, plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The OPA amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. The OPA is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs, as well as prepare Facility Response Plans for responding to a worst case discharge of oil into waters of the United States. Under the OPA, strict and joint and several liability may be imposed on "responsible parties" for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A "responsible party" includes the owner or operator of an onshore facility. These laws and any implementing regulations may impose substantial potential liability for the costs of removal, remediation and damages. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and the underground injection of fluids and are required to develop and implement SPCC plans, in connection with on-site storage of significant quantities of oil. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms.

It is customary to recover oil and natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate oil and natural gas production. The protection of groundwater quality is extremely important to us. We believe that we follow all state and federal regulations and apply industry standard practices for groundwater protection in our operations. These measures are subject to close supervision by state and federal regulators. Our policy and practice is to follow all applicable guidelines and regulations in the areas where we conduct hydraulic fracturing. Accordingly, we set surface casing strings below the deepest usable quality fresh water zones and cement them back to the surface in accordance with applicable regulations, potential lease requirements and other legal requirements to ensure protection of existing fresh water zones. Also, prior to commencing drilling operations for the production portion of the hole, the surface casing strings are pressure tested to ensure mechanical integrity.

The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, Program.  Hydraulic fracturing is generally exempt from regulation under the UIC Program, and thus the hydraulic fracturing process is typically regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas, Mississippi, and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned guidance. Furthermore, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of The U.S. Congress.

On May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

In addition, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. The rule took effect on June 24, 2015, although it is the subject of several pending lawsuits filed by industry groups and at least four states, alleging that federal law does not give the BLM authority to regulate hydraulic fracturing. On September 30, 2015, the United States District Court for Wyoming issued a preliminary injunction preventing BLM from implementing the rule nationwide. This order has been appealed to the Tenth Circuit Court of Appeals.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. For example, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing.

These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells under the SDWA or other regulatory mechanism. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, in December 2011, the Commission adopted rules and regulations requiring that hydraulic fracturing well operators disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, to state regulators and the public. Also, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal sites.

These or any other new laws or regulations that significantly restrict hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells could make it more difficult or costly for us to drill and produce from conventional and tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings. If hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if federal or state legislation governing hydraulic fracturing is enacted into law.

Air Emissions

The federal Clean Air Act, as amended, or the CAA, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. On August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The rule includes NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in Volatile Organic Compounds (“VOCs”) emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSPS. Further, on July 31, 2015, the EPA finalized two updates to the NSPS to address the definition of low-pressure wells and references to tanks that are connected to one another (referred to as connected in parallel). In addition, on September 18, 2015, the EPA published a suite of proposed rules to reduce methane and VOC emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules. The public comment period closed on December 4, 2015.

Also, on January 22, 2016, the BLM announced a proposed rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The proposed rule would require operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule would also clarify when operators owe the government royalties for flared gas.

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

Climate Change

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA. The motor vehicle rule, which became effective in July 2010, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (the "Tailoring Rule") in May 2010, and it became effective in January 2011. The Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the CAA. On June 23, 2014, in Utility Air Regulatory Group v. EPA ("UARG v. EPA"), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memorandums providing initial guidance on GHG permitting requirements in response to the Court's decision in UARG v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted "no action assurance" indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the GHG reporting rule to add the reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines.

In addition, the EPA has continued to adopt GHG regulations of other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals.

In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Furthermore, some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources. Although the U.S. Congress has not adopted comprehensive GHG legislation at this time, it may do so in the future, and many states continue to pursue regulations to reduce GHG emissions.

Furthermore, in December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and natural gas industry. The adoption of any legislation or regulations that otherwise limit emissions of GHGs from our equipment and operations, could require us to incur increased operating costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby adversely affect demand for the oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Legislation continues to be introduced in The U.S. Congress, and the development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, we do not believe that compliance with these laws will have a material adverse impact on us.

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

In 2008, FERC took additional steps to enhance its market oversight and monitoring of the natural gas industry. Order No. 704, as clarified in orders on rehearing, requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit an annual report to FERC describing their wholesale physical natural gas transactions that use an index or that contribute to or may contribute to the formation of a gas index. The FERC also contemplated expanding the industry's reporting requirements. On November 15, 2012, the FERC issued a Notice of Inquiry seeking comments whether requiring quarterly reporting of every gas transaction within the FERC's jurisdiction that entails physical delivery for the next day or the next month would provide useful information for improving natural gas market transparency.  The FERC ultimately determined that imposing a quarterly reporting requirement is not necessary at this time and exercised its discretion to terminate the Notice of Inquiry on November 17, 2015.

Although natural gas prices are currently unregulated, The U.S. Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by The U.S. Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of our properties. Sales of condensate and NGLs are not currently regulated and are made at market prices.

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

Employees

We currently do not have any employees. Pursuant to our Services Agreement with SOG (the “Services Agreement”), SOG performs services for us, including the operation of our properties. Please also read Note 9, “Related Party Transactions.” As of December 31, 2015, SOG had approximately 200 employees, including 25 engineers, 11 geoscientists and 16 land professionals. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that SOG’s relations with its employees are satisfactory.

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

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any documents filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SN.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make available on our website at http://www.sanchezenergycorp.com all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.

Item 1A.  Risk Factors

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10‑K, including the financial statements and the related notes appearing at the end of this Annual Report on Form 10‑K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10‑K, actually occurs, our business, business prospects, financial condition, results of operations or cash flows could be materially adversely affected. The risks below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us. This Annual Report on Form 10‑K also contains forward‑looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of specific factors, including the risks described below.

Risks Related to Our Business

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any discoveries or additions to our future production or reserves. Any material inaccuracies in estimated reserves, estimated drilling costs or underlying assumptions will materially affect our business.

Exploring for and developing oil and natural gas reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of an oil or natural gas well does not ensure a profit on investment. A variety of factors, both geological and market‑related, can cause a well to become uneconomic or only marginally economic. Our initial drilling locations, and any potential additional locations that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and would be forced to modify our plan of operation.

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

If these assumptions prove to be incorrect, our estimates of our reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. For example, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2015 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $200.7 million, from approximately $593.5 million to approximately $392.8 million.

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

Developing and producing oil, natural gas and NGLs are costly and high‑risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

The cost of developing, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomical if we drill dry holes or wells that are productive but do not produce as much oil, natural gas and NGLs as we had estimated. In addition, our use of 2D and 3D seismic data and visualization techniques to identify subsurface structures and hydrocarbon indicators do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures and requires greater pre‑drilling expenditures than traditional drilling strategies. Furthermore, our development and production operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor or other services;

•	composition of sour gas, including sulfur and mercaptan content;

•	unexpected operational events and conditions;

•	reductions in oil, natural gas and NGL prices;

•	increases in severance taxes;

•	adverse weather conditions and natural disasters;

•	facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour gas;

•	title problems;

•	pipe or cement failures, casing collapses or other downhole failures;

•	compliance with ever‑changing environmental and other governmental requirements;

•	environmental hazards, such as natural gas leaks, oil, natural gas and NGL spills, salt water spills, pipeline ruptures, discharges of toxic gases or other releases of hazardous substances;

•	lost or damaged oilfield development and service tools;

•	unusual or unexpected geological formations and pressure or irregularities in formations;

•	loss of drilling fluid circulation;

•	fires, blowouts, surface craterings and explosions;

•	uncontrollable flows of oil, natural gas, NGL or well fluids;

•	loss of leases due to incorrect payment of royalties;

•	limited availability of financing at acceptable rates; and

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

We routinely apply hydraulic fracturing techniques in many of our drilling and completion operations. Hydraulic fracturing has recently become subject to increased public scrutiny and recent changes in federal and state law, as well as proposed legislative changes, could significantly restrict the use of hydraulic fracturing. Such laws could make it more difficult or costly for us to perform fracturing to stimulate production from dense subsurface rock formations and, in the event of local prohibitions against commercial production of natural gas, may preclude our ability to drill wells. In addition, such laws could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. If hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA or other federal agencies, our fracturing activities could become subject to additional permitting requirements and result in permitting delays, financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, as well as potential increases in costs. Please read “—Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays” and “Item 1. Business—Environmental Matters and Regulation—Water and Other Water Discharges and Spills.”

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

Our acquisition, development and production operations require us to make substantial capital expenditures. Although we expect to fund our capital expenditure budget for 2016 using cash flow from operations and cash on hand, if our cash flow from operations turns out to be less than we currently expect and we are required, but are unable, to fund our remaining capital budget from other sources, such as borrowings under our credit facility and/or the issuance of debt or equity securities, our failure to obtain the funds that we need could have a material adverse effect on our business, financial condition and results of operations.

The oil and natural gas industry in which we operate is capital intensive and we must make substantial capital expenditures in our business for the acquisition, development and production of oil, natural gas and NGL reserves. Our cash on hand, cash flows from operations, ability to borrow and access to capital markets are subject to a number of variables, many of which are beyond our control, including:

•	our estimated proved oil, natural gas and NGL reserves;

•	the amount of oil, natural gas and NGLs we produce;

•	the prices at which we sell our production;

•	the results of our hedging strategy;

•	the costs of developing, producing, and transporting our oil, natural gas and NGL assets, including costs attributable to governmental regulation and taxation;

•	our ability to acquire, locate and produce new reserves;

•	fluctuations in our working capital needs;

•	interest payments, debt service and dividend payment requirements;

•	prevailing economic and capital markets conditions, especially for oil and gas companies;

•	our financial condition; and

•	the ability and willingness of banks and other lenders to lend to us.

Continued decreases in our revenues or the borrowing base under our revolving credit facility as a result of lower oil, NGL or natural gas prices, operating difficulties, declines in reserves or for any other reason, will adversely impact our ability to obtain the capital necessary to sustain our operations at current levels. In addition, we may be unable to access the capital markets for debt or equity financing. If we are unsuccessful in obtaining the funds we need to fund our capital budget, we will be forced to reduce our capital expenditures, which in turn could lead to a decline in our production, revenues and our reserves, and could adversely affect our business, financial condition and results of operations.

Market conditions for oil, natural gas and NGLs, and particularly the recent declines in prices for these commodities, have, and are expected to continue to adversely affect our revenue, cash flows, profitability and growth.

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

•	actions of OPEC and other state‑controlled oil companies relating to oil price and production controls;

•	the effect of increasing liquefied natural gas and exports from the United States;

•	the impact of the U.S. dollar exchange rates on oil, natural gas and NGL prices;

•	technological advances affecting energy supply and energy consumption;

•	domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;

•	the impact of energy conservation efforts;

•	the proximity, capacity, cost and availability of oil, natural gas and NGL pipelines and other transportation facilities;

•	the availability of refining capacity; and

•	the price and availability of alternative fuels.

In the past, oil, natural gas and NGL prices have been extremely volatile, and we expect this volatility to continue. Beginning in the latter part of 2014, oil prices declined precipitously, and continued to decline throughout 2015 as well as the start of 2016.  The West Texas Intermediate posted price used to calculate the full cost ceiling in accordance with SEC rules declined from a high of $105.34 per bo on July 1, 2014 to $69.00 per bo on December 1, 2014, and $41.85 per bo on December 31, 2015. Such volatility has negatively affected the amount of our net estimated proved reserves and has negatively affected the standardized measure of discounted future net cash flows of our net estimated proved reserves. We recorded a full cost ceiling test impairment before income taxes of $213.8 million for the year ended December 31, 2014, and we recorded a full cost ceiling impairment test impairment after income taxes of $1,365 million for the year ended December 31, 2015. The impact of lower commodity prices adversely affecting proved reserve values primarily contributed to the ceiling impairment. Changes in production rates, prices, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. Given the current trend in commodity prices, the Company expects a continued decline in the 12‑month average commodity prices, and therefore, additional impairments could be recorded during 2016.

In addition, our revenue, profitability and cash flow depend upon the prices of and demand for oil, natural gas and NGL reserves, and a sustained drop in prices has significantly and is expected to continue to affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

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

As of February 26, 2016, we have commodity derivative contracts in place covering approximately 70% of the mid‑point of our estimated oil and natural gas production for 2016.  The contracts consist of swaps and put spreads covering crude oil and natural gas production. In the future, we expect to continue to enter into commodity derivative contracts for a portion of our estimated production, which could result in net gains or losses on commodity derivatives. Our hedging strategy and future hedging transactions will be determined by our management, which is not under any obligation to enter into commodity derivative contracts covering any specific portion of our production.

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

Lower oil, natural gas and NGL prices have caused us to record ceiling limitation impairments, reducing our earnings and our stockholders’ equity and further declines in commodity prices may cause us to record further impairments, which would reduce our earnings and stockholders’ equity.

We use the full‑cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil, natural gas and NGL properties, including unproved and unevaluated property costs. Under full cost accounting rules, the net capitalized cost of oil, natural gas and NGL properties may not exceed a “ceiling limit” that is based upon the present value of estimated future net revenues from net proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties and other adjustments as required by SEC rules. If net capitalized costs of oil, natural gas and NGL properties exceed the ceiling limit, we must charge the amount of the excess to earnings, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. This is called a “ceiling limitation impairment.” The risk that we will experience a ceiling limitation impairment increases when oil, natural gas or NGL prices are depressed as in the current environment, if we have substantial downward revisions in estimated net proved reserves or if estimates of future development costs increase significantly. Based upon current price trends we could experience ceiling limitation impairments in future periods.

Given the decline in commodity prices throughout 2015, in each of the first three quarters of 2015, the net book value of our oil and natural gas properties exceeded our ceiling amount using the WTI unweighted 12‑month average price adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead, resulting in a total write‑down of our oil and natural gas properties of $1,365 million after income taxes. As ceiling test computations depend upon the calculated unweighted arithmetic average prices, it is difficult to predict the likelihood, timing and magnitude of any future impairments. However, given the current trend in commodity prices, the Company expects a continued decline in 12‑month average commodity prices, and, therefore, additional impairments could be recorded during 2016. A ceiling test write down would negatively affect our results of operations.

Costs associated with unevaluated properties are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions, as approved by our board of directors and management, with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to amortization and the ceiling test limitation.

Lower oil and natural gas prices also reduces the amount of oil and natural gas that we can produce economically. Substantial and sustained decreases in oil and natural gas prices would render uneconomic a significant portion of our development and exploitation projects. This may result in our having to make downward adjustments to our estimated proved reserves. As a result, substantial and sustained declines in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

The Company’s derivative risk management activities could result in financial losses.

To mitigate the effect of commodity price volatility on the Company’s net cash provided by operating activities, support the Company’s annual capital budgeting and expenditure plans and reduce commodity price risk associated with certain capital projects, the Company’s strategy is to enter into derivative arrangements covering a portion of its oil, NGL and natural gas production. These derivative arrangements are subject to mark‑to‑market accounting treatment, and the changes in fair market value of the contracts are reported in the Company’s statements of operations each quarter, which may result in significant non‑cash gains or losses. After the current hedges expire, there is significant uncertainty that we will be able to put new hedges in place that will provide us with the same benefit. These derivative contracts may also expose the Company to risk of financial loss in certain circumstances, including when:

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

Our stock price has been volatile. For example, during the year ended December 31, 2014, our stock price had a high closing price of $38.13 per share and for the year ended December 31, 2015 our stock price had a low closing price of $3.64 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including, but not limited to:

•	the price of oil, NGLs and natural gas;

•	the success of our exploration and development operations, and the marketing of any oil we produce;

•	regulatory developments in the United States;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the industries in which we compete and issuance of new or changed securities;

•	analysts’ reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	our issuance of any additional securities;

•	investor perception of our company and of the industry in which we compete; and

•	general economic, political and market conditions.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.

Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production in paying quantities is established during their primary terms or we obtain extensions of the leases. Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we do not know if our undeveloped leasehold acreage will ever be drilled or if we will be able to produce crude oil, natural gas or NGLs from these or any other potential drilling locations. If our leases expire and we do not have them held by production, we will lose our right to develop the related properties on this acreage. As of December 31, 2015,  approximately 71% of our acreage was held by production. We have leases that were not held by production representing 15,383 net acres (11,137 of which were in the Eagle Ford Shale) expiring in 2016,  15,522 net acres (12,249 of which were in the Eagle Ford Shale) expiring in 2017, and 44,355 net acres (9,192 of which were in the Eagle Ford Shale) expiring in 2018 and beyond. While we anticipate that our current and future drilling plans will address the majority of our leases expiring in the Eagle Ford Shale in 2016, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operation.

As a result of commodity prices, we have deferred development plans in the TMS to beyond 2016. As a result of the deferment of development in this area, we expect to have approximately 4,200 acres expire in 2016 in the TMS. There are currently no proved undeveloped reserves booked in the TMS. Changes to technology, prices, or commodity prices may cause us to alter our decision to defer development beyond 2016. In addition, we continue to believe that there is significant long term upside associated with the play and plan to review leasing and renewal opportunities throughout the year that may reduce the amount of acreage lost in the play.  See “Business and Properties—Properties—Developed and Undeveloped Acreage” for additional information.

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

Our current business focus is on the oil and natural gas industry in a limited number of properties, in the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Southwest Mississippi and Southeast Louisiana. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. For example, our Catarina assets, comprised of approximately 106,000 contiguous net acres in Dimmit, LaSalle and Webb Counties, Texas under the Catarina Lease (the “Catarina Lease”), represent approximately 66% of our proved reserves as of December 31, 2015, approximately 53% of our Eagle Ford acreage as of December 31, 2015 and, approximately 72% of our total production volumes for the year ended December 31, 2015. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. In particular, we may be disproportionately exposed to the impact of delays or interruptions of production from wells in which we have an interest that are caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from wells in the Eagle Ford Shale. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

We cannot control activities on properties that we do not operate and are unable to control their proper operation and profitability.

We do not operate all of the properties in which we own an ownership interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these non‑operated properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production, revenues and reserves. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including:

•	the nature and timing of the operator’s drilling and other activities;

•	the timing and amount of required capital expenditures;

•	the operator’s geological and engineering expertise and financial resources;

•	the approval of other participants in drilling wells; and

•	the operator’s selection of suitable technology.

Our ability to produce oil and natural gas could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.

Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Also, the underground injection of fluids is subject to permitting and other requirements under state laws and regulation. Public concerns regarding the potential impacts to groundwater and induced seismic activity have resulted in new proposed requirements related to the underground injection and disposal of fluids. See “Environmental Matters and Regulation – Water and Other Water Discharges and Spills.”

Furthermore, the EPA is examining regulatory requirements for “indirect dischargers” of wastewater – i.e., those that send their discharges to private or publicly owned treatment facilities, which treat the wastewater before discharging it to regulated waters. On April 7, 2015, the EPA published a proposed rule establishing federal pre-treatment standards for wastewater discharged from onshore unconventional oil and gas extraction facilities to POTWs. The EPA asserts that wastewater from such facilities can be generated in large quantities and can contain constituents that may disrupt POTW operations and/or be discharged, untreated, from the POTW to receiving waters. If adopted, the new pre-treatment rule would require unconventional oil and gas facilities to pre-treat wastewater before transferring it to POTWs. The public comment period ended on July 17, 2015, and the EPA is expected to publish a final rule by August 2016. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater.  The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

Compliance with environmental regulations and permit requirements governing the underground injection of fluids and the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

We may lose our rights to the Sanchez Group’s technological database, including its 3D and 2D seismic data, under certain circumstances.

Pursuant to the Services Agreement, we have access to the unrestricted, proprietary portions of the technological database owned and maintained by the Sanchez Group and related to our properties, and SOG is otherwise required to interpret and use the database, to the extent relating to our properties, for our benefit under the Services Agreement. For a description of the Services Agreement see Note 9, “Related Party Transactions” in the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K. This database includes the 2D and 3D seismic data used for our exploration and development projects as well as the well logs, LAS files, scanned well documents and other well documents and software that are necessary for our daily operations. This information is critical for the operation and expansion of our business. Under certain circumstances, including if SOG provides at least 180 days’ advance written notice of its desire to terminate the Services

Agreement, the license agreement will terminate and we will lose our rights to this technological database unless members of the Sanchez Group permit us to retain some or all of these rights, which they may decline to do in their sole discretion. In such event, we are unlikely to be able to obtain rights to similar information under substantially similar commercial terms or to continue our business operations as proposed and our liquidity, business, financial condition and results of operations will be materially and adversely affected and it could delay or prevent an acquisition of us.

Our use of 2D and 3D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2D and 3D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable geoscientists to know whether hydrocarbons are, in fact, present in those structures or the amount of hydrocarbons. We employ 3D seismic technology with respect to certain of our projects. The implementation and practical use of 3D seismic technology is relatively new, unproven and unconventional, which can lessen its effectiveness, at least in the near term, and increase our costs. In addition, the use of 3D seismic and other advanced technologies requires greater pre‑drilling expenditures than traditional drilling strategies, and we could incur greater drilling and exploration expenses as a result of such expenditures, which may result in a reduction in our returns. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

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

•	Any acquisition involves potential risks, including, among other things:

•

mistaken assumptions about estimated proved reserves, future production, revenues, capital expenditures, operating expenses and costs, including synergies, timing of expected development and the potential for expiration of underlying leaseholds;

•	an inability to successfully integrate the assets or businesses we acquire;

•	a decrease in our liquidity by using a significant portion of our cash and cash equivalents to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;

•	the diversion of management’s attention from other business concerns;

•	mistaken assumptions about the overall cost of equity or debt;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	facts and circumstances that could give rise to significant cash and certain non‑cash charges; and

•	customer or key employee losses at the acquired businesses.

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

Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data and other information, the results of which are often inconclusive and subject to various interpretations. Our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in‑depth review of the individual properties involved in each acquisition, given time constraints imposed by sellers. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

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

We have grown our business and our reserves through multiple significant acquisitions. Each of these acquisitions involves certain risks. The risks that we face associated with our acquisitions and integrating the assets acquired from these acquisitions into existing operations include:

•	our senior management’s attention being diverted from the management of daily operations to the integration of the acquired assets;

•	our incurring significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•	the acquired assets not performing as well as we anticipate; and

•	unexpected costs, delays and challenges that arise in integrating such assets into our existing operations.

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

In order to protect our exploration and development rights in the Catarina area, we are required to meet certain drilling and other requirements under the Catarina Lease. For example, the Catarina Lease currently requires us to drill 50 wells per year (measured from July to July). If we fail to meet the minimum drilling commitment under the terms of the Catarina Lease, we would forfeit our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, associated rights such as midstream assets). In addition, the Catarina Lease requires us to go no longer than 120 days without spudding a well, and, under the terms of the Catarina Lease, failure to do so would result in the forfeiture of our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, acreage upon which associated midstream assets are located). Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we cannot assure you that we will be able meet our obligations under the Catarina Lease. If the Catarina Lease expires, we will lose our right to develop the related properties on this acreage, which could adversely affect our business, financial condition and results of operations.

We adopted the Rights Plan, which though it was designed to preserve the value of our NOLs, may discourage the acquisition and sale of large blocks of our common stock and may result in significant dilution for certain stockholders.

On July 28, 2015, the Company entered into a net operating loss carryforwards (“NOLs”) rights plan (the “Rights Plan”) designed to preserve stockholder value and the value of our NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of our board of directors. The Rights Plan may discourage existing 5% common stockholders from selling their interest in a single block, which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our common stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our common stock.

If we were to experience an ownership change, we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income.

As of December 31, 2015, we had NOLs of $765.9 million. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre‑change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long‑term tax‑exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three‑year period.

Our business could be negatively impacted by security threats, including cyber-security threats, and other disruptions.

As an oil and natural gas producer, we face various security threats, including cyber-security threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cyber-security attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flows to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our credit facility and the indenture governing the Senior Notes (as defined in Note 5, “Long‑Term Debt”) contain restrictions on our ability to dispose of assets and our use of any of the proceeds. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations.

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

Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our credit facility. As of December 31, 2015, we had $1.75 billion of debt outstanding, all of which was attributable to our Senior Notes, and a borrowing base of $500 million (with an aggregate elected commitment amount of $300 million) under our credit facility for secured revolver borrowings. Our increased indebtedness could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We will be subject to interest rate risk in connection with borrowings under our credit facility, which bears interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under such facility, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any interest rate hedging arrangements with respect to our credit facility, nor are any contemplated in the future. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition and results of operations.

Restrictive covenants may adversely affect our operations.

Our credit facility and the indenture governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long‑term best interest, including our ability, among other things, to:

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

A breach of the covenants under the indentures governing the Senior Notes or under our credit facility could result in an event of default under the applicable indebtedness. An event of default may allow the creditors to accelerate the related debt and may result in an acceleration of any other debt that contains a cross‑acceleration or cross‑default provision. In addition, an event of default under our credit facility would permit the lenders under the facility to terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our credit facility could proceed against the collateral granted to them to secure that debt.

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

The present value of future net revenues from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil, natural gas and NGL reserves. We base the estimated discounted future net cash flows from our estimated proved reserves on the unweighted arithmetic average of the first‑day‑of‑the‑month prices for each month within the 12‑month period prior to the end of the reporting period and costs in effect as of the date of the estimate. However, actual future net cash flows from our oil, natural gas and NGL properties also will be affected by factors such as:

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

Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas and, to a lesser extent, oil production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, Program. However, hydraulic fracturing is generally exempt from regulation under the UIC Program, and thus the process is typically regulated by state agencies. Nevertheless, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC Program. On February 12, 2014, the EPA published revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas, Louisiana and Mississippi, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned guidance. Furthermore, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress.

On May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop and issue regulations under the Toxic Substances Control Act regarding the disclosure of information related to the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. The EPA plans to develop a Notice of Proposed Rulemaking by December 2016, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

Although not presently relevant to our business since we do not currently maintain acreage on federal or Indian lands, on March 26, 2015, the BLM published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. The rule took effect on June 24, 2015, although it is the subject of several pending lawsuits filed by industry groups and at least four states, alleging that federal law does not give the BLM authority to regulate hydraulic fracturing. On September 30, 2015, the United States District Court for Wyoming issued a preliminary injunction preventing BLM from implementing the rule nationwide. This order has been appealed to the Tenth Circuit Court of Appeals.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. For example, the EPA has commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health. In June 2015, the EPA released its draft assessment report for peer review and public comment, finding that, while there are certain mechanisms by which hydraulic fracturing activities could potentially impact drinking water resources, there is no evidence available showing that those mechanisms have led to widespread, systemic impacts. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing.

These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells under the SDWA or other regulatory mechanism. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, in December 2011, the

Commission adopted rules and regulations requiring that hydraulic fracturing well operators disclose the list of chemical ingredients subject to the requirements of Occupational Safety and Health Act, as amended, or OSHA, to state regulators and the public. Also, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal sites.

These or any other new laws or regulations that significantly restrict hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells could make it more difficult or costly for us to drill and produce from conventional or tight formations, increase our costs of compliance and doing business and make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings.

In addition, on August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of these requests for reconsideration. For example, in September 2013 and December 2014, the EPA amended its rules to extend compliance deadlines and to clarify the NSPS. Further, on July 31, 2015, the EPA finalized two updates to the NSPS to address the definition of low-pressure wells and references to tanks that are connected to one another (referred to as connected in parallel). In addition, on September 18, 2015, the EPA published a suite of proposed rules to reduce methane and VOC emissions from oil and gas industry, including new “downstream” requirements covering equipment in the natural gas transmission segment of the industry that was not regulated by the 2012 rules. The public comment period closed on December 4, 2015.

Also, on January 22, 2016, the BLM announced a proposed rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The proposed rule would require operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule would also clarify when operators owe the government royalties for flared gas.

Further federal, state and/or local laws governing hydraulic fracturing could result in additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our business, financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if additional federal, state and/or local laws are enacted.

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

Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition and results of operations. Please read “Item 1. Business—Environmental Matters and Regulation” for a description of the laws and regulations that affect us.

In addition, the operations of the third parties on whom we rely for gathering and transportation services are also subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third‑party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition and results of operations. Please read “Item 1. Business—Environmental Matters and Regulation” for a description of the laws and regulations that affect the third parties on whom we rely.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

On April 2, 2007, the U.S. Supreme Court ruled, in Massachusetts, et al. v. EPA, that the CAA definition of "pollutant" includes carbon dioxide and other GHGs and, therefore, the EPA has the authority to regulate carbon dioxide emissions from automobiles. Thereafter, on December 15, 2009, the EPA published its findings that GHG emissions present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In response to its endangerment finding, the EPA recently adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA. The motor vehicle rule, which became effective in July 2010, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the Tailoring Rule in May 2010, and it became effective in January 2011. The Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the CAA. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memorandums providing initial guidance on GHG permitting requirements in response to the Court's decision in Utility Air Regulatory Group v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted "no action assurance" indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the GHG reporting rule to add the reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines.

In addition, the EPA has continued to adopt GHG regulations of other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals.

In addition, the U.S. Congress has from time to time considered legislation to reduce the emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Furthermore, some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources. Although the U.S. Congress has not adopted comprehensive GHG legislation at this time, it may do so in the future, and many states continue to pursue regulations to reduce GHG emissions.

Furthermore, in December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of any legislation or regulations that otherwise limit emissions of GHGs from our equipment and operations could require us to incur increased operating costs, such as costs to monitor and report GHG emissions, purchase and operate emissions control systems to reduce emissions of GHGs associated with our operations, acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thus could adversely affect demand for the oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. Please read "Item 1. Business—Environmental Matters and Regulation."

Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.

We may incur significant delays, costs and liabilities as a result of stringent and complex environmental, health and safety requirements applicable to our oil and natural gas development and production operations. These laws and regulations may impose numerous obligations applicable to our operations, including that they may (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling, production and transportation activities; (iii) govern the sourcing and disposal of water used in the drilling and completion process; (iv) limit or prohibit drilling or injection activities on certain lands lying within wilderness, wetlands, seismically active areas, and other protected areas; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (vi) result in the suspension or revocation of necessary permits, licenses and authorizations; (vii) impose substantial liabilities for pollution resulting from drilling and production operations; and (viii) require that additional pollution controls be installed. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. These laws and regulations are complex, change frequently and have tended to become increasingly stringent over time.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons and wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to strict and joint and several liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non‑compliance with environmental laws and regulations or for personal injury or property or natural resource damages. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our business, financial condition and results of operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste control, handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our competitive position, business, financial condition and results of operations. We may not be able to recover some or any of these costs from insurance. Please read “Item 1. Business—Environmental Matters and Regulation” for more information.

Derivatives reform legislation and related regulations could have an adverse effect on our ability to hedge risks associated with our business.

The July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, provides for federal oversight of the over-the-counter derivatives market and entities that participate in that market and mandates that the Commodity Futures Trading Commission, or the CFTC, the SEC and certain federal regulators of financial institutions, or Prudential Regulators, adopt rules or regulations implementing the Dodd-Frank Act and providing definitions of terms used in the Dodd-Frank Act. The Dodd-Frank Act establishes margin requirements and requires clearing and trade execution practices for certain market participants and may result in certain market participants needing to curtail or cease their derivatives activities.

Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC, the SEC and the Prudential Regulators have issued many rules to implement the Dodd-Frank Act, including a rule, which we refer to as the "Mandatory Clearing Rule," requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), a rule, which we refer to as the "End User Exception,” establishing an "end user" exception to the Mandatory Clearing Rule, a rule, which we refer to as the “Margin Rule,” setting forth collateral requirements in connection with swaps that are not cleared and also an exception to the Margin Rule for end users that are not financial end users, which exception we refer to as the “Non-Financial End User Exception,” and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits. The CFTC proposed a new version of this rule, which we refer to as the "Re-Proposed Position Limit Rule," with respect to which the comment period has closed but a final rule has not been issued.

We qualify for the End User Exception and will utilize it if the Mandatory Clearing Rule is expanded to cover swaps in which we participate, we qualify for the Non-Financial End User Exception and will not be required to post margin under the Margin Rule and the quantities under the swaps in which we participate are well within applicable limits under the Re-Proposed Position Limit Rule, so we do not expect to be directly affected by any of such rules. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End User Exception and will be required to post margin in connection with their hedging activities with other swap dealers, major swap participants, financial end users and other persons that do not qualify for the Non-Financial End User Exception.  In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations, which we refer to collectively as “Foreign Regulations” which may apply to our transactions with counterparties subject to such Foreign Regulations.  The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule is ultimately effected, such proposed rule could significantly increase the cost of our derivative contracts, materially alter the terms of our derivative contracts, reduce the availability of derivatives to us that we have historically used to protect against risks that we encounter in our business, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Foreign Regulations could have similar effects. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations and Foreign Regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

We may incur more taxes and certain of our projects may become uneconomic if certain federal income tax deductions currently available with respect to oil and natural gas exploration and production are eliminated as a result of future legislation.

Legislation is proposed from time to time that contains proposals to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. These proposals include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any of the foregoing proposals will actually be enacted or how soon any such changes in law could become effective. The passage of any legislation as a result of these proposals or any other similar change in U.S. federal income tax law could eliminate and/or defer certain tax deductions that are currently available with respect to oil and natural gas exploration and production. Any such change could materially adversely affect our business, financial condition and results of operations by increasing the after‑tax costs we incur which would in turn make it uneconomic to drill some locations if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

We are subject to anti‑takeover provisions in our restated certificate of incorporation and amended and restated bylaws, our Rights Plan and Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions in our restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. In addition, the Company entered into the Rights Plan on July 28, 2015. The Rights Plan is designed to preserve stockholder value and the value of our NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of our board of directors. Although not intended for this purpose, the Rights Plan has an anti-takeover effect. Finally, our amended and restated bylaws establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire us may be considered beneficial by some stockholders.

We are subject to legal proceedings and legal compliance risks.

We, including our officers and directors, are involved in various legal proceedings from time to time. Certain of these legal proceedings may be a significant distraction to management and could expose our Company to significant liability, including damages, fines, penalties and attorneys’ fees and costs, any of which could have a material adverse effect on our business and results of operations.

We discuss the risks and uncertainties related to our litigation in more detail below in “Item 3. Legal Proceedings” and in Note 14, “Commitments and Contingencies.”

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and the requirements of the Sarbanes‑Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost‑effective manner.

We are required to comply with laws, regulations and requirements, including the reporting obligations of the Exchange Act, certain corporate governance provisions of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), related regulations of the SEC and the requirements of the NYSE with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements requires a significant amount of time from our board of directors and management and has significantly increased our legal and financial compliance costs and made such compliance more time‑consuming and costly. As compared to a private company, among other things, we are required to:

•	maintain a more comprehensive compliance function;

•

design, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes‑Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

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

In addition, as a public company subject to these rules and regulations, it may become more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept greater coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members to serve on our board of directors, particularly the audit committee of the board of directors (the “Audit Committee”).

Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes‑Oxley Act. Further, our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. Any failure to remediate material weaknesses or significant deficiencies and to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

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

Finally, in connection with our initial public offering (“IPO”), we entered into several agreements with members of the Sanchez Group. These agreements were made in the context of a related party transaction. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

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

Certain services required by us for the operation of our business, including general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals, are provided by SOG pursuant to the Services Agreement. The services provided under the Services Agreement commenced on the date that the IPO closed and will terminate five years thereafter. The term automatically extends for additional 12‑month periods and is terminable by either party at any time upon 180 days’ written notice. See “Corporate Governance—Compensation Committee” in the proxy statement for the 2016 annual meeting of stockholders, which is incorporated by reference to this report. While these services are being provided to us by SOG, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited. After the expiration or termination of this agreement, we may not be able to replace these services or enter into appropriate third‑party agreements on terms and conditions, including cost, comparable to those that we will receive from SOG under our agreements with SOG.

In addition, SOG may outsource some or all of these services to third parties, and a failure of all or part of SOG’s relationships with its outsourcing providers could lead to delays in or interruptions of these services. Our reliance on SOG and others as service providers and on SOG’s outsourcing relationships, and our limited ability to control certain costs, could have a material adverse effect on our business, financial condition and results of operations.

A portion of our total outstanding shares is held by members of the Sanchez Group and may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As of December 31, 2015, members of the Sanchez Group owned, in the aggregate, approximately 11% of our outstanding common stock. These shares are eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act. In addition, under certain circumstances, these persons have the right to require us to register the resale of their shares. Moreover, we have registered all of the shares of our common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance unless, pursuant to their terms, these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The information required by Item 2 is contained in Item 1. Business.

Item 3.  Legal Proceedings

The information required by this Item is set forth in Note 14, “Commitments and Contingencies.”

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity.  Shares of our common stock are traded on the NYSE under the symbol “SN.” The following table sets forth the reported high and low closing prices of our common stock for the periods indicated:

	Common Stock
	High	Low
2015:
First Quarter	$15.97	$7.97
Second Quarter	$15.64	$9.62
Third Quarter	$9.33	$5.30
Fourth Quarter	$8.08	$3.64

	Common Stock
	High	Low
2014:
First Quarter	$31.98	$23.85
Second Quarter	$38.13	$25.98
Third Quarter	$36.92	$26.26
Fourth Quarter	$25.20	$6.48

On February 26, 2016, the last sale price of our common stock, as reported on the NYSE, was $3.32 per share.

Holders.  The number of shareholders of record of our common stock was approximately 38 on February 26, 2016, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Dividends.  We pay dividends quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when and if declared by the Company’s board of directors on our Series A and Series B Convertible Perpetual Preferred Stock in the amounts of 4.875% and 6.50%, respectively. As of December 31, 2015, we have paid approximately $52.9 million in dividends to holders of our Series A and Series B Convertible Perpetual Preferred Stock since their respective issuances.

We have not paid any cash dividends on our common equity since our inception. Although our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities, we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings to finance current operations and the future expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth certain information as of December 31, 2015 regarding the Sanchez Energy Corporation Second Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The LTIP was approved by our stockholders on May 21, 2015, which increased the number of the shares of our common stock available for incentive awards pursuant to the LTIP’s predecessor, which was approved by our stockholders in 2012.

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities to be	Weighted-Average	For Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category:
Equity Compensation Plans Approved by Stockholders	—	N/A	5,242,056	(1)
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	5,242,056

(1)The maximum number of shares that may be delivered pursuant to the LTIP is limited to (i) 4,000,000 shares of common stock plus the number of shares of common stock available under the predecessor to the LTIP on the record date of the 2015 Annual Meeting (the "Record Date") at which the stockholders approved the LTIP as well as (ii) upon the issuance of additional shares of common stock from time to time after the Record Date, an automatic increase of 15% of such issuance of additional shares of common stock, unless our board of directors determines to increase the maximum number of shares of common stock by a lesser amount.

Recent Sales of Unregistered Securities.  All sales of unregistered securities within the last fiscal year have been previously reported in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

Repurchases of Equity Securities.  Neither we nor any “affiliated purchaser” repurchased any of our equity securities in the quarter ended December 31, 2015.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return for our common stock to that of the Standard and Poor’s, or S&P, the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index for the period indicated as prescribed by SEC rules. “Cumulative total return” means the change in share price during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes $100 was invested on December 19, 2011 (the date on which our common stock began regular way trading on the NYSE) in each of our common stock, the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG SANCHEZ ENERGY CORPORATION, THE S&P 500 INDEX,

AND THE S&P 500 OIL & GAS EXPLORATION AND PRODUCTION INDEX

Note: The stock price performance of our common stock is not necessarily indicative of future performance.

The above information under the caption “Comparative Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically request that such information be treated as “soliciting material” or specifically incorporate such information by reference into such a filing.

Item 6.  Selected Financial Data

The selected financial data table below shows our historical consolidated financial data as of and for each of the five years in the period ended December 31, 2015. The selected financial data is derived from our audited historical financial statements.

Our historical financial statements prior to December 19, 2011 have been prepared on a carve‑out basis from the accounts of SEP I. The carved‑out financial information includes all assets, liabilities and results of operations of the unconventional oil and natural gas properties and related assets contributed to us by SEP I for the periods prior to December 19, 2011.

Our historical financial statements prior to December 19, 2011 included in this Annual Report on Form 10‑K may not necessarily reflect our financial position, results of operations, and cash flows as if we had operated as a stand‑alone public company during those periods. The historical financial data prior to December 19, 2011 reflect historical accounts attributable to the SEP I assets (the “SEP I Assets”) on a “carve‑out” basis, including allocated overhead from our predecessor in interest, for periods prior to our acquisition of the SEP I Assets on December 19, 2011 and do not reflect any estimate of additional overhead that we may incur as a separate company.

The selected financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
REVENUES:
Oil sales	$307,971	$538,887	$290,322	$42,377	$13,905
Natural gas liquids sales	69,011	66,989	13,013	15	22
Natural gas sales	98,797	60,188	11,085	766	589
Total revenues	475,779	666,064	314,420	43,158	14,516
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	156,528	93,581	35,669	3,401	1,628
Production and ad valorem taxes	26,870	37,787	17,334	2,124	830
Depreciation, depletion, amortization and accretion	344,572	338,097	134,845	15,922	4,252
Impairment of oil and natural gas properties	1,365,000	213,821	—	—	—
General and administrative (1)	74,160	63,692	47,951	37,239	5,368
Total operating costs and expenses	1,967,130	746,978	235,799	58,686	12,078
Operating income (loss)	(1,491,351)	(80,914)	78,621	(15,528)	2,438
Other income (expense):
Interest and other income (expense)	(2,163)	289	135	74	10
Interest expense	(126,399)	(89,800)	(30,934)	(99)	—
Net gains (losses) on commodity derivatives	172,886	137,205	(16,938)	(742)	(480)
Total other income (expense)	44,324	47,694	(47,737)	(767)	(470)
Income (loss) before income taxes	(1,447,027)	(33,220)	30,884	(16,295)	1,968
Income tax expense (benefit)	7,600	(11,429)	3,986	—	—
Net income (loss)	(1,454,627)	(21,791)	26,898	(16,295)	1,968
Less:
Preferred stock dividends	(16,008)	(33,590)	(18,525)	(2,112)	—
Net income allocable to participating securities(2)(3)	—	—	(364)	—	—
Net income (loss) attributable to common stockholders	$(1,470,635)	$(55,381)	$8,009	$(18,407)	$1,968
Net income (loss) per common share - basic and diluted	$(25.70)	$(1.06)	$0.22	$(0.56)	$0.09
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted (4)	57,229	52,338	36,379	33,000	22,479

(1)Includes stock based compensation expense of $14.8 million, $12.8 million, $17.8 million and $25.5 million for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. Also includes acquisition and divestiture costs of $3.8 million, $1.8 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)The Company’s restricted shares of common stock are participating securities.

(3)For the years ended December 31, 2015, 2014 and 2012 no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses. There were no outstanding shares of participating restricted stock for the year ended December 31, 2011.

(4)The year ended December 31, 2015 excludes 2,663,010 shares of weighted average restricted stock and 12,529,314 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company’s

Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company’s Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company’s Series A Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The Company had no outstanding stock awards prior to its initial grants in January 2012.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Working capital (1)	$499,112	$412,798	$54,061	$15,671	$63,890
Total assets (1)	$1,542,343	$3,042,168	$1,622,271	$426,574	$217,356
Long term debt, net of premium and discount	$1,746,966	$1,746,263	$593,258	$—	$—
Total stockholders' equity (deficit) / parent net investment	$(456,169)	$999,587	$857,309	$366,743	$215,141

(1)

As a result of the early adoption of ASU 2015-17 on a retrospective basis as of the quarter ended December 31, 2015, the current deferred tax liability as of December 31, 2014 was reduced by approximately $33.2 million, and the current deferred tax asset as of December 31, 2013 was reduced by approximately $6.8 million. These retrospective changes are reflected in the working capital and total assets amounts in the table above. See further discussion on the early adoption of ASU 2015-17 in Note 8, "Income Taxes."

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$272,024	$415,335	$189,261	$29,072	$5,546
Net cash used in investing activities	$(294,331)	$(1,361,264)	$(1,093,363)	$(181,427)	$(108,005)
Net cash provided by (used in) financing activities	$(16,359)	$1,266,112	$1,007,286	$139,661	$165,500

Non‑GAAP Financial Measures

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss):

•	Plus:

•	Interest expense, including net losses (gains) on interest rate derivative contracts;

•	Net losses (gains) on commodity derivative contracts;

•	Net settlements received (paid) on commodity derivative contracts;

•	Depreciation, depletion, and amortization and accretion;

•	Stock‑based compensation expense;

•	Acquisition and divestiture costs included in general and administrative;

•	Income tax expense (benefit);

•	Loss (gain) on sale of oil and natural gas properties;

•	Impairment of oil and natural gas properties; and

•	Other non‑recurring items that we deem appropriate.

•	Less:

•	Premiums on commodity derivative contracts;

•	Amortization of deferred gain on Western Catarina Midstream Divestiture;

•	Interest income; and

•	Other non‑recurring items that we deem appropriate.

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(1,454,627)	$(21,791)	$26,898	$(16,295)	$1,968
Plus:
Interest expense	126,399	89,800	30,934	99	—
Net losses (gains) on commodity derivative contracts	(172,886)	(137,205)	16,938	742	480
Net settlements received (paid) on commodity derivative contracts	142,468	5,600	(5,787)	2,749	—
Depreciation, depletion, amortization and accretion	344,572	338,097	134,845	15,922	4,252
Impairment of oil and natural gas properties	1,365,000	213,821	—	—	—
Stock-based compensation expense	14,831	12,843	17,751	25,542	—
Acquisition and divestiture costs included in general and administrative	3,814	1,808	4,129	—	—
Write off of joint venture receivable, non-recurring	2,251	—	—	—	—
Income tax expense (benefit)	7,600	(11,429)	3,986	—	—
Less:
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,086)	—	—	—	—
Premiums on commodity derivative contracts(1)	—	(718)	(2,838)	(3,059)	—
Interest income	(443)	(193)	(190)	(74)	(1)

Adjusted EBITDA	$375,893	$490,633	$226,666	$25,626	$6,699

(1)This amount includes premiums accrued but not paid as of the end of the period.

The following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net cash provided by operating activities	$272,025	$415,335	$189,261	$29,072	$5,546
Net change in operating assets and liabilities	(27,961)	(6,238)	12,334	(3,806)	1,154
Cash reimbursements received for operating leasehold improvements	(2,648)	—	—	—	—
Interest expense, net (1)	117,723	79,850	23,584	(74)	(1)
Settlements on commodity derivative contracts, non-cash	11,466	(122)	(2,642)	434	—
Income tax expense	158	—	—	—	—
Write off of joint venture receivable, non-cash	2,251	—	—	—	—
Acquisition and divestiture costs included in general and administrative	3,814	1,808	4,129	—	—
Loss on investment in SPP	(935)	—	—	—	—
Adjusted EBITDA	$375,893	$490,633	$226,666	$25,626	$6,699

(1)This amount includes cash interest expense on our Senior Notes and credit agreements, net of interest income.

Adjusted Net Income (Loss)

We present adjusted net income (loss) attributable to common stockholders (“Adjusted Net Income (Loss)”), in addition to our reported net income (loss) in accordance with U.S. GAAP. This information is provided because management believes exclusion of the impact of the items included in our definition of Adjusted Net Income (Loss) below will help investors compare results between periods, identify operating trends that could otherwise be masked by these items and highlight the impact that commodity price volatility has on our results. We define Adjusted Net Income (Loss) as net income (loss):

Plus:

•	Non‑cash preferred stock dividends associated with conversion;

•	Net losses (gains) on commodity derivative contracts;

•	Net settlements received (paid) on commodity derivative contracts;

•	Stock‑based compensation expense;

•	Acquisition and divestiture costs included in general and administrative;

•	Impairment of oil and natural gas properties;

•	Other non‑recurring items that we deem appropriate; and

•	Tax impact of adjustments to net income (loss).

Less:

•	Premiums on commodity derivative contracts;

•	Amortization of deferred gain on Western Catarina Midstream Divestiture;

•	Preferred stock dividends; and

•	Other non‑recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (Loss) (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013	2012	2011

Net income (loss)	$(1,454,627)	$(21,791)	$26,898	$(16,295)	$1,968
Less: Preferred stock dividends	(16,008)	(33,590)	(18,525)	(2,112)	—
Net income (loss) attributable to common shares and participating securities	(1,470,635)	(55,381)	8,373	(18,407)	1,968
Plus:
Non-cash preferred stock dividends associated with conversion	48	17,297	—	—	—
Non-cash write off of joint venture receivables	2,251	—	—	—	—
Net losses (gains) on commodity derivatives contracts	(172,886)	(137,205)	16,938	742	480
Net settlements received (paid) on commodity derivative contracts	142,468	5,600	(5,787)	2,749	—
Premiums on commodity derivative contracts (1)	—	(718)	(2,838)	(3,059)	—
Impairment of oil and natural gas properties	1,365,000	213,821	—	—	—
Stock-based compensation expense	14,831	12,843	17,751	25,542	—
Acquisition and divestiture costs included in general and administrative	3,814	1,808	4,129	—	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,086)	—	—	—	—
Tax impact of adjustments to net income (loss) (2)	12,385	(33,081)	(3,898)	—	—
Adjusted net income (loss)	(105,810)	24,984	34,668	7,567	2,448
Adjusted net income allocable to participating securities(3)(4)	—	(1,157)	(1,513)	(221)	—
Adjusted net income (loss) attributable to common stockholders	$(105,810)	$23,827	$33,155	$7,346	$2,448

Adjusted net income (loss) per common share - basic and diluted(5)(6)(7)(8)	$(1.85)	$0.46	$0.91	$0.22	$0.11

Weighted average number of unrestricted outstanding common shares to calculate adjusted net income (loss) per common share - basic and diluted	57,229	52,338	36,379	33,000	22,479

(1)	This amount includes premiums accrued but not paid as of the end of the period.

(2)	The tax impact is computed by utilizing the Company’s effective tax rate on the adjustments to reconcile net income (loss) to adjusted net income (loss).

(3)	The Company’s restricted shares of common stock are participating securities.

(4)	There were no outstanding shares of participating restricted stock for the year ended December 31, 2011.

(5)

The year ended December 31, 2015 excludes 2,663,010 shares of weighted average restricted stock and 12,529,314 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(6)

The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company’s Series A  Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(7)

The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company’s Series A  Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(8)

The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company’s Series A Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The Company had no outstanding stock awards prior to its initial grants in January 2012.

Adjusted Net Income (Loss) is not intended to represent cash flows for the period, nor is it presented as a substitute for net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K.

Business Overview

Sanchez Energy Corporation, a Delaware corporation formed in 2011, is an independent exploration and production company focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 200,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 62,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 100% of our 2016 drilling and completion capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10‑K in the “Glossary of Selected Oil and Natural Gas Terms.”

For further discussion of our business, including a description of various acquisitions completed during the periods presented in the consolidated financial statements, refer to “Item 1. Business—Overview.”

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Our Properties

We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 200,000 net leasehold acres with an average working interest of approximately 93%. Using approximately 40 acre well‑spacing for our Cotulla and Palmetto areas, approximately 60 acre well‑spacing for our Marquis area, and approximately 75 acre well‑spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be over 3,100 gross (2,900 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi‑ stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2016, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

Well results in the TMS remain strong although development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential and still has significant upside as changes in technology, commodity prices, and service prices occur. The average remaining lease term on the acreage is over 3 years, giving us ample time to allow other industry participants to further de‑risk the play.

For further discussion of our properties, including a description of recent well results in our core operating areas, refer to “Item 1. Business—Core Properties.”

Recent Developments

During the fourth quarter of 2014, oil prices began a substantial and rapid decline, which has continued into early 2016. In response to that decline, the Company initiated a series of financial and operational activities highlighted below. Capital expenditures including property acquisition, exploration and development activities totaled approximately $551 million, which is at the low end of our 2015 capital budget of $550 - $600 million. Our 2016 budget has been set at $200 - $250 million, which is expected to maintain production around 48,000 to 52,000 boe per day. The 2016 capital budget remains subject to further adjustments, depending on market conditions, and the Company maintains significant flexibility in our operations to be able to increase or decrease our capital budget quickly to react to changes in market conditions.

In January 2016, the Company announced that it had amended the terms under the Second Amended and Restated Credit Agreement, effective immediately. The amendment allows for the incurrence of second lien debt not to exceed $400 million plus any principal representing payment of interest in kind. The borrowing base is reduced from $500 million to $425 million while the aggregate elected commitment amount remains at $300 million.  This amendment is expected to provide the Company with additional financial flexibility and increases available financing and liability management options. Although the borrowing base was lowered to $425 million, the Company has decided to maintain the $300 million aggregate elected commitment amount knowing that it has the ability to access the higher borrowing base upon compliance with certain conditions. The Company’s next scheduled borrowing base redetermination is in the spring of 2016; the borrowing base is also subject to adjustment in certain circumstances as discussed in Note 5, “Long-Term Debt – Credit Facility – Second Amended and Restated Credit Agreement.”

Outlook

Due to the uncertainty regarding future commodity prices, the Company plans to manage its operating activities and financial liquidity carefully. Based on current levels of commodity prices, we expect to be able to fund the current 2016 capital program with cash on hand and operating cash flow. We plan to continuously evaluate our level of operating activity in light of both actual commodity prices and changes we are able to make to our costs of operations and make further adjustments to our capital spending program as appropriate. In addition, we expect to continue to regularly review acquisition opportunities from third parties or other members of the Sanchez Group.

The average oil price, WTI Cushing, used in the SEC pricing methodology for calculating the PV‑10 and Standardized Measures and for performing impairment tests under the full cost method, calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month period ended December 31, 2015 was $50.28 per barrel and the average natural gas price, at Henry Hub, and calculated in the same manner, was $2.58 per mmbtu. As a result of less favorable commodity prices adversely affecting proved reserve values, we recorded a full cost ceiling test impairment after income taxes of $1,365 million for the year ended December 31, 2015. Based on the decline in average prices since December 31, 2015 and the fact that the current NYMEX forward prices are below the year end 2015 SEC prices, absent a material addition to proved reserves and/or a material reduction in future development costs, there is a reasonable likelihood that the Company could incur additional impairments to our full cost pool in 2016.

Results of Operations

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

				Increase (Decrease)
	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
Net Production:
Oil (mbo)	7,164.7	6,079.6	2,908.6	1,085.1	18%	3,171.0	109%
Natural gas liquids (mbbl)	5,754.1	2,590.1	455.0	3,164.0	122%	2,135.1	*
Natural gas (mmcf)	37,594.1	14,827.5	3,048.5	22,766.6	154%	11,779.0	*
Total oil equivalent (mboe)	19,184.4	11,141.0	3,871.6	8,043.4	72%	7,269.4	188%

Average Sales Price Excluding Derivatives(1):
Oil ($ per bo)	$42.98	$88.64	$99.82	$(45.66)	(52)%	$(11.18)	(11)%
Natural gas liquids ($ per bbl)	11.99	25.86	28.60	(13.87)	(54)%	(2.74)	(10)%
Natural gas ($ per mcf)	2.63	4.06	3.64	(1.43)	(35)%	0.42	12%
Oil equivalent ($ per boe)	$24.80	$59.79	$81.21	$(34.99)	(59)%	$(21.43)	(26)%

Average Sales Price Including Derivatives(2):
Oil ($ per bo)	$60.28	$89.26	$96.86	$(28.98)	(32)%	$(7.60)	(8)%
Natural gas liquids ($ per bbl)	11.99	25.86	28.60	(13.87)	(54)%	(2.74)	(10)%
Natural gas ($ per mcf)	3.12	4.13	3.63	(1.01)	(24)%	0.50	14%
Oil equivalent ($ per boe)	$32.23	$60.22	$78.98	$(27.99)	(46)%	$(18.76)	(24)%

REVENUES(1):
Oil sales	$307,971	$538,887	$290,322	$(230,916)	(43)%	$248,565	86%
Natural gas liquids sales	69,011	66,989	13,013	2,022	3%	53,976	*
Natural gas sales	98,797	60,188	11,085	38,609	64%	49,103	*
Total revenues	$475,779	$666,064	$314,420	$(190,285)	(29)%	$351,644	112%

*Not meaningful.

(1)	Excludes the realized impact of derivative instruments.

(2)	Includes the realized impact of derivative instruments.

Net Production.  Production increased from 11,141.0 mboe in 2014 to 19,184.4 mboe in 2015 due to our drilling program and a full year of production from our Catarina wells acquired in 2014. The number of gross wells producing at year end and the production for the periods were as follows:

	Year Ended December 31,
	2015		2014		2013
	# Wells	mboe	# Wells	mboe	# Wells	mboe
Catarina	287	13,904.8	193	3,966.9	—	—
Cotulla	145	2,517.4	129	3,047.6	100	1,536.4
Marquis	103	1,815.6	90	2,324.0	34	852.2
Palmetto	72	873.6	64	1,770.7	53	1,478.1
Other	14	73.0	9	31.8	1	4.9
Total	621	19,184.4	485	11,141.0	188	3,871.6

In 2015,  37% of our production was oil, 30% was NGLs and 33% was natural gas compared to 2014 production that was 55% oil, 23% NGLs and 22% natural gas. In 2013,  75% of our production was oil, 12% NGLs and 13% natural gas. The change in production mix during the year ended December 31, 2014 was due to the Catarina Acquisition and the higher proportion of NGL and natural gas production as compared to oil production from this area. Throughout the year ended December 2015, production from Catarina continued to increase in proportion to the total production, and as such, a higher proportion of NGL and natural gas was produced as compared to oil.

Revenues.  Oil, NGL and natural gas sales revenues totaled approximately $475.8 million, $666.1 million, and $314.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Oil revenue for the year ended December 31, 2015 decreased $230.9 million, while revenues from NGL and natural gas sales revenue for the year ended December 31, 2015 increased  $2.0 million and $38.6 million, respectively, as compared to the year ended December 31, 2014.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our revenues from the year ended December 31, 2014 to the year ended December 31, 2015 (in thousands, except average sales price):

	2015	2014	Production	2014	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (mbo)	7,164.7	6,079.6	1,085.1	$88.64	$96,176
Natural gas liquids (mbbl)	5,754.1	2,590.1	3,164.0	$25.86	$81,834
Natural gas (mmcf)	37,594.1	14,827.5	22,766.6	$4.06	$92,412
Total oil equivalent (mboe)	19,184.4	11,141.0	8,043.4	$59.79	$270,422

	2015	2014		2015	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (mbo)	$42.98	$88.64	$(45.66)	7,164.7	$(327,092)
Natural gas liquids (mbbl)	$11.99	$25.86	$(13.87)	5,754.1	$(79,812)
Natural gas (mmcf)	$2.63	$4.06	$(1.43)	37,594.1	$(53,803)
Total oil equivalent (mboe)	$24.80	$59.79	$(34.99)	19,184.4	$(460,707)

Additionally, a 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2015 by $47.6 million.

For the year ended December 31, 2014 compared to 2013, oil sales revenue increased $248.6 million with $316.5 million attributable to the increase in production partially offset by $68.0 million due to the lower average sales price. NGL sales revenue for the year ended December 31, 2014 increased $54.0 million as compared to 2013, with $61.1 million attributable to the increase in production partially offset by  $7.1 million attributable to the lower average sales prices between the periods. Natural gas sales revenue for the year ended December 31, 2014 increased approximately $49.1 million with $42.9 million attributable to the increase in production and $6.3 million due to the higher average sales price compared to 2013.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands except percentages):

				Increase (Decrease)

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$	%	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$156,528	$93,581	$35,669	$62,947	67%	$57,912	162%
Production and ad valorem taxes	26,870	37,787	17,334	(10,917)	(29)%	20,453	118%
Depreciation, depletion, amortization and accretion	344,572	338,097	134,845	6,475	2%	203,252	151%
Impairment of oil and natural gas properties	1,365,000	213,821	—	1,151,179	*	213,821	*
General and administrative (1)	74,160	63,692	47,951	10,468	16%	15,741	33%
Total operating costs and expenses	1,967,130	746,978	235,799	1,220,152	163%	511,179	217%

Interest income and other income (expense)	(2,163)	289	135	(2,452)	*	154	114%
Interest expense	(126,399)	(89,800)	(30,934)	36,599	(41)%	58,866	*
Net gains on commodity derivatives	172,886	137,205	(16,938)	35,681	26%	154,143	*
Income tax benefit (expense)	(7,600)	11,429	(3,986)	(19,029)	*	15,415	*

*Not meaningful.

(1)

Includes stock-based compensation expense of $14.8 million, $12.8 million, and $17.8 million for the year ended December 31, 2015, 2014 and 2013, respectively, and includes acquisition and divestiture costs of $3.8 million, $1.8 million, and $4.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 67% to $156.5 million for the year ended December 31, 2015, as compared to $93.6 million for the same period in 2014 and $35.7 million for the same period in 2013. The increase in oil and natural gas production expenses from 2013 to 2015 is directly attributable to our increased production activities and well count in the Eagle Ford Shale, as a result of the Catarina, Wycross and Cotulla Acquisitions completed during 2014 and 2013, as well as drilling activities on our existing acreage. Our average production expenses decreased from $8.40 per boe during the year ended December 31, 2014 to $8.16 per boe for the year ended December 31, 2015. This decrease was due primarily to increased efficiency in our overall operations between the periods. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties, and do not expect significant increases in our average production expenses per boe.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Ad valorem taxes are paid based upon the appraised fair market value of producing properties using an estimated discounted cash flow approach by a fixed rate established by state or local taxing authorities. Our production and ad valorem taxes totaled $26.9 million, $37.8 million and $17.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax decrease from 2014 to 2015 is attributable to the decrease in revenues of 29% between the periods and the decrease in appraised property values due to the decline in commodity prices between the periods. This tax increase from 2013 to 2014 was due to the significant increase in revenues of over 112% between these periods. Our average production and ad valorem taxes decreased from $3.39 per boe during the year ended December 31, 2014 to $1.40 per boe for the year ended December 31, 2015. This decrease in rate is attributable to the decrease in expense by 29% from 2014 to 2015 coupled with the increase in production volumes by 72% from 2014 to 2015. In addition, a lower production tax rate is applied to Catarina wells as a result of the characterization of the wells in the Catarina area as high cost gas wells. Catarina accounted for approximately 72% of the total Company production in 2015. While this rate may vary depending on the actual capital costs incurred on a well by well basis, we expect the production tax rate to continue to be lower than the rates established in our other operating areas.

Depreciation, Depletion, Amortization, and Accretion.  Depletion, depreciation, amortization, and accretion (“DD&A”) reflects the systematic expensing of the capitalized costs incurred in the acquisition, exploration and development of oil and natural gas properties. We use the full‑cost method of accounting and accordingly, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense.

Our DD&A expense for the year ended December 31, 2015 increased $6.5 million to $344.6 million ($17.96 per boe) from $338.1 million ($30.35 per boe) in 2014 and $134.8 million in 2013 ($34.83 per boe). The majority of the increase in DD&A is related to an increase in depletion resulting primarily from a substantial increase in production between periods. This was offset by a decrease in the depletion rate, resulting primarily from a decrease in the full-cost pool proved property amortization base as result of approximately $1,579 million of full-cost ceiling impairments recorded during the fourth quarter 2014, the first quarter 2015, the second quarter 2015, and the third quarter 2015 combined.  We did not record a full-cost ceiling impairment during the fourth quarter 2015. Higher production in 2015 as compared to 2014 resulted in a $244.1 million increase in depletion expense and the change in depletion rate resulted in an offsetting  $237.6 million decrease in depletion expense. The majority of the increase in DD&A from 2013 to 2014 is related to an increase in production between the periods offset by a decrease in the depletion rate. The depletion rate decreased due to an increase in the estimated proved reserves during the period, largely as a result of the Catarina Acquisition. Higher production in 2014 as compared to 2013 resulted in a $252.4 million increase in depletion expense and the change in depletion rate resulted in a $51.1 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We recorded a full cost ceiling test impairment after income taxes of $441.5 million, $468.9 million, and $454.6 million for the three months ended March 31, 2015, June 30, 2015, and September 30, 2015, respectively.  We did not record a full-cost ceiling impairment during the fourth quarter 2015. We recorded a full cost ceiling test impairment before income taxes of $213.8 million for the year ended December 31, 2014. The combined impact of less favorable commodity prices adversely affecting proved reserve values and the historical costs to drill and complete wells carried as proved undeveloped, as compared to current drilling and completion costs, contributed to the ceiling impairments. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. Given the current trend in commodity prices, the Company expects a continued decline in 12‑month average commodity prices, and, therefore, additional impairments could be recorded during 2016.

If the simple average of oil and natural gas prices as of the first day of each month for the trailing 12‑month period ended December 31, 2015 had been $2.45 per mmbtu for natural gas, $46.03 per Bbl of oil, and $18.12 per Bbl of NGL, while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have been reduced by approximately $134.4 million and our net PUD and total proved reserves would have been reduced by approximately 38.2 mmboe and 43.1 mmboe, respectively. The aforementioned prices were calculated based on a 12‑month simple average, which includes the oil and natural gas prices on the first day of the month for the 11 months ended February 2016 and the February 2016 prices were held constant for the remaining one month. This reduction in our ceiling test limitation would have resulted in an impairment of our oil and natural gas properties pursuant to the ceiling test by approximately $21.0 million on a pro forma basis. The pro forma reduction in our ceiling test limitation is partially the result of a pro forma decrease in our proved reserves, which was primarily due to certain locations that would not be economical when using the pro forma prices. This calculation of the impact of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil, natural gas, and NGL prices. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors noted above could have a significant impact on future reserves and the present value of future cash flows. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock‑based compensation expense and costs associated with acquisitions and divestures, totaled $74.2 million for the year ended December 31, 2015 compared to $63.7 million and $48.0 million for the same periods in 2014 and 2013, respectively. Excluding stock‑based compensation and acquisition and divestiture costs included in G&A,  our G&A expenses totaled $55.5 million, $49.0 million, and $26.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. This increase was due primarily to additional costs for added personnel at SOG performing services for the Company and for consulting services and increased fees for legal services during 2015. Our G&A expenses per boe, excluding stock‑based compensation expense and acquisition and divestiture costs included in G&A, decreased from $4.40 per boe for the year ended December 31, 2014 to $2.89 per boe for the year ended December 31, 2015.

We recorded non‑cash stock‑based compensation expense of $14.8 million for the year ended December 31, 2015 as compared to expense of $12.8 million for the year ended December 31, 2014. The increase was due primarily to the increase in awards made during the year and the associated amortization recognized, slightly offset by the decrease in the stock price.  We recorded non‑cash stock‑based compensation expense of $17.8 million for the year ended December 31, 2013. The decrease from 2013 to 2014 was due primarily to the decrease in stock price offset by an increase in awards made during the year and the associated amortization recognized. The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

We recorded costs associated with the Palmetto Disposition and the Western Catarina Midstream Divestiture that are included in G&A of $3.8 million for the year ended December 31, 2015. We recorded costs associated with the Catarina Acquisition of $1.8 million for the year ended December 31, 2014, and we recorded costs associated with the Wycross, the Five Mile Creek and the Cotulla Acquisitions of $4.1 million for the year ended December 31, 2013.

Interest Expense.  For the year ended December 31, 2015, interest expense totaled $126.4 million and included $7.5 million in amortization of debt issuance costs. This is compared to the year ended December 31, 2014, for which interest expense totaled $89.8 million and included $9.0 million in amortization of debt issuance costs and write‑offs of previously incurred debt issuance costs in connection with the unused senior unsecured bridge facility obtained as part of the Catarina Acquisition that expired. The interest expense incurred during the year ended December 31, 2015 is primarily related to the 7.75% Notes (as defined in Note 5, “Long‑Term Debt”) and 6.125% Notes (as defined in Note 5, “Long‑Term Debt”).

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expenses. During the year ended December 31, 2015, we recognized a net gain of $172.9 million on our commodity derivative contracts, which included net gains of $142.5 million associated with the settlements of commodity derivative contracts. These gains were primarily the result of the significant decreases in commodity prices during the period. During the year ended December 31, 2014,  we recognized a net gain of $137.2 million on our commodity derivative contracts, which included net gains of $5.6 million associated with the settlements of commodity derivative contracts offset by $0.7 million related to the premiums paid on derivative contracts. These gains were primarily the result of the significant decreases in commodity prices during the period. During the year ended December 31, 2013, we recognized a net loss of $16.9 million on our commodity derivative contracts, which included net losses of $5.8 million associated with the settlements of commodity derivative contracts and  $2.8 million related to the premiums paid on derivative contracts.

Income tax expense.    For the year ended December 31, 2015, the Company recorded income tax expense of $7.6 million. Our effective tax rate for the year ended December 31, 2015 was (0.53)% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to the valuation allowance of approximately $515 million recorded during the period. For the year ended December 31, 2014, the Company recorded income tax benefit of $11.4 million. Our effective tax rate for the year ended December 31, 2014 was 34.4% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to non‑deductible G&A expenses recorded during the period. We expect our effective tax rate going forward to be approximately 0% as we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $435 million in cash and cash equivalents and a $500 million unused, available borrowing base (with a $300 million aggregate elected commitment amount) under our revolving credit facility with a group of sixteen participating banks. This available liquidity of approximately $735 million excludes the additional $200 million of approved revolving credit facility borrowing base which we elected not to accept at this time, but which may be utilized subject to the satisfaction of certain conditions, including the consent of lenders whose commitments are increased.

We expect to use a portion of our cash on hand and our internally generated cash flows from operations to fund our 2016 capital expenditures, while still being able to keep production volumes in line with 2015 results. The Company recently announced a new 2016  capital spending plan of approximately $200 to $250 million, a decrease from previous preliminary estimates by $50 million. The new spending plan was approved in light of the depression in commodity prices currently and expected for all of 2016.  We may from time to time seek to retire or purchase our outstanding debt as well as our outstanding equity securities, both common stock and preferred stock, through cash purchases and/or exchanges for equity securities and/or debt securities, as applicable, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 5, “Long‑Term Debt.”

Cash Flows

Our cash flows for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,

	2015	2014	2013
Cash Flow Data:
Net cash provided by operating activities	$272,024	$415,335	$189,261
Net cash used in investing activities	$(294,331)	$(1,361,264)	$(1,093,363)
Net cash provided by (used in) financing activities	$(16,359)	$1,266,112	$1,007,286

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $272.0 million for the year ended December 31, 2015 compared to $415.3 million and $189.3 million for the same periods in 2014 and 2013, respectively. This decrease was related to the unfavorable impact of lower average commodity prices between the periods, partially offset by higher sales volumes.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $294.3 million for the year ended December 31, 2015 compared to $1.4 billion and $1.1 billion for the same periods in 2014 and 2013, respectively. Capital expenditures for leasehold and drilling activities for the year ended December 31, 2015 totaled $656.1 million, primarily associated with bringing online 136 gross wells.  We received total cash of approximately $427.6 million for the Palmetto Disposition and the Western Catarina Midstream Divestiture, while spending approximately $50.0 million towards equity method investments (further discussed in Note 16, “Investments”) and $8.0 million for the Buyout Agreement (defined in Note 9, “Related Party Transactions” below). In addition, we invested $8.1 million in other assets. For the year ended December 31, 2014, we incurred capital expenditures for leasehold and drilling activities of $791.3 million, primarily associated with bringing online 121 gross wells. We paid cash of $557.1 million for the oil and natural gas properties acquired in the Catarina Acquisition. We received cash of $0.7 million and $0.5 million as final settlement for the oil and natural gas properties acquired in the Cotulla and Wycross Acquisitions, respectively. In addition, we invested $14.1 million in other property and equipment. For the year ended December 31, 2013, we incurred capital expenditures of $479.9 million, primarily associated with bringing online 83 gross wells. We paid cash of approximately $623.0 million for the oil and natural gas properties acquired in the Cotulla Acquisition, the TMS Transaction, the Wycross Acquisition as well as other less material acquisitions of oil and natural gas properties. In addition, we invested $2.1 million in computers and other equipment. Partially offsetting these costs were proceeds of $11.6 million from the sale of marketable securities.

Net Cash Provided by (Used in) Financing Activities.  Net cash flows used in financing activities totaled $16.4 million for the year ended December 31, 2015 compared to $1.3 billion and $1.0 billion in cash provided by financing activities for the same period in 2014 and 2013, respectively.

During the year ended December 31, 2015, we made payments of $16.0 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock.

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

During the year ended December 31, 2013, we received net proceeds from the private placement of our Series B Convertible Perpetual Preferred Stock of approximately $216.6 million, after deducting placement agent’s fees and offering costs payable by us of approximately $8.4 million. We also received net proceeds of approximately $577.0 million from the private placement of our 7.75% Notes, consisting of face value of $600 million, including the Additional 7.75% Notes which were issued at a discount to face value of $7 million, less debt issuance costs of approximately $16 million, included in the $24.1 million discussed below. During the three months ended September 30, 2013, the Company completed a public offering of common stock, and received net proceeds from this offering of approximately $241.5 million, after deducting underwriter’s fees and other expenses of approximately $12.4 million. During the three months ended March 31, 2013, we borrowed $50 million under the Second Lien Credit Agreement (the “Second Lien Credit Agreement”). On May 30, 2013, we borrowed $90 million under the Original Credit Agreement (the “Original Credit Agreement”). On May 31, 2013, we borrowed $96 million under our Amended and Restated Credit Agreement, and used the proceeds to repay the $90 million borrowed under our Original Credit Agreement. The outstanding borrowings under our Amended and Restated Credit Agreement and Second Lien Credit Agreement were repaid during the three months ended June 30, 2013 with proceeds from the offering of the Original 7.75% Notes. Other financing costs for the year ended December 31, 2013 included $24.1 million for debt issuance costs, $18.5 million paid for preferred stock dividends and $1.1 million paid for the purchase of common stock to settle taxes on the vesting of employee stock grants.

Commitments and Contractual Obligations

Refer to Note 14, “Commitments and Contingencies” for a description of lawsuits pending against the Company.

During the year ended December 31, 2015, the Company entered into the Gathering  Agreement with SPP as part of the Western Catarina Midstream Divestiture (defined below in Note 3, “Acquisitions and Divestitures”) that provides a firm commitment of oil and natural gas volumes at a fixed gathering fee. The Gathering Agreement represents an operating lease of the Catarina midstream assets. The firm commitment term under the Gathering Agreement commenced on October 14, 2015 and continues until October 13, 2020. As of December 31, 2015, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, asset retirement obligations, rent expense for our corporate offices, lease of the Catarina midstream assets and other long term lease payments. The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Less than 1			More than
	year	1 - 3 years	3 - 5 years	5 years	Total
Senior Notes	$—	$—	$—	$1,750,000	$1,750,000
Interest expense (1)	116,938	233,875	233,875	199,343	784,031
Asset retirement obligations (2)	—	—	—	25,907	25,907
Office rent (3)	5,132	10,511	10,856	24,305	50,804
Midstream assets lease (4)	42,043	83,857	74,782	—	200,682
Other leases (5)	1,791	3,583	3,583	4,923	13,880
Total	$165,904	$331,826	$323,096	$2,004,478	$2,825,304

(1)	Represents estimated interest payments that will be due under the $600 million 7.75% Notes and $1,150 million 6.125% Notes that will mature on June 15, 2021 and January 15, 2023, respectively.

(2)

Amounts represent the present value of our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 12, “Asset Retirement Obligations.”

(3)	Represents payments due for leasing corporate office space in Houston, Texas. The lease began on November 1, 2014 and continues until March 31, 2025.

(4)

Represents payments due with respect to firm commitment oil and natural gas volumes under the Gathering Agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture. As part of this sale, the Gathering Agreement represents an operating lease of the Catarina midstream assets. The firm commitment term under the Gathering Agreement commenced on October 14, 2015 and continues until October 13, 2020.

(5)

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

Off‑Balance Sheet Arrangements

As of December 31, 2015, we did not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.” When we prepare our financial statements, we review our estimates, including those related to oil, NGL and natural gas revenues, oil and natural gas properties, oil, NGL and natural gas reserves, fair value of derivative instruments, abandonment liabilities, income taxes, commitments and contingencies, depreciation, depletion and amortization, and full cost ceiling calculation. Our estimates are based on historical experience and various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12‑month average prices, calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the year ended December 31, 2015, the Company recorded a full cost ceiling test impairment after income taxes of $1,365 million.  During the year ended December 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $213.8 million. No impairment expense was recorded for the years ended December 31, 2013.

Depreciation, depletion, amortization and accretion—DD&A is provided using the units‑of‑production method based upon estimates of proved oil, NGL and natural gas reserves with oil, NGL and natural gas production being converted to a common unit of measure based upon their relative energy content. All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized using the units‑of‑production method based on total proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at depletion rates under the units‑of‑production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third party geologists and engineers, which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion and impairment expense. At December 31, 2015, a 10% positive revision to proved reserves would decrease the depletion rate by approximately $1.60 per boe and a 10% negative revision to proved reserves would increase the depletion rate by approximately $1.94 per boe. Further, a 10% increase or decrease in estimated future development costs would increase or decrease the depletion rate by approximately $0.71 per boe at December 31, 2015.

Unproved Properties—Costs associated with unproved properties and properties under development are excluded from the full cost amortization base until the properties have been evaluated. Additionally, the costs associated with seismic data, leasehold acreage, and wells currently drilling are also initially excluded from the amortization base. Unproved properties are identified on a project basis, with a project being an area in which significant leasehold interests are acquired within a contiguous area. Unproved properties are reviewed periodically by management and transferred into the full cost pool subject to amortization when management determines that a project area has been evaluated through drilling operations or thorough geologic evaluation, or through determination that the unproved leases will no longer be drilled upon prior to the lease expiration.

Oil and Natural Gas Reserves

The Company’s most significant estimates relate to its proved oil, NGL and natural gas reserves. The estimates of oil, NGL and natural gas reserves as of December 31, 2015, 2014 and 2013 are based on reports prepared by a third party engineering firm, Ryder Scott.

Estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott has historically prepared a reserve and economic evaluation of the Company’s properties, utilizing information provided to it by management and other information available, including information from the operators of the property.

The standards of the FASB and rules of the SEC permit the use of new technologies to determine proved reserve estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. These rules allow, but do not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC.

In addition, the disclosure guidelines require companies to report oil and natural gas reserves using an average price based upon the prior 12‑month first‑day‑of‑the‑month price rather than a period‑end price.

Reserves and their relation to estimated future net cash flows impact the depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The reserve estimates and the projected cash flows derived from these reserve estimates are prepared in accordance with SEC guidelines. The independent engineering firm noted above adheres to these guidelines when preparing their reserve reports. The accuracy of the reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. Additionally, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2015 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $200.7 million, from approximately $593.5 million to approximately $392.8 million.

Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit‑adjusted risk free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long‑lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, any gain or loss is treated as an adjustment to the full cost pool.

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

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company’s financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2015, 2014 or 2013.

Stock‑Based Compensation

The Company records stock‑based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” Stock‑based compensation expense for these awards is based on the grant‑date fair value and recognized over the vesting period using the straight‑line method.

Awards granted to employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company’s officers) and consultants in exchange for services are considered awards to non‑employees and the Company records stock‑based compensation expense for these awards at fair value in accordance with the provisions of ASC 505‑50, “Equity‑Based Payments to Non‑Employees.” For awards granted to non‑employees, the Company records compensation expense equal to the fair value of the stock‑based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non‑employees is revalued at each period end and is amortized over the vesting period of the stock‑based award. Stock‑based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered.

For the restricted stock awards granted to non‑employees, stock‑based compensation expense is based on fair value re‑measured at each reporting period and recognized over the vesting period using the straight‑line method. Compensation expense for these awards will be revalued at each period end until vested.

Revenue Recognition

Oil, NGL and natural gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The sales method of accounting is used for oil, NGL and natural gas sales such that revenues are recognized based on our share of actual proceeds from the oil, NGLs and natural gas sold to purchasers. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in‑kind” and, in doing so, take more or less than their respective entitled percentage.

Derivative Instruments

At times we may utilize derivative instruments to manage our exposure to fluctuations in the underlying commodity prices for the products sold by us. The carrying amount of derivative assets and liabilities is reported on the balance sheet at the estimated fair value of the derivative instruments. Our management sets and implements all of our hedging policies, including volumes, types of instruments and counterparties, on a monthly basis. These derivative transactions are not designated as cash flow hedges. Accordingly, these derivative contracts are marked‑to‑market and any changes in the estimated value of derivative contracts held at the balance sheet date are recognized in the statement of operations as net gains (losses) on commodity derivatives.

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

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes. Please refer to Note 10, “Derivative Instruments” for a description of all of our derivatives covering anticipated future production as of December 31, 2015.

At December 31, 2015, the fair value of our commodity derivative contracts was a net asset of $172.5 million. A 10% increase in the oil and natural gas index prices above the December 31, 2015 prices would result in a decrease in the fair value of our commodity derivative contracts of $40.8 million; conversely, a 10% decrease in the oil and natural gas index prices would result in an increase of $41.7 million.

In February 2015, the Company modified certain of its crude oil enhanced swap and three‑way collar transactions to create crude oil swaps on a costless transactional basis. The modification to a fixed price eliminates downside risk, preserves value and provides the Company with greater certainty in crude oil pricing for the remainder of 2015. We have commodity derivative contracts in place covering approximately 70% of the mid‑point of our total estimated production for 2016.

Interest Rate Risk

As of December 31, 2015, no amounts were outstanding under our Second Amended and Restated Credit Agreement. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of December 31, 2015. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of December 31, 2015. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the “Index to Consolidated Financial Statements” on page F‑1 and is incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 19, 2015, the Company (i) dismissed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm and (ii) appointed KPMG LLP (“KPMG”), effective immediately, to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements as of and for the fiscal year ending December 31, 2015. The Audit Committee of the Company pursuant to its charter exercised its sole authority to approve BDO’s dismissal and KPMG’s appointment as the Company’s independent registered public accounting firm.

The reports of BDO on the financial statements of the Company as of and for the fiscal years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2014 and 2013, and the interim period through June 19, 2015, (i) the Company had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of such disagreements in its reports on the financial statements of the Company for such years and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except the following material weakness:

1.

In connection with the performance of its audit of the Company’s financial statements for the year ended December 31, 2014, BDO reported that our internal control over financial reporting was not effective as of December 31, 2014 as a result of the identification of one material weakness related to an over-estimation of future development costs in the year-end reserve report.  This material weakness was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Company provided BDO with a copy of the foregoing disclosure and requested that BDO furnish the Company with a letter addressed to the SEC stating whether or not BDO agreed with the statements above concerning BDO. In a letter attached to the Current Report on Form 8-K filed on June 23, 2015, BDO stated that it agreed with the aforementioned disclosure.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a‑15 promulgated pursuant to the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fourth quarter of 2015, our disclosure controls and procedures were effective to provide a reasonable assurance that material information required to be disclosed by using reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management concluded that the consolidated financial statements included in this Annual Report on Form 10‑K fairly present, in all material respects, the financial position of the Company at December 31, 2015 and 2014 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated under the Exchange Act). Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention of controls or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment and such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG, an independent registered public accounting firm, has issued its report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2015. The report from KPMG is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10‑K or in the proxy statement for the 2016 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2015, and is incorporated by reference to this report.

Item 11.  Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10‑K or in the proxy statement for the 2016 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10‑K or in the proxy statement for the 2016 annual meeting of stockholders and is incorporated by reference to this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10‑K or in the proxy statement for the 2016 annual meeting of stockholders and is incorporated by reference to this report.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in an amendment to this Form 10‑K or in the proxy statement for the 2016 annual meeting of stockholders and is incorporated by reference to this report.

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

The following includes a description of the meanings of some of the oil and natural gas industry terms used in this Annual Report on Form 10‑K. The definitions “analogous reservoir,” “development costs,” “development project,” “development well,” “economically producible,” “exploratory well,” “field,” “possible reserves,” “probable reserves,” “production costs,” “proved area,” “reservoir,” “resources,” and “unproved properties” have been excerpted from the applicable definitions contained in Rule 4‑10(a) of Regulation S‑X.

American Petroleum Institute (“API”) gravity:  A system of classifying oil based on its specific gravity, whereby the greater the gravity, the lighter the oil.

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

basin:  A large depression on the earth’s surface in which sediments accumulate.

bbl:  One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

bcf:  One billion cubic feet of natural gas.

black oil:  A quality of oil with an API gravity of 40° or less and with a gas‑to‑oil ratio of 500 cubic feet per barrel or less.

bo:  42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

boe:  One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six mcf of natural gas to one bo of oil.

boe/d:  One boe per day.

bopd:  One bo per day.

btu:  One British thermal unit, the quantity of heat required to raise the temperature of a one‑pound mass of water by one degree Fahrenheit.

completion:  The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

developed acreage:  The number of acres that are allocated or assignable to producing wells or wells capable of production.

development costs:  Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to: (i) gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves; (ii) drill and equip development wells, development‑type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly; (iii) acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and (iv) provide improved recovery systems.

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

net revenue interest:  A working interest owner’s gross working interest in production less the royalty, overriding royalty, production payment and net profits interests.

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

spacing:  The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40‑acre spacing) and is often established by regulatory agencies.

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

volatile oil:  A quality of oil with an API gravity greater than 40° and with a gas‑to‑oil ratio of greater than 500 cubic feet per barrel.

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

WTI:  West Texas Intermediate crude.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.The following documents are filed as a part of this Annual Report on Form 10‑K or incorporated herein by reference:

(1)Financial Statements:

See Item 8. Financial Statements and Supplementary Data.

(2)Financial Statement Schedules:

None.

(3)Exhibits:

The following exhibits are filed or furnished with this Annual Report on Form 10‑K or incorporated by reference:

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

2.7	**

Purchase and Sale Agreement, dated as of March 31, 2015, by and between SEP Holdings III, LLC, on the one hand, and SEP Holdings IV, LLC and Sanchez Production Partners LP, on the other hand (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on April 1, 2015, and incorporated herein by reference).

2.8	**

Purchase and Sale Agreement, dated September 25, 2015, by and among Sanchez Energy Corporation, SN Catarina, LLC and Sanchez Production Partners LP (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on .September 29, 2015, and incorporated herein by reference).

Exhibit No.		Description of Exhibit

2.9	(a)**	Amendment One to Purchase Agreement by and between Sanchez Energy Corporation and Altpoint Sanchez Holdings, LLC, dated as of August 16, 2013.

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sanchez

Energy Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on May 28, 2013, and incorporated herein by reference).

3.2

Restated Certificate of Incorporation of Sanchez Energy Corporation, effective as of May 28, 2013 (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q  on November 8, 2013, and incorporated herein by reference).

3.3

Certificate of Designations of Series C Junior Participating Preferred Stock of Sanchez Energy Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on July 29, 2015, and incorporated herein by reference).

3.4		Amended and Restated Bylaws dated as of December 13, 2011 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K on December 19, 2011, and incorporated herein by reference).

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

Exhibit No.		Description of Exhibit
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

4.11

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

10.4	*

Indemnification Agreement, dated as of December 19, 2011, between Sanchez Energy Corporation and Michael G. Long (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.5	*

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

10.10	*

Indemnification Agreement, dated as of March 9, 2012, between Sanchez Energy Corporation and Kirsten A. Hink (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.11	*

Indemnification Agreement, dated as of November 27, 2012, between Sanchez Energy Corporation and A.R. Sanchez, Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.12	*

Indemnification Agreement, dated as of November 27, 2012, between Sanchez Energy Corporation and Alan G. Jackson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.13	*

Indemnification Agreement, dated as of March 4, 2014, between Sanchez Energy Corporation and Christopher Heinson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 6, 2014, and incorporated herein by reference).

10.14

Purchase Agreement, dated June 13, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 16, 2014, and incorporated herein by reference).

10.15

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

10.16

Purchase Agreement, dated September 9, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

10.17

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

10.18	*

Indemnification Agreement, dated as of November 4, 2014, between Sanchez Energy Corporation and Sean Maher (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 6, 2014, and incorporated herein by reference).

10.19	*

Voluntary Retirement Agreement and General Release, dated as of March 10, 2015, between Sanchez Energy Corporation and Michael G. Long (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 11, 2015, and incorporated herein by reference).

10.20

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

10.21	*

Indemnification Agreement, dated as of May 5, 2015, between Sanchez Energy Corporation and Thomas Brian Carney (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 8, 2015, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.22	*

Indemnification Agreement, dated as of May 5, 2015, between Sanchez Energy Corporation and G. Gleeson Van Riet (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on May 8, 2015, and incorporated herein by reference).

10.23	*

Sanchez Energy Corporation Second Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 27, 2015, and incorporated herein by reference).

10.24	*

Indemnification Agreement, dated as of October 1, 2015, between Sanchez Energy Corporation and Eduardo Sanchez (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 6, 2015).

10.25

Third Amendment to Second Amended and Restated Credit Agreement, dated as of July 20, 2015, by and among Sanchez Energy Corporation, as borrower, SN Marquis LLC, SN Cotulla Assets LLC, SN Operating LLC, SN TMS, LLC, and SN Catarina LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the other agents and lenders party thereto (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

10.26

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of September 29, 2015, by and among Sanchez Energy Corporation, as borrower, SN Marquis LLC, SN Cotulla Assets LLC, SN Operating LLC, SN TMS, LLC, and SN Catarina LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the other agents and lenders party thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on November 8, 2013, and incorporated herein by reference).

10.27

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

10.28	*

Indemnification Agreement, dated as of December 14, 2015, between Sanchez Energy Corporation and Gregory B. Kopel (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 16, 2015, and incorporated herein by reference).

16.1

Letter from BDO USA, LLP, dated June 23, 2015, regarding the change in certifying accountant (previously filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K on June 23, 2015, and incorporated herein by reference).

21.1	(a)	List of Subsidiaries of Sanchez Energy Corporation.

23.1	(a)	Consent of KPMG LLP.

23.2	(a)	Consent of BDO USA, LLP.

23.3	(a)	Consent of Ryder Scott Company, L.P.

31.1	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	(a)	Ryder Scott Company, L.P. Summary of December 31, 2015 Reserves.

101.INS	(a)	XBRL Instance Document.

Exhibit No.		Description of Exhibit
101.SCH	(a)	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)Filed herewith.

(b)Furnished herewith.

*Management contract or compensatory plan or arrangement.

**The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S‑K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 29, 2016.

SANCHEZ ENERGY CORPORATION

By:	/s/ Antonio R. Sanchez, III
Antonio R. Sanchez, III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Antonio R. Sanchez, III	Chief Executive Officer	February 29, 2016
Antonio R. Sanchez, III

/s/ G. Gleeson Van Riet	Senior Vice President and Chief Financial Officer	February 29, 2016
G. Gleeson Van Riet

/s/ Kirsten A. Hink	Senior Vice President and Chief Accounting Officer	February 29, 2016
Kirsten A. Hink

/s/ A. R. Sanchez, Jr.	Executive Chairman of the Board of Directors	February 29, 2016
A. R. Sanchez, Jr.

/s/ Gilbert A. Garcia	Director	February 29, 2016
Gilbert A. Garcia

/s/ Greg Colvin	Director	February 29, 2016
Greg Colvin

/s/ Alan G. Jackson	Director	February 29, 2016
Alan G. Jackson

/s/ Sean m. Maher	Director	February 29, 2016
Sean M. Maher

/s/ Brian Carney	Director	February 29, 2016
Brian Carney

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sanchez Energy Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sanchez Energy Corporation:

We have audited the accompanying consolidated balance sheet of Sanchez Energy Corporation and subsidiaries as of December 31, 2015 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Energy Corporation and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanchez Energy Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the company has changed its method of accounting for the presentation of deferred tax assets and liabilities in 2015.

/s/ KPMG LLP

Houston, Texas
February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sanchez Energy Corporation:

We have audited Sanchez Energy Corporation ’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sanchez Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sanchez Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sanchez Energy Corporation and subsidiaries as of December 31, 2015 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sanchez Energy Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of Sanchez Energy Corporation as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Energy Corporation at December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

DO USA
/s/ BDO USA, LLP

Houston, Texas
March 2, 2015

Sanchez Energy Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$435,048	$473,714
Oil and natural gas receivables	30,668	69,795
Joint interest billings receivables	1,259	14,676
Accounts receivable - related entities	3,697	386
Fair value of derivative instruments	172,494	100,181
Other current assets	23,452	23,002
Total current assets	666,618	681,754
Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	253,529	385,827
Proved oil and natural gas properties	2,914,867	2,582,441
Total oil and natural gas properties	3,168,396	2,968,268
Less: Accumulated depreciation, depletion, amortization and impairment	(2,412,293)	(706,590)
Total oil and natural gas properties, net	756,103	2,261,678

Other assets:
Debt issuance costs, net	41,039	48,168
Fair value of derivative instruments	5,789	24,024
Deferred tax asset	—	7,443
Investments	49,985	—
Other assets	22,809	19,101
Total assets	$1,542,343	$3,042,168
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,184	$29,487
Other payables	2,004	4,415
Accrued liabilities:
Capital expenditures	51,983	162,726
Other	69,974	67,162
Deferred premium liability	24,548	—
Other current liabilities	14,813	5,166
Total current liabilities	167,506	268,956
Long term debt, net of premium and discount	1,746,966	1,746,263
Asset retirement obligations	25,907	25,694
Fair value of derivative instruments	—	889
Other liabilities	58,133	779
Total liabilities	1,998,512	2,042,581
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of December 31, 2015 and 2014 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 and 3,532,330 shares issued and outstanding as of December 31, 2015 and 2014 of 6.500% Convertible Perpetual Preferred Stock, Series B, respectively)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 61,928,089 and 58,580,870 shares issued and outstanding as of December 31, 2015 and 2014, respectively)	619	586
Additional paid-in capital	1,079,513	1,064,667
Accumulated deficit	(1,536,354)	(65,719)
Total stockholders' equity (deficit)	(456,169)	999,587
Total liabilities and stockholders' equity (deficit)	$1,542,343	$3,042,168

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,

	2015	2014	2013
REVENUES:
Oil sales	$307,971	$538,887	$290,322
Natural gas liquid sales	69,011	66,989	13,013
Natural gas sales	98,797	60,188	11,085
Total revenues	475,779	666,064	314,420
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	156,528	93,581	35,669
Production and ad valorem taxes	26,870	37,787	17,334
Depreciation, depletion, amortization and accretion	344,572	338,097	134,845
Impairment of oil and natural gas properties	1,365,000	213,821	—
General and administrative (inclusive of stock-based compensation expense of $14,831, $12,843, and $17,751 and for 2015, 2014, and 2013, respectively)	74,160	63,692	47,951
Total operating costs and expenses	1,967,130	746,978	235,799
Operating income (loss)	(1,491,351)	(80,914)	78,621
Other income (expense):
Interest income and other income (expense)	(2,163)	289	135
Interest expense	(126,399)	(89,800)	(30,934)
Net gains (losses) on commodity derivatives	172,886	137,205	(16,938)
Total other income (expense)	44,324	47,694	(47,737)
Income (loss) before income taxes	(1,447,027)	(33,220)	30,884
Income tax expense (benefit)	7,600	(11,429)	3,986
Net income (loss)	(1,454,627)	(21,791)	26,898
Less:
Preferred stock dividends	(16,008)	(33,590)	(18,525)
Net income allocable to participating securities	—	—	(364)
Net income (loss) attributable to common stockholders	$(1,470,635)	$(55,381)	$8,009

Net income (loss) per common share - basic and diluted	$(25.70)	$(1.06)	$0.22
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted	57,229	52,338	36,379

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, December 31, 2012	3,000	$30	—	$—	33,762	$338	$385,086	$(18,711)	$366,743
Common shares issued, net of offering costs of $12,500	—	—	—	—	11,040	111	241,309	—	241,420
Issuance of Series B Preferred Stock, net of offering costs of $8,440	—	—	4,500	45	—	—	216,515	—	216,560
Preferred stock dividends	—	—	—	—	—	—	—	(18,525)	(18,525)
Purchase of oil and natural gas properties for common stock	—	—	—	—	343	3	7,517	—	7,520
Restricted stock awards, net of forfeitures	—	—	—	—	1,276	13	(13)	—	—
Purchases of common stock	—	—	—	—	(52)	(1)	(1,057)	—	(1,058)
Stock-based compensation	—	—	—	—	—	—	17,751	—	17,751
Net income	—	—	—	—	—	—	—	26,898	26,898
BALANCE, December 31, 2013	3,000	$30	4,500	$45	46,369	$464	$867,108	$(10,338)	$857,309
Common shares issued, net of offering costs of $8,731	—	—	—	—	5,000	50	167,469	—	167,519
Preferred stock dividends	—	—	—	—	—	—	—	(16,293)	(16,293)
Restricted stock awards, net of forfeitures	—	—	—	—	1,673	17	(17)	—	—
Exchange of preferred stock for common stock	(1,161)	(12)	(968)	(10)	5,539	55	17,264	(17,297)	—
Stock-based compensation	—	—	—	—	—	—	12,843	—	12,843
Net loss	—	—	—	—	—	—	—	(21,791)	(21,791)
BALANCE, December 31, 2014	1,839	$18	3,532	$35	58,581	$586	$1,064,667	$(65,719)	$999,587
Common shares issued	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	(15,960)	(15,960)
Restricted stock awards, net of forfeitures	—	—	—	—	3,337	33	(33)	—	—
Exchange of preferred stock for common stock	—	—	(4)	—	10	—	48	(48)	—
Stock-based compensation	—	—	—	—	—	—	14,831	—	14,831
Net loss	—	—	—	—	—	—	—	(1,454,627)	(1,454,627)
BALANCE, December 31, 2015	1,839	$18	3,528	$35	61,928	$619	$1,079,513	$(1,536,354)	$(456,169)

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,454,627)	$(21,791)	$26,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	344,572	338,097	134,845
Impairment of oil and natural gas properties	1,365,000	213,821	—
Stock-based compensation expense	14,831	12,843	17,751
Net (gains) losses on commodity derivative contracts	(172,886)	(137,205)	16,938
Net cash settlement received (paid) on commodity derivative contracts	131,123	5,600	(4,959)
Cash reimbursements received for operating leasehold improvements	2,648	—	—
Premiums paid on commodity derivative contracts	(121)	(596)	(1,024)
Loss on investment in SPP	935	—	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,086)	—	—
Amortization of debt issuance costs	7,529	9,002	6,902
Accretion of debt discount, net	703	755	258
Deferred taxes	7,443	(11,429)	3,986
Changes in operating assets and liabilities:
Accounts receivable	60,480	(26,971)	(47,649)
Other current assets	(450)	(21,633)	(969)
Accounts payable	(25,303)	(2,868)	32,355
Accounts receivable - related entities	(3,311)	(1,347)	(12,494)
Other payables	(2,290)	1,522	2,286
Accrued liabilities	2,813	51,590	14,137
Other current liabilities	(5,166)	5,166	—
Other liabilities	1,188	779	—
Net cash provided by operating activities	272,025	415,335	189,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(656,136)	(791,260)	(479,908)
Payments for other property and equipment	(8,123)	(14,062)	(2,050)
Proceeds from sale of oil and natural gas properties	427,571	—	—
Acquisition of oil and natural gas properties	(7,658)	(555,942)	(622,996)
Purchases of investments	(49,985)	—	—
Sale of investments	—	—	11,591
Net cash used in investing activities	(294,331)	(1,361,264)	(1,093,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	100,000	236,000
Repayment of borrowings	—	(100,000)	(236,000)
Issuance of senior notes, net of premium and discount	—	1,152,250	593,000
Issuance of common stock	—	176,250	253,920
Issuance of preferred stock	—	—	225,000
Payments for offering costs	—	(8,731)	(20,939)
Financing costs	(400)	(37,364)	(24,112)
Preferred dividends paid	(15,960)	(16,293)	(18,525)
Purchase of common stock	—	—	(1,058)
Net cash provided by (used in) financing activities	(16,360)	1,266,112	1,007,286

Increase (decrease) in cash and cash equivalents	(38,666)	320,183	103,184
Cash and cash equivalents, beginning of period	473,714	153,531	50,347
Cash and cash equivalents, end of period	$435,048	$473,714	$153,531

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$(1,877)	$20,303	$3,386
Change in accrued capital expenditures	(110,744)	75,843	43,323
Capital expenditures in accounts payable	—	14,545	14,545
Purchase of oil and natural gas properties in exchange for common stock	—	—	7,520
Common stock issued in exchange for preferred stock	273	123,731	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	158	—	—
Cash paid for interest	$121,644	$48,064	$25,927

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 1. Organization and Business

Sanchez Energy Corporation (together with our consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms) is an independent exploration and production company, formed in August 2011 as a Delaware corporation, focused on the exploration, acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana. We have accumulated net leasehold acreage in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10‑K in the “Glossary of Selected Oil and Natural Gas Terms.”

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Recent Accounting Pronouncements

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position by jurisdiction rather than separately presented as current and non-current portions. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company chose to adopt ASU 2015-17 as of the quarter ended December 31, 2015 on a retrospective basis.  Adoption of this guidance affected the balance sheets as of December 31, 2014 as follows (in thousands):

Decrease in Non-current assets of approximately $33,242

Decrease in Current liabilities of approximately $33,242

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements, but do not expect the impact to be material.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Oil and Natural Gas Receivables

The majority of the Company’s receivables arise from sales of oil, natural gas liquids (“NGLs”) or natural gas. The Company does not have any off‑balance‑sheet credit exposure related to its customers. Receivables from the sale of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

oil and natural gas are generally unsecured. Allowances for doubtful accounts are determined based on management’s assessment of the creditworthiness of the customer. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all the collection attempts have been exhausted. At December 31, 2015 and 2014, management believed that all balances were fully collectible and no allowance for doubtful accounts was deemed necessary.

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with Securities and Exchange Commission (“SEC”) rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12‑month average prices, calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the year ended December 31, 2015, the Company recorded a full cost ceiling test impairment after income taxes of $1,365 million. During the year ended December 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $213.8 million. No impairment expense was recorded for the year ended December 31, 2013.

Depreciation, depletion, amortization and accretion—Depreciation, depletion, amortization and accretion (“DD&A”) is provided using the units-of-production method based upon estimates of proved oil, NGL and natural gas reserves with oil, NGL and natural gas production being converted to a common unit of measure based upon their relative energy content. All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves, are amortized using the units-of-production method based on total proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at depletion rates under the units‑of‑production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third party geologists and engineers, which require

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion and impairment expense.

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

Based on management’s review and current operating plans, 11%, 9% and 11% of the unproved property balance at December 31, 2015 is expected to be added to the amortization base during the years 2016, 2017 and 2018, respectively. The remaining balances in unproved properties relate to project areas that will not be thoroughly evaluated until after 2018, and represent leasehold interests that have expiration dates beginning in 2019 or leasehold interests that are currently held by production.

The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2015, and notes the year in which the associated costs were incurred (in thousands):

	Year of Acquisition
	Prior to 2013	2013	2014	2015	Total
Leasehold acquisition costs	$6,566	$78,944	$129,485	$17,211	$232,206
Exploration costs	442	2,588	2,454	343	5,827
Development costs	—	1,246	5,380	8,870	15,496
Total	$7,008	$82,778	$137,319	$26,424	$253,529

Oil and Natural Gas Reserve Quantities

The Company’s most significant estimates relate to its proved oil and natural gas reserves. The estimates of oil and natural gas reserves as of December 31, 2015, 2014 and 2013 are based on reports prepared by a third party engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”).

Estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott has historically prepared a reserve and economic evaluation of the Company’s properties, utilizing information provided to it by management and other information available, including information from the operators of the property.

The standards of the Financial Accounting Standards Board (“FASB”) and rules of the SEC permit the use of new technologies to determine proved reserve estimates if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volume estimates. These rules allow, but do not require, companies to disclose their probable and possible reserves to investors in documents filed with the SEC.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Debt Issuance Costs

Debt issuance costs relating to long‑term debt have been deferred and are being amortized and recorded as interest expense over the term of the related debt instrument. During 2015, the Company capitalized approximately $0.4 million in costs associated with amending our Second Amended and Restated Agreement (as defined in Note 5, “Long-Term Debt”). During 2014, the Company capitalized approximately $37.4 million in costs associated with the issuance of the 6.125% Notes (as defined in Note 5, “Long-Term Debt”) and costs incurred to enter into the Second Amended and Restated Credit Agreement. The Company expensed $3.9 million of debt issuance costs during 2014 in conjunction with the termination of our senior unsecured Bridge Facility (as defined in Note 5, “Long-Term Debt”) obtained in connection with the acquisition of contiguous acreage in Dimmit, LaSalle and Webb Counties, Texas with 176 gross producing wells (the “Catarina Acquisition”). At December 31, 2015 and December 31, 2014, the Company had approximately $41.0 million and $48.2 million, respectively, of debt issuance costs (net of accumulated amortization of $14.7 million and $7.2 million, respectively) remaining that are being amortized over the terms of the respective debt.

Environmental Expenditures

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non‑capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally not discounted unless the timing of cash payments for the liability or component is fixed or reliably determinable.

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

Management believes the Company is currently in compliance with all applicable federal, state and local regulations associated with its properties. Accordingly, no environmental remediation liability or loss associated with the Company’s properties was recorded as of December 31, 2015 and 2014.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

To estimate the fair value of an asset retirement obligation, the Company employs a present value technique, which reflects certain assumptions, including its credit‑adjusted risk‑free interest rate, inflation rate, the estimated settlement date of the liability and the estimated current cost to settle the liability. Changes in timing or to the original estimate of cash flows will result in change to the carrying amount of the liability.

Stock‑Based Compensation

The Company records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” Stock-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

Awards granted to employees of the Sanchez Group (as defined in Note 7, “Stock-Based Compensation”) (including those employees of the Sanchez Group who also serve as the Company’s officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered.

For the restricted stock awards granted to non-employees, stock-based compensation expense is based on fair value remeasured at each reporting period and recognized over the vesting period using the straight-line method. Compensation expense for these awards will be revalued at each period end until vested.

Revenue Recognition

Oil, NGL and natural gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The sales method of accounting is used for oil, NGL and natural gas sales. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in‑kind” and, in doing so, take more or less than their respective entitled percentage. As of December 31, 2015, 2014 and 2013 there were no material oil and natural gas imbalances.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Sales to Major Customers

The Company’s oil, NGL and natural gas production was sold to certain customers representing 10% or more of its total revenues for the years ended December 31, 2015, 2014 and 2013 as listed below:

	2015	2014	2013
Customer A	7%	23%	41%
Customer B	14%	4%	0%
Customer C	4%	15%	23%
Customer D	38%	37%	19%

Production is normally sold to relatively few customers. Substantially all of the Company’s customers are concentrated in the oil and natural gas industry and revenue can be materially affected by current economic conditions, the price of certain commodities such as crude oil and natural gas and the availability of alternate purchasers. Management believes the loss of any of the Company’s major customers would not have a long‑term material adverse effect on the Company’s operations.

General and Administrative Expenses

On December 19, 2011, the Company entered into a services agreement and other related agreements with Sanchez Oil & Gas Corporation (“SOG”), pursuant to which SOG (directly or through its subsidiaries) agreed to provide the Company with the services and data that the Company believes are necessary to manage, operate and grow its business, and the Company agreed to reimburse SOG for all direct and indirect costs incurred on its behalf. See detailed discussion of the Company’s relationship with SOG in Note 9, “Related Party Transactions.”

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

satisfied, then the Company must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. Any interest or penalties would be recognized as a component of income tax expense.

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company’s financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2015 or 2014.

Earnings per Share

Basic net income (loss) per common share are computed using the two-class method. The two-class method is required for those entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s restricted shares of common stock (see Note 7, “Stock‑Based Compensation”) are participating securities under ASC 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock. Participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

Diluted net income (loss) per common share reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Company’s Series A and Series B Convertible Perpetual Preferred Stock using the if‑converted method, if the effect is dilutive.

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

Catarina Acquisition

On June 30, 2014, we completed the Catarina Acquisition for an aggregate adjusted purchase price of $557.1 million. The effective date of the transaction was January 1, 2014. The purchase price was funded with a portion of the proceeds from the issuance of the $850 million senior unsecured 6.125% notes due 2023 (the ‘‘Original 6.125% Notes’’) and cash on hand. The purchase price allocation for the Catarina Acquisition is preliminary and is subject to further adjustments and the settlement of certain post-closing adjustments with the seller. The total purchase price was allocated

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$446,906
Unproved properties	122,224
Other assets acquired	2,682
Fair value of assets acquired	571,812
Asset retirement obligations	(14,723)
Fair value of net assets acquired	$557,089

Wycross Acquisition

On October 4, 2013, we completed our acquisition of contiguous acreage in McMullen County, Texas with 13 gross producing wells (the “Wycross Acquisition”) for an aggregate adjusted purchase price of $229.6 million. The effective date of the transaction was July 1, 2013. The purchase price was funded with proceeds from the issuance of the Additional 7.75% Notes (as defined in Note 5, “Long-Term Debt”), the issuance of 11,040,000 shares of common stock, and cash on hand. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$215,265
Unproved properties	13,095
Other assets acquired	1,523
Fair value of assets acquired	229,883
Asset retirement obligations	(158)
Other liabilities assumed	(113)
Fair value of net assets acquired	$229,612

Cotulla Acquisition

On May 31, 2013, we completed our acquisition of acreage in Dimmit, Frio, LaSalle and Zavala Counties, Texas with 53 gross producing wells (the “Cotulla Acquisition”) for an aggregate adjusted purchase price of $280.9 million. The effective date of the transaction was March 1, 2013.

The purchase price was funded with borrowings under the Company’s Amended and Restated Credit Agreement (as defined in Note 5, “Long-Term Debt”), cash on hand, and proceeds from the Company’s private placement of the Series B Convertible Perpetual Preferred Stock. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$265,466
Unproved properties	16,745
Fair value of assets acquired	282,211
Asset retirement obligations	(1,138)
Other liabilities assumed	(190)
Fair value of net assets acquired	$280,883

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Palmetto Disposition

On March 31, 2015, we completed our disposition to a subsidiary of Sanchez Production Partners LP (“SPP”) of escalating amounts of partial working interests in 59 wellbores located in Gonzales County, Texas (the “Palmetto Disposition”) for an adjusted sales price of approximately $83.4 million. The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. We received consideration consisting of approximately $83.0 million (approximately $81.4 million as adjusted) cash and 1,052,632 common units of SPP (the “SPP Common Units”) valued at approximately $2.0 million as of the date of the closing. These SPP Common Units were later sold back to SPP in October 2015 as part of the Western Catarina Midstream Divestiture described below. The Company did not record any gains or losses related to the Palmetto Disposition.

Western Catarina Midstream Divestiture

On October 14, 2015, the Company and SN Catarina, LLC (“SN Catarina”) completed the sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (“Catarina Midstream”), which as of the closing included certain midstream gathering lines and associated assets and interests located in Dimmit County and Webb County, Texas and 105,263 SPP Common Units to SPP for an adjusted purchase price of $345.8 million in cash (the “Western Catarina Midstream Divestiture”). In connection with the closing of the Western Catarina Midstream Divestiture, SN Catarina and Catarina Midstream entered into a Firm Gathering and Processing Agreement (the “Gathering Agreement”) on October 14, 2015 for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream. In addition, for the first five years of the Gathering Agreement, SN Catarina will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.  SN Catarina will be required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through the gathering system, in each case, subject to an annual escalation for a positive increase in the consumer price index. In addition, SN Catarina has, under certain circumstances, a right of first refusal during the term of the agreement and afterwards with respect to dispositions by Catarina Midstream of its ownership interest in the gathering system. The Company recorded a deferred gain of approximately $74.1 million as a result of Gathering Agreement being accounted for as an operating lease. This deferred gain will be amortized straight-line over the firm commitment term of five years as an offset to the transportation fees paid to SPP under the Gathering Agreement.

Pro Forma Operating Results (Unaudited)

The following unaudited pro forma combined results for the year ended December 31, 2014 reflects the consolidated results of operations of the Company as if the Catarina Acquisition and related financing had occurred on January 1, 2013. The pro forma information includes adjustments primarily for revenues and expenses from the acquired properties, depreciation, depletion, amortization and accretion, impairment and interest expense and debt issuance cost amortization for acquisition debt.

The unaudited pro forma combined financial statements give effect to the events set forth below:

•The Catarina Acquisition completed on June 30, 2014.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

•Issuance of the Original 6.125% Notes to finance a portion of the Catarina Acquisition, and the related adjustments to interest expense:

Year Ended December 31,
2014
Revenues	$825,404
Net income (loss) attributable to common stockholders	$115,985
Net income (loss) per common share, basic and diluted	$2.22

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Catarina Acquisition and related financings been completed as of the date set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Company’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

Post‑Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2014, for the Catarina Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

	Year Ended December 31,
	2015	2014
Revenues	$274,364	$134,885
Excess of revenues over direct operating expenses	$156,095	$96,225

Note 4. Cash and Cash Equivalents

As of December 31, 2015 and 2014, cash and cash equivalents consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Cash at banks	$35,600	$73,528
Money market funds	399,448	400,186
Total cash and cash equivalents	$435,048	$473,714

Note 5. Long‑Term Debt

Long-term debt as of December 31, 2015 consisted of $1.15 billion face value of 6.125% senior notes (the “6.125% Notes,” consisting of $850 million in Original 6.125% Notes and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million) maturing on January 15, 2023, and $600 million principal amount of 7.75% senior notes (the “7.75% Notes,” consisting of $400 million in Original 7.75% Notes

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

(defined below) and $200 million in Additional 7.75% Notes, which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021. As of December 31, 2015 and 2014 the Company’s long-term debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			December 31,	December 31,
	Interest Rate	Maturity date	2015	2014
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—	$—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,750,000	1,750,000
Unamortized discount on Additional 7.75% Notes			(4,933)	(5,837)
Unamortized premium on Additional 6.125% Notes			1,899	2,100
Total long-term debt			$1,746,966	$1,746,263

The components of interest expense are (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest on Senior Notes	$(116,938)	$(78,479)	$(21,355)
Interest expense and commitment fees on credit agreement	(1,229)	(1,564)	(2,418)
Amortization of debt issuance costs	(7,529)	(9,002)	(6,902)
Amortization of discount on Additional 7.75% Notes	(904)	(905)	(259)
Amortization of premium on Additional 6.125% Notes	201	150	—
Total interest expense	$(126,399)	$(89,800)	$(30,934)

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

Second Amended and Restated Credit Agreement:  On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner and the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

lenders party thereto (the ‘‘Second Amended and Restated Credit Agreement’’). The Company has elected an available commitment amount under the Second Amended and Restated Credit Agreement of $300 million. Additionally, the Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of December 31, 2015, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and aggregate elected commitment. The borrowing base under the Second Amended and Restated Credit Agreement was set at $362.5 million upon issuance of the Additional 6.125% Notes and was increased to $650 million in connection with the October 1, 2014 redetermination. However, the Company elected a commitment amount of $300 million and the Company retained the ability to increase the aggregate elected commitment up to the $650 million approved borrowing base upon written notice from the Company and compliance with certain conditions, including the consent of any lender whose elected commitment was increased. On March 31, 2015, pursuant to an amendment of the Second Amended and Restated Credit Agreement, the borrowing base under such agreement was changed to $550 million, with the aggregate elected commitment amount of $300 million remaining unchanged. The borrowing base was reduced as a result of several factors that included the decrease in reserve value from the decline in commodity prices along with the reduction in reserves in connection with the Palmetto disposition discussed above partially offset by underlying new reserve growth through drilling. On November 20, 2015, in connection with the October 1, 2015 redetermination, the borrowing base under the Second Amended and Restated Credit Agreement changed from $550 million to $500 million, with the aggregate elected commitment amount of $300 million remaining unchanged.  The borrowing base was further reduced to $425 million, without any change to the aggregate elected commitment amount, by the Sixth Amendment (as defined below), as further discussed in Note 18, “Subsequent Events.” All of the aggregate elected commitment amount was available for future revolver borrowings as of December 31, 2015.

The Second Amended and Restated Credit Agreement matures on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement can be subsequently redetermined up or down by the lenders based on, among other things, their evaluation of the Company’s and its restricted subsidiaries’ oil and natural gas reserves.  Redeterminations of the borrowing base are scheduled to occur semi-annually on or before April 1 and October 1 of each year. The borrowing base is also subject to (i) automatic reduction by  25% of the amount of any increase in the aggregate amount of the Company’s high yield debt and (from the date of the Sixth Amendment and as further discussed in Note 18, “Subsequent Events”) second lien debt, other than second lien debt representing the payment of interest in kind, (ii) interim redetermination at the election of the Company once between each scheduled redetermination, (iii) interim redetermination at the election of the administrative agent at the direction of a majority of the credit exposures  or, if none, the elected commitments of the lenders, once between each scheduled redetermination and (iv) if the required lenders so direct in connection with asset sales and swap terminations involving more than 10% of the value of the proved developed oil and gas properties included in the most recent reserve report, reduction in an amount equal to the borrowing base value, as determined by the administrative agent in its reasonable judgment, of the assets so sold and swaps so terminated.

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

The obligations under the Second Amended and Restated Credit Agreement are guaranteed by all of the Company’s existing and future subsidiaries not designated as “unrestricted subsidiaries.”  At the Company’s election, borrowings under the Second Amended and Restated Credit Agreement may be made on an alternate base rate or an adjusted eurodollar rate basis, plus an applicable margin. The applicable margin varies from 0.50% to 2.50% for

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

alternate base rate borrowings and from 1.50% to 2.50% for eurodollar borrowings, depending on the utilization of the borrowing base. Furthermore, the Company is also required to pay a commitment fee on the unused committed amount at a rate varying from 0.375% to 0.50% per annum, depending on the utilization of the elected commitment.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates, hedge transactions and make certain acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 at all times, and (ii) senior secured debt to consolidated last twelve months (“LTM”) EBITDA of not greater than 2.25 to 1.0 as of the last day of any fiscal quarter.

On October 30, 2015, the Company, the Guarantors, the Administrative Agent and the other agents and lenders party thereto entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement (the “Fifth Amendment”) which Fifth Amendment, among other things, (1) amended the Second Amended and Restated Credit Agreement and its exhibits and schedules to (a) update certain disclosures to be effective as of the date of the Fifth Amendment, including (i) the organizational chart and subsidiary list in the schedules to the Second Amended and Restated Credit Agreement to reflect the disposition of Catarina Midstream, LLC and (ii) the lists of marketing contracts and swap agreements in the schedules to the Second Amended and Restated Credit Agreement; (b) modify certain representations and the form of compliance certificate under the Second Amended and Restated Credit Agreement to reference updated disclosures provided to the Administrative Agent pursuant to the terms of the Second Amended and Restated Credit Agreement; (c) modify certain covenants to expressly (i) not require the Company to deliver fourth quarter financial statements prior to the delivery of annual financial statements, (ii) not require that certain insurance policies of the Loan Parties contain certain endorsements or loss payable provisions and (iii) permit the Loan Parties to enter into certain leases; (d) permit the Loan Parties to deliver certain financial statements and related documents required under the Second Amended and Restated Credit Agreement electronically and provide that, except in the case of compliance certificates or for other deliveries to the Administrative Agent or a lender that requests physical delivery, any such statements and documents that are filed with the SEC are deemed delivered when posted on the Company’s website or other internet or intranet website to which each lender and the Administrative Agent have access; (e)(i) specifically identify TPL South Texas Processing Company LP as the counterparty to the previously permitted Eagle Ford Midstream JV Transaction (as defined in the Fifth Amendment), (ii) separately identify and permit the “Gathering JV” component of such transaction and increase from $80 million to $115 million the permitted investment basket for investments in the Eagle Ford Midstream JV Transaction generally, thereby making the entire existing $50 million “other” permitted investment basket available for investments either in such transaction or other investments in unrestricted subsidiaries of the Company and (iii) provide that none of the transactions comprising the Eagle Ford Midstream JV Transaction shall be considered synthetic leases; (f) modify the change-in-business covenant to permit unrestricted subsidiaries to make direct or indirect investments in the oil and gas industry and related businesses and activities without restrictions on geography; (g) change the definition of “Material Adverse Effect” to (i) reference, among other things, (x) the ability of the Loan Parties to perform their obligations under the Loan Documents (as defined in the Second Amended and Restated Credit Agreement), rather than the ability of any Loan Party to perform any of its obligations under any Loan Document, (y) the validity or enforceability of the Loan Documents, rather than the validity or enforceability of any Loan Document, (z) the rights and remedies of or benefits available to the Administrative Agent, any issuing bank or any lender under the Loan Documents, rather than under any Loan Document and (ii) provide that

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

general market or industry conditions, which do not affect the Company in a disproportionately adverse manner, shall not constitute or be taken into account in determining whether there has been a “Material Adverse Effect”; and (h) provide for other technical amendments, clarifications and corrections; and (2) waived any existing breaches of, and any resulting defaults or events of defaults under the Second Amended and Restated Credit Agreement with respect to, the Company’s covenants in the Second Amended and Restated Credit Agreement (a) to deliver fourth quarter financial statements within 45 days after the end of such fiscal quarter; (b) to provide certain loss payable clauses or provisions and endorsements with respect to certain insurance maintained by the Loan Parties; and (c) in respect of leases other than capital leases and leases of hydrocarbon interests.

On January 22, 2016, the Company, the Guarantors, the Administrative Agent and the other agents and lenders party thereto entered into the Sixth Amendment to the Second Amended and Restated Credit Agreement (the “Sixth Amendment”) to modify certain representations, covenants, exhibits and schedules and to waive any existing breaches of, and any resulting defaults or events of default with respect to certain covenants of the Second Amended and Restated Credit Agreement, all as further discussed in Note 18, “Subsequent Events.”

From time to time, the agents, arrangers, book runners and lenders under the Second Amended and Restated Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions. As of December 31, 2015, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

Bridge Commitment:    In connection with the Catarina Acquisition we obtained a commitment (the “Bridge Commitment”) from Royal Bank of Canada, RBC Capital Markets, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Capital One, National Association and SunTrust Bank to provide, arrange, bookrun and agent, as applicable, a senior unsecured bridge facility (the “Bridge Facility”), in an aggregate amount up to $300 million (reduced by the aggregate principal amount of the Additional 6.125% Notes). The Bridge Commitment was set to expire upon the earliest to occur of (a) August 19, 2014, (b) the date of execution and delivery of definitive bridge documentation by us and the lenders under the Bridge Facility or (c) the termination of the commitments by us. The Company terminated the Bridge Commitment upon the execution of the Second Amended and Restated Credit Agreement on June 30, 2014 and wrote off $3.9 million in costs associated with obtaining the Bridge Commitment to interest expense at that time.

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

On September 18, 2013, we issued an additional $200 million in aggregate principal amount of our 7.75% senior notes due 2021 (the “Additional 7.75% Notes” and, together with the Original 7.75% Notes, the “7.75% Notes”) in a private offering at an issue price of 96.5% of the principal amount of the Additional 7.75% Notes. We received net proceeds of $188.8 million (after deducting the initial purchasers’ discounts and offering expenses of $4.2 million) from the sale of the Additional 7.75% Notes.  The Company also received cash for accrued interest from June 13, 2013 through the date of issuance of $4.1 million, for total net proceeds of $192.9 million from the sale of the Additional

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

7.75% Notes. The Additional 7.75% Notes were issued under the same indenture as the Original 7.75% Notes, and are therefore treated as a single class of securities under the indenture. We used the net proceeds from the offering to partially fund the Wycross Acquisition completed in October 2013, a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

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

On July 18, 2014, we completed an exchange offer of $600 million aggregate principal amount of the 7.75% Notes that had been registered under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), for an equal amount of the 7.75% Notes that had not been registered under the Securities Act.

6.125% Senior Notes Due 2023

On June 27, 2014, the Company completed a private offering of the Original 6.125% Notes. Interest is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its Amended and Restated Credit Agreement and to finance a portion of the purchase price of the Catarina Acquisition. We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.

On September 12, 2014, we issued an additional $300 million in aggregate principal amount of our 6.125% senior notes due 2023 (the ‘‘Additional 6.125% Notes’’ and, together with the Original 6.125% Notes, the 6.125% Notes

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

and, together with the 7.75% Notes, the ‘‘Senior Notes’’) in a private offering at an issue price of 100.75% of the principal amount of the Additional 6.125% Notes. We received net proceeds of $295.9 million, after deducting the initial purchasers’ discounts, adding premiums to face value of $2.3 million and deducting estimated offering expenses of $6.4 million. The Company also received cash for accrued interest from June 27, 2014 through the date of the issuance of $3.8 million, for total net proceeds of $299.7 million from the sale of the Additional 6.125% Notes. The Additional 6.125% Notes were issued under the same indenture as the Original 6.125% Notes, and are therefore treated as a single class of securities under the indenture. We used a portion of the net proceeds from the offering to fund a portion of the 2014 capital budget and intend to use the remainder of the net proceeds to fund a portion of the 2015 capital budget, and for general corporate purposes.

The 6.125% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The 6.125% Notes rank senior in right of payment to the Company’s future subordinated indebtedness. The 6.125% Notes are effectively junior in right of payment to all of the Company’s existing and future secured debt (including under the Second Amended and Restated Credit Agreement) to the extent of the value of the assets securing such debt. The 6.125% Notes are fully and unconditionally guaranteed (except for customary release provisions) on a joint and several senior unsecured basis by the subsidiary guarantors party to the indenture governing the 6.125% Notes. To the extent set forth in the indenture governing the 6.125% Notes, certain of our subsidiaries will be required to fully and unconditionally guarantee the 6.125% Notes on a joint and several senior unsecured basis in the future.

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

Note 6. Stockholders’ Equity

Common Stock Offerings— On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters’ overallotment option), at an issue price of $23.00 per share. The Company received net proceeds from this offering of approximately $241.4 million, after deducting underwriters’ fees and offering expenses of approximately

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

$12.5 million. The Company used the net proceeds from the offering to partially fund the Wycross Acquisition completed in October 2013 and a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

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

Series A Convertible Perpetual Preferred Stock Offering—On September 17, 2012, the Company completed a private placement of 3,000,000 shares of Series A Convertible Perpetual Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The issue price of each share of the Series A Convertible Perpetual Preferred Stock was $50.00. The Company received net proceeds from the private placement of approximately $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs of approximately $5.5 million.

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

The annual dividend on each share of Series A Convertible Perpetual Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Company’s Board of Directors (the “Board”). The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2015, all dividends accumulated through that date had been paid.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

The annual dividend on each share of Series B Convertible Perpetual Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2015, all dividends accumulated through that date had been paid.

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

Preferred Stock Exchanges—On February 12, 2014 and February 13, 2014, the Company entered into exchange agreements with certain holders (the ‘‘February 2014 Holders’’) of the Company’s Series A Convertible Perpetual Preferred Stock, and of Series B Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of (i) 947,490 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,425,574 shares of the Company’s common stock, and (ii) 756,850 shares of the Series B Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 2,021,066 shares of common stock.

Additionally, on May 29, 2014, the Company entered into exchange agreements with certain holders (the ‘‘May 2014 Holders’’) of the Company’s Series A Convertible Perpetual Preferred Stock, and of Series B Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of (i) 166,025 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 418,715 shares of the Company’s common stock, and (ii) 210,820 shares of the Series B Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 553,980 shares of common stock.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Further, on August 28, 2014, the Company entered into exchange agreements with certain holders (the ‘‘August 2014 Holders,’’ and together with the May 2014 Holders and the February 2014 Holders, the ‘‘Holders’’) of the Company’s Series A Convertible Perpetual Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of 47,500 shares of Series A Convertible Perpetual Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 119,320 shares of the Company’s common stock.

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

Preferred Stock Conversion—On November 20, 2015, a holder of our Series B Convertible Perpetual Preferred Stock exercised its right to convert 4,500 shares our Series B Convertible Perpetual Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Convertible Perpetual Preferred Stock, in exchange for 10,517 shares of our common stock.

NOL Rights Plan—On July 28, 2015, the Company entered into a net operating loss carryforwards (“NOLs”) rights plan (the “Rights Plan”) with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of our common stock. The dividend was paid on August 10, 2015 to stockholders of record as of the close of business on August 7, 2015 (the “NOL Record Date”). In addition, one Right automatically attaches to each share of common stock issued between the NOL Record Date and such date as when the Rights become exercisable.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net income (loss) per share for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share amounts):

	Year Ended December 31,

	2015	2014	2013
Net income (loss)	$(1,454,627)	$(21,791)	$26,898
Less:
Preferred stock dividends	(16,008)	(33,590)	(18,525)
Net loss allocable to participating securities(1)(2)	—	—	(364)
Net income (loss) attributable to common stockholders	$(1,470,635)	$(55,381)	$8,009
Weighted average number of unrestricted outstanding common shares used to calculate basic net earnings (loss) per share	57,229	52,338	36,379
Dilutive shares(3)(4)(5)	—	—	—
Denominator for diluted earnings (loss) per common share	57,229	52,338	36,379
Net income (loss) per common share - basic and diluted	$(25.70)	$(1.06)	$0.22

(1)	The Company's restricted shares of common stock are participating securities.

(2)

For the years ended December 31, 2015 and 2014,  no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

(3)

The year ended December 31, 2015 excludes 2,663,010 shares of weighted average restricted stock and 12,529,314 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

Note 7. Stock‑Based Compensation

At the Annual Meeting of Stockholders of the Company held on May 21, 2015 (“2015 Annual Meeting”), the Company’s stockholders approved the Sanchez Energy Corporation Second Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The Board had previously approved the LTIP on April 20, 2015, subject to stockholder approval.

The Company’s directors and consultants as well as employees of SOG, Sanchez Energy Partners I, LP, and their affiliates (excluding the Company) (collectively, the “Sanchez Group”) who provide services to the Company are

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

eligible to participate in the LTIP. Awards to participants may be made in the form of restricted shares, phantom shares, share options, share appreciation rights and other share-based awards. The maximum number of shares that may be delivered pursuant to the LTIP is limited to (i) 4,000,000 shares of common stock plus the number of shares of common stock available under the predecessor to the LTIP on the record date of the 2015 Annual Meeting (the "Record Date") at which the stockholders approved the LTIP as well as (ii) upon the issuance of additional shares of common stock from time to time after the Record Date, an automatic increase of 15% of such issuance of additional shares of common stock, unless the Board determines to increase the maximum number of shares of common stock by a lesser amount. Shares withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. In addition, if an award is forfeited, canceled, exercised, paid or otherwise terminates or expires without the delivery of shares, the shares subject to such award are then available for new awards under the LTIP. Shares delivered pursuant to awards under the LTIP may be newly issued shares, shares acquired by the Company in the open market, shares acquired by the Company from any other person, or any combination of the foregoing.

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

During the year ended December 31, 2015, the Company issued 95,237 shares of restricted common stock pursuant to the LTIP to five directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair values of $12.65 and $9.80 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the vesting period

The Company also issued approximately 3.4 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 3.3 million shares of restricted common stock vest in equal annual amounts over a three-year period and the remaining 0.1 million shares of restricted common stock vest in equal amounts over a five-year period.

During the year ended December 31, 2014, the Company issued 35,769 shares of restricted common stock pursuant to the LTIP to four directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair values of $33.05 and $14.90 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the vesting period

The Company also issued approximately 2.0 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 0.7 million shares of restricted common stock vest in equal annual amounts over a two-year period and approximately 1.3 million shares of restricted common stock vest in equal annual amounts over a three-year period.

During the year ended December 31, 2013, the Company issued 28,600 shares of restricted common stock pursuant to the LTIP to three directors of the Company that vest one year from the date of grant. Pursuant to ASC 718,

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

stock-based compensation expense for these awards was based on their grant date fair value of $21.98 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the one year vesting period.

The Company also issued approximately 1.3 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a services agreement. Approximately 0.5 million shares of restricted common stock vest in equal annual amounts over a two-year period and approximately 0.8 million shares of restricted common stock vest in equal annual amounts over a three-year period.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the consolidated statements of operations.

	Year Ended December 31,
	2015	2014	2013
Restricted stock awards, directors	$917	$802	$655
Restricted stock awards, non-employees	13,914	12,041	17,096
Total stock-based compensation expense	$14,831	$12,843	$17,751

Based on the $4.31 per share closing price of the Company’s common stock on December 31, 2015, there was approximately $25.7 million of unrecognized compensation cost related to these non‑vested restricted shares outstanding. The cost is expected to be recognized over a weighted average period of approximately 1.84 years.

A summary of the status of the non‑vested shares as of December 31, 2015 is presented below (in thousands, except per share amounts):

				Weighted
			Aggregate	Average
		Weighted	Intrinsic	Remaining
	Number of	Average	Value	Contractual
	Shares	Fair Value	(in thousands)	Life (Years)
Non-vested common stock at December 31, 2014	2,718,286	$22.98	$62,477
Granted	3,482,337	9.03	31,452
Vested	(1,629,221)	22.56	(36,761)
Forfeited	(145,635)	21.39	(3,115)
Non-vested common stock at December 31, 2015	4,425,767	$12.21	$54,053	1.84

As of December 31, 2015, approximately 5.2 million shares remain available for future issuance to participants.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Income Taxes

The components of the federal income tax provision for the years ended December 31, 2015, 2014 and 2013 are (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current expense as a result of current operations	$158	$—	$—
Deferred expense (benefit) as a result of current operations	(506,943)	(11,429)	10,813
Increase (decrease) in valuation allowance	514,385	—	(6,827)
Net income tax expense (benefit)	$7,600	$(11,429)	$3,986

The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) at the federal statutory rate	$(506,460)	$(11,627)	$10,809
Officers' compensation limitation	1,328	—	—
State Taxes (net of federal benefit)	(5,463)	—	—
Non-deductible general and administrative expenses	309	231	4
Percentage depletion carryforward	—	(107)	—
Differences between actual income taxes and
amounts estimated in prior years	3,501	74	—
Income tax expense (benefit)	(506,785)	(11,429)	10,813
Valuation allowance	514,385	—	(6,827)
Net income tax expense (benefit)	$7,600	$(11,429)	$3,986

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets (liabilities):
Derivative assets	$(54,638)	$(43,087)
Depreciable, depletable property, plant and equipment	288,736	(178,164)
Share-based compensation	2,897	3,221
Revenue Recognition	8,417	—
Other	(535)	(300)
Federal net operating loss carryforward	268,068	225,773
State net operating loss carryforward	1,440	—
Deferred tax assets:	514,385	7,443
Valuation allowance	(514,385)	—
Total Deferred tax assets	$—	$7,443

As of December 31, 2015, the Company had NOLs of approximately $765.9 million which begin to expire in 2031. Additionally, the Company had net operating losses in the states of Montana, Mississippi, and Louisiana which will begin to expire in 2018, 2033 and 2026, respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015.

On the basis of this evaluation, as of December 31, 2015, a valuation allowance of approximately $514.4 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The Company will continue to assess the need for a valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position by jurisdiction rather than separately presented as current and non-current portions. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements as of the beginning of an interim or annual reporting period. The Company chose to adopt ASU 2015-17 as of the quarter ended December 31, 2015 on a retrospective basis.  Adoption of this guidance affected the balance sheets as of December 31, 2014 as follows (in thousands):

Decrease in Non-current assets of approximately $33,242.

Decrease in Current liabilities of approximately $33,242.

The Company files income tax returns in the U.S. and various state jurisdictions. Sanchez is no longer subject to examination by federal income tax authorities prior to 2012. State statues vary by jurisdiction.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

As of December 31, 2015, 2014 and 2013, the Company had no material uncertain tax positions.

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

Salaries and associated benefits of SOG employees and are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Administrative fees	$30,430	$33,610	$19,259
Third-party expenses	5,427	4,515	10,941
Total included in general and administrative expenses	$35,857	$38,125	$30,200

As of December 31, 2015 and December 31, 2014, the Company had a net receivable from SOG and other members of the Sanchez Group of $3.7 million and $0.4 million, respectively, which are reflected as “Accounts receivable—related entities” and “Accounts payable—related entities,” respectively, in the consolidated balance sheets. The net receivable as of December 31, 2015 and December 31, 2014 consists primarily of advances paid related to leasehold and other costs paid to SOG. In addition, the net receivable as of December 31, 2015 and December 31, 2014 includes approximately $0.7 million and $0.1 million, respectively, of net receivable from Sanchez Resources, LLC (“Sanchez Resources”).

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

As of December 31, 2015, the Company had a net payable to SPP of approximately $4.4 million that consists primarily of the December accrual for fees associated with the Gathering Agreement (see Note 3, “Acquisitions and Divestitures” for further discussion), which is reflected in the “Other Accrued liabilities” account on the consolidated balance sheets.

Palmetto Disposition

On March 31, 2015, we completed the Palmetto Disposition discussed above to a subsidiary of SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”).

Western Catarina Midstream Divestiture

On October 14, 2015, we completed the Western Catarina Midstream Divestiture discussed above to SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”).

TMS Asset Purchase

In August 2013, we acquired rights to approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS (the “TMS Transaction”) for cash and shares of our common stock. In connection with the TMS Transaction, we established an Area of Mutual Interest (‘‘AMI’’) in the TMS with SR Acquisition I, LLC (‘‘SR’’), a subsidiary of our affiliate Sanchez Resources, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. Sanchez Resources is indirectly owned, in part, by our Chief Executive Officer and the Executive Chairman of the Board, who each also serve on our Board. Eduardo Sanchez, Patricio Sanchez and Ana Lee Sanchez Jacobs, each an immediate family member of our Chief Executive Officer and the Executive Chairman of our Board, collectively, either directly or indirectly, own a majority of the equity interests of Sanchez Resources. Sanchez Resources is managed by Eduardo Sanchez, who is the brother of our Chief Executive Officer and the son of our Executive Chairman of the Board. In addition, Eduardo Sanchez was named President of Sanchez Energy, effective as of October 1, 2015.

As part of the transaction, we acquired our working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR) resulting in our owning an undivided 50% working interest across the AMI through the TMS.

Total consideration for the transactions consisted of approximately $70 million in cash and the issuance of 342,760 common shares of the Company, valued at approximately $7.5 million. The total cash consideration provided to SR, an affiliate of the Company, was $14.4 million, before consideration of any well carries. The acquisitions were accounted for as the purchase of assets at cost at the acquisition date. We also committed, as a part of the total consideration, to carry SR for its 50% working interest in an initial 3 gross (1.5 net) TMS wells to be drilled within the AMI (the “Initial Well Carry”) with an option to drill an additional 6 gross (3 net) TMS wells (“Additional Wells”) within the AMI. In August 2015, after completing the Initial Well Carry, the Company signed an agreement with SR whereby the Company paid SR approximately $8 million in lieu of drilling the remaining two Additional Wells (the “Buyout Agreement”). The Buyout Agreement stipulates that SN has earned full rights to all acreage stated in the TMS Transaction and effectively terminates any future well carry commitments.

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

Under ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are recorded on the consolidated balance sheets at fair value as either short‑term or long‑term assets or liabilities based on their anticipated settlement date. The Company will net derivative assets and liabilities for counterparties where it has a legal right of offset. Changes in the derivatives’ fair values are recognized currently in earnings since the Company has elected not to designate its current derivative contracts as hedges.

As of December 31, 2015, the Company had the following NYMEX WTI crude oil swaps covering anticipated future production:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2016	2,562,000	$70.11	$62.00	-	$80.15

As of December 31, 2015, the Company had the following NYMEX WTI crude oil puts covering anticipated future production:

Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price Range per Bbl
2016	4,026,000	$60.00	$60.00	-	$60.00

As of December 31, 2015, the Company had the following NYMEX Henry Hub natural gas swaps covering anticipated future production:

Calendar Year	Volumes (Mmbtu)	Average Price per Mmbtu	Price Range per Mmbtu
2016	36,290,000	$3.12	$2.54	-	$3.92
2017	27,945,000	$3.00	2.89		$3.65

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning fair value of commodity derivatives	$123,316	$(3,397)	$2,145
Net gains on crude oil derivatives	170,592	115,602	(16,891)
Net gains on natural gas derivatives	26,843	21,603	(47)
Net settlements on derivative contracts:
Crude oil	(123,946)	(4,503)	5,755
Natural gas	(18,522)	(1,097)	32
Net premiums on derivative contracts:
Crude oil	—	(4,892)	5,609
Ending fair value of commodity derivatives	$178,283	$123,316	$(3,397)

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets (in thousands):

	December 31, 2015
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$172,518	$(24)	$172,494
Long-term asset	5,821	(32)	5,789
Total asset	$178,339	$(56)	$178,283
Offsetting Derivative Liabilities:
Current liability	$(24)	$24	$—
Long-term liability	(32)	32	—
Total liability	$(56)	$56	$—

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	December 31, 2014
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$194,953	$(94,772)	$100,181
Long-term asset	24,024	—	24,024
Total asset	$218,977	$(94,772)	$124,205
Offsetting Derivative Liabilities:
Current liability	$(94,772)	$94,772	$—
Long-term liability	(889)	—	(889)
Total liability	$(95,661)	$94,772	$(889)

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$399,448	$—	$—	$399,448
Oil derivative instruments:
Swaps	—	72,887	—	72,887
Puts	—	76,583	—	76,583
Gas derivative instruments:
Swaps	—	28,813	—	28,813
Total	$399,448	$178,283	$—	$577,731

	As of December 31, 2014
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$400,186	$—	$—	$400,186
Oil derivative instruments:
Swaps	—	33,975	—	33,975
Enhanced Swaps	—	—	44,586	44,586
Three-way collars	—	—	24,264	24,264
Gas derivative instruments:
Swaps	—	13,818	—	13,818
Enhanced Swaps	—	—	5,193	5,193
Three-way collars	—	—	1,480	1,480
Total	$400,186	$47,793	$75,523	$523,502

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s consolidated balance sheets as of December 31, 2015 and 2014. The Company’s money market funds represent cash equivalents backed by the assets of high‑quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The Company’s derivative instruments, which consist of swaps, enhanced swaps, collars and puts, are classified as Level 2 as of December 31, 2015, and either Level 2 or Level 3 as of December 31, 2014, in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Since swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2. As of December 31, 2014, the Company’s enhanced swaps, puts, collars and three-way collars included some level of unobservable inputs, such as volatility curves, and were therefore classified as Level 3. As of December 31, 2015, the Company believes that substantially all of the inputs required to calculate the fair value of puts and swaps observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are therefore classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no derivative instruments classified as Level 3 as of December 31, 2015. The fair values of the Company’s derivative instruments classified as Level 3 as of December 31, 2014 and 2013 were $75.5 million and ($0.5) million, respectively. The significant unobservable inputs for Level 3 contracts as of December 31, 2014 include unpublished forward prices of commodities, market volatility and credit risk of counterparties

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	(Level 3)
	Year Ended December 31,
	2015	2014	2013
Beginning balance	$75,523	$(519)	$3,015
Total gains (losses) included in earnings	418	81,404	(8,947)
Net settlements on derivative contracts(1)	(14,277)	(5,362)	5,413
Derivative contracts transferred to Level 2	(61,664)	—	—
Ending balance	$—	$75,523	$(519)
Gains (losses) included in earnings related to derivatives still held as of December 31, 2015, 2014, and 2013	$(940)	$76,760	$(6,304)

(1) Includes ($12,919) of net settlements in Level 2 that were transferred from Level 3 during 2015.

Fair Value on a Non‑Recurring Basis

The Company follows the provisions of ASC 820‑10 for nonfinancial assets and liabilities measured at fair value on a non‑recurring basis. Fair value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocations for the Catarina, Wycross and Cotulla Acquisitions are presented in Note 3, “Acquisitions and Divestitures.” Liabilities assumed include asset retirement obligations existing at the date of acquisition. Asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 12, “Asset Retirement Obligations.”

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Convertible Perpetual Preferred Stock exercised its right to convert 4,500 shares our Series B Convertible Perpetual Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Convertible Perpetual Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 6, ‘‘Stockholders’ Equity.’’

Fair Value of Other Financial Instruments

Financial instruments not carried at fair value consist of oil and natural gas receivables, accounts payable and accrued liabilities and long-term debt. The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $366 million as of December 31, 2015, and was calculated using quoted market prices based on trades of such debt as of that date. The Company uses a market approach to determine fair value of its unregistered 6.125% Notes using observable market data.  However, as the market for the 6.125% Notes is far less active than that of the 7.75% Notes, the Company also uses comparable market values for similar instruments, which results in a Level 2 fair value measurement. The estimated fair value of the 6.125% Notes was $615.3 million as of December 31, 2015.

Note 12. Asset Retirement Obligations

The Company’s asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. Revisions in estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs. Revisions in estimated liabilities can also include, but are not limited to, revisions of estimated inflation rates, changes in property lives, and the expected timing of settlement. The changes in the asset retirement obligation for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Abandonment liability as of January 1,	$25,694	$4,130
Liabilities incurred during period	6,021	3,922
Acquisitions	—	14,723
Divestitures	(379)	—
Revisions	(7,623)	1,658
Accretion expense	2,194	1,261
Abandonment liability as of December 31,	$25,907	$25,694

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 13. Accrued Liabilities

The following information summarizes accrued liabilities as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Capital expenditures	$51,983	$162,726
Other:
General and administrative costs	5,214	830
Production taxes	2,532	3,137
Ad valorem taxes	886	1,994
Lease operating expenses	27,077	22,354
Interest payable	34,265	37,743
Leasehold improvements	—	1,104
Total accrued liabilities	$121,957	$229,888

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

On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas). The complaint alleged a breach of fiduciary duty, corporate waste and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. On March 14, 2014, this action was stayed

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

following a ruling on the motion to dismiss in the Delaware Derivative Action. After the motions to dismiss were granted in the Delaware Derivative Action, the parties entered into another agreed stay pending the appeal of the Delaware Derivative Action to the Delaware Supreme Court. This stay was entered by the court on February 5, 2015.  Since the Delaware Supreme Court has ruled on the appeal, the parties agreed to another stay for 60 days following the completion of fact discovery in the Delaware Derivative Action.  This action is in its preliminary stages, and the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Defendants believe that the allegations contained in the matters described above are without merit and intend to vigorously defend themselves against the claims raised.

In connection with the Catarina Acquisition, the 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120 - day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

As of December 31, 2015, the Company had $265.4 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $200.7 million in payments due with respect to firm commitment of oil and natural gas volumes under the Gathering Agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $50.8 million for a new corporate office lease that commenced in the fourth quarter of 2014 and has an expiration date in March 2025, (iii) $7.1 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024 and (iv)  $6.8 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas. This acreage lease agreement includes a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term.

The Company’s ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment. The Company has the right to terminate its lease obligation for its acreage in Kenedy County, Texas at any time without penalty with six months advanced written notice and payment of any accrued leasehold expenses.

On October 2, 2015, the Company, through SN Midstream LLC, a wholly-owned subsidiary of the Company (“SN Midstream”), entered into joint venture agreements with an affiliate of Targa to construct a new cryogenic natural gas processing plant (the “Processing Plant”) and associated high pressure gathering pipelines near the Company’s Catarina asset in the Eagle Ford Shale. In connection with the Processing Plant joint venture agreement, SN Midstream has committed to invest approximately $80 million and receive a 50% ownership interest in the joint venture owning the Processing Plant. Construction is expected to be completed in 2017. In connection with the gathering pipelines joint venture agreement, SN Midstream has committed to invest approximately $35 million and receive a 50% ownership interest in the joint venture owning the gathering pipelines that will connect the Company's existing Catarina gathering system to the Processing Plant. Construction on the gathering pipelines is expected to be completed in 2016. As of December 31, 2015, the Company had invested approximately $20 million in the Processing Plant joint venture, and approximately $17.5 million in the gathering pipeline joint venture. As of December 31, 2015, the Company has

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

guaranteed SN Midstream’s remaining commitment to invest approximately $60 million and $17.5 million, respectively, in the Processing Plant and gathering pipelines joint ventures.

Membership percentage interests in the Processing Plant joint venture and the gathering pipelines joint venture for the Company and Targa are calculated based on the aggregate capital contributions made by each party related to the total capital contributions made by both parties. If SN Midstream fails to make capital contributions or the Company fails to fulfill the guarantee or, in the case of the Processing Plant joint venture, the Company does not elect to contribute more than $80 million (if the cost to construct the Processing Plant exceeds $160 million) our membership interest in the joint venture could be reduced. If our membership interest falls below 20%, we have the potential to lose appointed board seats and voting rights.

Note 15. Subsidiary Guarantors

The Company filed registration statements on Form S‑3 with the SEC, which became effective January 14, 2013 and June 11, 2014 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co‑registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of December 31, 2015, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2015, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several and any non-guarantor subsidiaries of the Company are “minor” within the meaning of Rule 3-10 of Regulation S-X.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2015, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several and any non-guarantor subsidiaries of the Company are “minor” within the meaning of Rule 3-10 of Regulation S-X.

The Company has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of its subsidiaries to distribute funds to the Company.

Note 16. Investments

On October 2, 2015, the Company, via SN Midstream, entered into joint venture agreements with an affiliate of Targa to, among other things, construct the Processing Plant and associated high pressure gathering pipelines near the Company’s Catarina asset in the Eagle Ford Shale. The Processing Plant, which will be located in La Salle County, Texas, is expected to have initial capacity of 200 MMcf per day with the ability to increase to 260 MMcf per day. In connection with the Processing Plant joint venture agreement, the SN Midstream has committed to invest approximately $80 million and receive a 50% ownership interest in the joint venture owning the Processing Plant. Construction is expected to be completed in 2017. In connection with the gathering pipelines joint venture agreement, the SN Midstream

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

has committed to invest approximately $35 million and receive a 50% ownership interest in the joint venture owning the gathering pipelines that will connect the Company's existing Catarina gathering system to the Processing Plant.  Construction on the gathering pipelines is expected to be completed in 2016. The Company is accounting for these joint ventures as equity method investments as Targa is the operator of the joint ventures and has the most influence with respect to the normal day-to-day construction and operating decisions. As of December 31, 2015, the Company had invested approximately $20 million in the Processing Plant joint venture, and approximately $17.5 million in the gathering pipeline joint venture. We have included these equity method investment balances in the “Other Assets” long-term asset line on the balance sheet. There were no earnings or losses from the Processing Plant joint venture or the gathering pipelines joint venture for the period ended December 31, 2015.

On October 2, 2015, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the Silver Oak II Gas Processing Facility (the “SOII Facility”) in Bee County, Texas for a purchase price of $12.5 million. Targa owns the remaining undivided 90% interest in the SOII Facility, which is operated by Targa. Concurrently with the execution of the purchase and sale agreement for the SOII Facility, the Company entered into a firm gas processing agreement, whereby Targa will process a firm quantity, 125,000 Mcf/d, from the firm commencement date of March 1, 2016 until the in-service date of the Processing Plant discussed above. The Company is accounting for the investment in the SOII Facility as an equity method investment as Targa is the operator and majority interest owner of the SOII Facility. As of December 31, 2015, the Company had invested $12.5 million in the SOII Facility. Losses from the SOII Facility investment for the period ended December 31, 2015 were immaterial to the consolidated financial statements.

Note 17. Subsequent Events

On January 22, 2016, the Company, the Guarantors, the Administrative Agent and the other agents and lenders party thereto entered into the Sixth Amendment.

The Sixth Amendment, among other things, amended the Second Amended and Restated Credit Agreement and its exhibits and schedules to (a) permit repurchases of senior unsecured notes and equity interests issued by the Company for aggregate cash consideration not to exceed approximately $98.5 million ($100 million less approximately $1.5 million attributable to equity interests already purchased by an unrestricted subsidiary and distributed to the Company), subject to a sublimit of approximately $48.5 million for repurchases of equity interests other than preferred stock, subject to certain limitations; (b) permit the incurrence by the Company of (x) secured second lien debt; provided that: (i) such debt shall be (A) in an aggregate principal amount not to exceed $400,000,000 plus any principal representing payment of interest in kind and (B) subject to an approved intercreditor agreement at all times that any obligation under the Second Amended and Restated Credit Agreement is outstanding; and (ii) such debt shall not (A) provide for any scheduled payment of principal, scheduled mandatory redemption or scheduled sinking fund payment before the date that is 180 days following June 30, 2019 or (B) contain terms and conditions, taken as a whole, more restrictive than those set forth in the Second Amended and Restated Credit Agreement and (y) second lien debt refinancing or replacing the foregoing debt, to the extent permitted under the intercreditor agreement; (c) reduce the borrowing base from $500 million to $425 million; (d) provide for the reduction of the borrowing base by 25% of the amount of any second lien debt incurred (other than second lien debt issued in exchange for or the proceeds of which are used to redeem the Company’s senior unsecured notes and other than second lien debt that refinances second lien debt or represents payment of interest in kind); (e) provide that the maximum amount of senior unsecured notes issued by the Company that may be outstanding at any time, after giving effect to such issuance and any repayment of senior unsecured notes out of the proceeds thereof and the proceeds of any permitted second lien debt issued substantially contemporaneously therewith, is not greater than $2,150,000,000 minus the aggregate principal amount of second lien debt (excluding refinancings and replacements thereof and principal comprised of payments of interest in kind); (f) reflect the formation

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

and designation of two additional unrestricted subsidiaries; (g) permit the Loan Parties to make investments in unrestricted subsidiaries in the form of equity interests of other unrestricted subsidiaries; (h) eliminate the ability of unrestricted subsidiaries to purchase debt and equity interests issued by the Company; and (i) provide for other technical amendments, clarifications and corrections.

Sanchez Energy Corporation

Supplementary Quarterly Financial Results (Unaudited)

The following table presents the Company’s unaudited quarterly financial information for 2015 and 2014 (in thousands, except per share amounts):

	First	Second	Third	Fourth
2015:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$110,593	$141,128	$114,526	$109,532
Impairment of oil and natural gas properties	(441,450)	(468,922)	(454,628)	—
Operating costs and expenses	(166,967)	(170,640)	(148,401)	(116,122)
Operating income (loss)	(497,824)	(498,434)	(488,503)	(6,590)
Interest and other income (expense)	(1,824)	773	(753)	(359)
Interest expense	(31,558)	(31,500)	(31,442)	(31,899)
Net gains (losses) on commodity derivatives	41,303	(33,749)	103,996	61,336
Other income (expense), net	7,921	(64,476)	71,801	29,078
Income (loss) before income taxes	(489,903)	(562,910)	(416,702)	22,488
Income tax expense (benefit)	7,442	—	158	—
Net income (loss)	(497,345)	(562,910)	(416,860)	22,488
Less:
Preferred stock dividends	(3,991)	(3,991)	(3,991)	(4,035)
Net income allocable to participating securities (1) (2)	—	—	—	—
Net income (loss) attributable to common
stockholders	$(501,336)	$(566,901)	$(420,851)	$18,453
Basic income (loss) per share (3)	$(8.83)	$(9.91)	$(7.33)	0.32
Weighted average common shares outstanding - basic	56,805	57,184	57,426	57,490
Diluted income (loss) per share (3)	$(8.83)	$(9.91)	$(7.33)	$0.32
Weighted average common shares outstanding - diluted	56,805	57,184	57,426	57,490

	First	Second	Third	Fourth
2014:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$134,562	$151,661	$207,350	$172,491
Impairment of oil and natural gas properties	—	—	—	(213,821)
Operating costs and expenses	(106,875)	(121,205)	(151,580)	(153,497)
Operating income	27,687	30,456	55,770	(194,827)
Interest and other income	12	3	82	192
Interest expense	(13,272)	(17,261)	(27,612)	(31,655)
Net gains (losses) on commodity derivatives	(9,117)	(31,900)	47,416	130,806
Other income (expense), net	(22,377)	(49,158)	19,886	99,343
Income (loss) before income taxes	5,310	(18,702)	75,656	(95,484)
Income tax expense (benefit)	1,865	(6,544)	26,625	(33,375)
Net income (loss)	3,445	(12,158)	49,031	(62,109)
Less:
Preferred stock dividends	(18,193)	(7,132)	(4,274)	(3,991)
Net income allocable to participating securities (1) (2)	—	—	(2,068)	—
Net income (loss) attributable to common
stockholders	$(14,748)	$(19,290)	$42,689	$(66,100)
Basic income (loss) per share (3)	$(0.31)	$(0.38)	$0.77	(1.18)
Weighted average common shares outstanding - basic	47,025	50,602	55,732	55,855
Diluted income (loss) per share (3)	$(0.31)	$(0.38)	$0.69	$(1.18)
Weighted average common shares outstanding - diluted	47,025	50,602	68,340	55,855

(1)No losses are allocated to participating restricted stock. Such securities do not have a contractual obligation to share in the Company’s losses.

(2)The sum of quarterly net income allocable to participating securities will not agree with total year net income allocable to participating securities as each quarterly computation is based on the allocation of net income for the quarter to the participating securities.

(3)The sum of quarterly net income per share may not agree with total year net income per share as each quarterly computation is based on the allocation of net income for the quarter to the participating securities and the weighted average shares outstanding.

Sanchez Energy Corporation
Supplemental Information on Oil and Natural Gas Exploration,
Development and Production Activities
(Unaudited)

The Company’s oil and natural gas properties are located within the United States of America, which constitutes one cost center.

Capitalized Costs—Capitalized costs and accumulated depreciation, depletion and impairment relating to the Company’s oil and natural gas producing activities are summarized below as of the dates indicated (in thousands):

	As of December 31,
	2015	2014	2013
Oil and Natural Gas Properties:
Unproved	$253,529	$385,827	$244,570
Proved	2,914,867	2,582,441	1,297,961
Total Oil and Natural Gas Properties	3,168,396	2,968,268	1,542,531
Less Accumulated depreciation, depletion, amortization and impairment	(2,412,293)	(706,590)	(157,043)
Net oil and natural gas properties capitalized	$756,103	$2,261,678	$1,385,488

Costs Incurred—Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Exploration costs	$30,523	$64,534	$22,453
Development costs	512,208	806,644	492,232
Acquisition and Divestiture costs:
Proved properties	—	432,271	411,816
Unproved properties	8,508	122,224	244,570
Total Costs Incurred	$551,239	$1,425,673	$1,171,071

Seismic costs included in exploration costs	$1,446	$833	$4,160

Results of Operations—Results of operations for the Company’s oil, NGL and natural gas producing activities are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Oil, NGL, and natural gas revenue	$475,779	$666,064	$314,420
Less operating expenses:
Oil, NGL, and natural gas production expenses	(156,528)	(93,581)	(35,669)
Production and ad valorem taxes	(26,870)	(37,787)	(17,334)
Depreciation, depletion, amortization and accretion	(344,572)	(338,097)	(134,845)
Impairment of oil and natural gas properties	(1,365,000)	(213,821)	—
Results of operations from oil and gas producing activities	$(1,417,191)	$(17,222)	$126,572

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

Proved undeveloped reserves (“PUDs”) are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of producing economic quantities at a greater distance. Only those undrilled locations that are scheduled to be drilled within five years pursuant to a development plan can be allocated to undeveloped reserves, unless the specific circumstances justify a longer time. As of December 31, 2015, the Company did not have any PUDs previously disclosed that have remained undeveloped for five years or more and no PUD locations included in the Company’s proved oil reserves are scheduled to be drilled after five years.

Estimates of proved developed and undeveloped reserves for the periods presented are based on estimates made by the independent engineers, Ryder Scott.

Proved reserves for all periods presented were estimated in accordance with the guidelines established by the SEC and FASB. The rules require SEC reporting companies to prepare their reserve estimates based on the average prices during the 12 month period prior to the ending date of the period covered in the report, determined as the unweighted arithmetic average of the prices in effect on the first day of the month for each month within such period, unless prices were defined by contractual arrangements. The product prices used to determine the future gross revenues for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from the market. The pricing used for the estimates of the Company’s reserves of oil and condensate as of December 31, 2015, 2014 and 2013 was based on unweighted twelve month average West Texas Intermediate posted prices of $50.28, $94.99 and $96.78, respectively. The pricing used for the estimates of the Company’s reserves of natural gas as of December 31, 2015, 2014 and 2013 were based on an unweighted twelve month average Henry Hub spot natural gas prices average of $2.58, $4.35 and $3.67, respectively. The pricing used for the estimates of the Company’s reserves of natural gas liquids as of December 31, 2015, 2014 and 2013 were based on an unweighted twelve month average Mt. Belvieu prices average of $19.90, $44.84 and $41.23, respectively.

Net proved quantities summary

The following table sets forth the net proved, proved developed and proved undeveloped reserves activity for the years ended December 31, 2015, 2014 and 2013:

	Oil (mbo)	Natural Gas Liquids (mbbl)	Natural Gas (mmcf)	mboe (1)
Balance as of December 31, 2012	18,266	310	15,788	21,207
Revisions of previous estimates	(1,608)	2,286	(5,923)	(309)
Extensions and discoveries	13,719	1,830	8,894	17,030
Purchases of reserves in place	17,952	2,644	24,445	24,671
Production	(2,909)	(455)	(3,048)	(3,872)
Balance as of December 31, 2013	45,420	6,615	40,156	58,727
Revisions of previous estimates	1,261	3,901	6,412	6,231
Extensions and discoveries	12,107	6,612	32,691	24,168
Purchases of reserves in place	11,826	20,746	145,222	56,775
Production	(6,080)	(2,590)	(14,828)	(11,141)
Balance as of December 31, 2014	64,534	35,284	209,653	134,760
Revisions of previous estimates	(16,395)	(1,999)	3,427	(17,823)
Extensions and discoveries	14,369	10,091	63,860	35,103
Purchases (sales) of reserves in place	(3,578)	(824)	(4,871)	(5,213)
Production	(7,165)	(5,754)	(37,594)	(19,184)
Balance as of December 31, 2015	51,765	36,798	234,475	127,643
Proved developed reserves:
As of December 31, 2013	17,973	3,309	20,582	24,712
As of December 31, 2014	27,460	18,554	110,543	64,438
As of December 31, 2015	21,718	20,803	132,911	64,672
Proved undeveloped reserves:
As of December 31, 2013	27,447	3,306	19,574	34,015
As of December 31, 2014	37,074	16,730	99,110	70,322
As of December 31, 2015	30,048	15,995	101,564	62,970

(1)Oil equivalents are determined under the relative energy content method by using the ratio of 6.0 mcf of gas to 1.0 bo of oil.

Standardized Measure—The standardized measure of discounted future net cash flows relating to the Company’s ownership interest in proved oil, NGL and natural gas reserves as of December 31, 2015, 2014 and 2013 is shown below (in thousands):

	As of December 31,
Standardized Measure	2015	2014	2013
Future cash inflows	$3,424,682	$7,835,812	$4,873,808
Future production costs	(1,744,947)	(2,635,281)	(1,293,653)
Future development costs	(635,942)	(1,639,991)	(900,820)
Future income taxes	—	(407,193)	(547,634)
Discount to present value at 10% annual rate	(450,319)	(1,372,769)	(922,146)
Standardized measure of discounted future net cash flows	$593,474	$1,780,578	$1,209,555

The future cash flows are based on average first‑day‑of‑month prices during the prior 12‑month period and cost rates in existence at the time of the projections.

Changes in standardized measure of discounted future net cash flows—Changes in standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for each of the three years in the period ended December 31, 2015 are summarized below (in thousands):

	Year Ended December 31,
Summary of Changes	2015	2014	2013
Balance, beginning of period	$1,780,578	$1,209,555	$286,300
Net changes in prices and costs	(1,790,803)	(725,716)	(53,586)
Revisions of previous quantity estimates	(120,836)	130,752	(8,073)
Extensions, discoveries and improved recovery, less related costs	279,679	448,464	347,503
Sales of oil and gas - net of production costs	(292,382)	(535,580)	(261,417)
Net change in income taxes	142,761	113,008	(167,250)
Changes in development costs	437,705	629,403	455,182
Accretion of discount	178,058	120,955	28,630
Purchases of reserves in place	—	590,559	552,887
Sales of reserves in place	(136,828)	—	—
Change in production rates, timing, and other	115,542	(200,822)	29,379
Net change	(1,187,104)	571,023	923,255
Balance, end of period	$593,474	$1,780,578	$1,209,555