Form 10-Q
period 2016-03-31
Sanchez Energy Corp
filed 2016-05-09
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of May 6, 2016: 65,220,112.

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

•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;

•	the extent to which we can optimize reserve recovery and economically develop our plays utilizing horizontal and vertical drilling, advanced completion technologies and hydraulic fracturing;

•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;

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

Sanchez Energy Corporation

Form 10‑Q

For the Quarterly Period Ended March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$362,221	$435,048
Oil and natural gas receivables	33,596	30,668
Joint interest billings receivables	547	1,259
Accounts receivable - related entities	3,636	3,697
Fair value of derivative instruments	136,479	172,494
Other current assets	22,043	23,452
Total current assets	558,522	666,618
Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	281,106	253,529
Proved oil and natural gas properties	2,978,732	2,914,867
Total oil and natural gas properties	3,259,838	3,168,396
Less: Accumulated depreciation, depletion, amortization and impairment	(2,480,381)	(2,412,293)
Total oil and natural gas properties, net	779,457	756,103

Other assets:
Debt issuance costs, net	125	—
Fair value of derivative instruments	5,299	5,789
Investments	55,721	49,985
Other assets	22,079	22,809
Total assets	$1,421,203	$1,501,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,600	$4,184
Other payables	1,599	2,004
Accrued liabilities:
Capital expenditures	57,580	51,983
Other	60,570	69,974
Deferred premium liability	20,523	24,548
Other current liabilities	14,921	14,813
Total current liabilities	156,793	167,506
Long term debt, net of premium, discount and debt issuance costs	1,706,367	1,705,927
Asset retirement obligations	26,467	25,907
Other liabilities	54,699	58,133
Total liabilities	1,944,326	1,957,473
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of March 31, 2016 and December 31, 2015 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of March 31, 2016 and December 31, 2015 of 6.500% Convertible Perpetual Preferred Stock, Series B)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 64,296,945 and 61,928,089 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	646	619
Additional paid-in capital	1,082,293	1,079,513
Accumulated deficit	(1,606,115)	(1,536,354)
Total stockholders' deficit	(523,123)	(456,169)
Total liabilities and stockholders' deficit	$1,421,203	$1,501,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Oil sales	$42,682	$75,524
Natural gas liquid sales	15,045	13,853
Natural gas sales	22,089	21,216
Total revenues	79,816	110,593
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	44,693	34,163
Production and ad valorem taxes	3,943	8,670
Depreciation, depletion, amortization and accretion	46,965	102,657
Impairment of oil and natural gas properties	22,084	441,450
General and administrative (inclusive of stock-based compensation expense of $3,344 and $7,694, respectively, for the three months ended March 31, 2016 and 2015)	19,480	21,477
Total operating costs and expenses	137,165	608,417
Operating loss	(57,349)	(497,824)
Other income (expense):
Interest income and other expense	(88)	(1,824)
Interest expense	(31,606)	(31,558)
Earnings from equity investments	512	—
Net gains on commodity derivatives	22,757	41,303
Total other income (expense)	(8,425)	7,921
Income (loss) before income taxes	(65,774)	(489,903)
Income tax expense	—	7,442
Net loss	(65,774)	(497,345)
Less:
Preferred stock dividends	(3,987)	(3,991)
Net income allocable to participating securities	—	—
Net loss attributable to common stockholders	$(69,761)	$(501,336)

Net loss per common share - basic and diluted	$(1.20)	$(8.83)
Weighted average number of shares used to calculate net loss attributable to common stockholders - basic and diluted	58,099	56,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2016 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2015	1,839	$18	3,528	$35	61,928	$619	$1,079,513	$(1,536,354)	$(456,169)
Preferred stock dividends	—	—	—	—	—	—	—	(3,987)	(3,987)
Restricted stock awards, net of forfeitures	—	—	—	—	2,369	27	(27)	—	—
Stock-based compensation	—	—	—	—	—	—	2,807	—	2,807
Net loss	—	—	—	—	—	—	—	(65,774)	(65,774)
BALANCE, March 31, 2016	1,839	$18	3,528	$35	64,297	$646	$1,082,293	$(1,606,115)	$(523,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,774)	$(497,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	46,965	102,657
Impairment of oil and natural gas properties	22,084	441,450
Stock-based compensation expense	3,344	7,694
Net gains on commodity derivative contracts	(22,757)	(41,303)
Net cash settlement received on commodity derivative contracts	50,221	29,355
Losses incurred on premiums for derivative contracts	6,103	121
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,703)	—
Amortization of debt issuance costs	1,915	1,815
Accretion of debt discount, net	158	227
Deferred taxes	—	7,442
Loss on inventory market adjustment	478	—
Earnings from equity investments	(512)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,216)	29,922
Other current assets	322	873
Accounts payable	(2,584)	(4,168)
Accounts receivable - related entities	61	(2,847)
Other payables	(405)	566
Accrued liabilities	(9,404)	(8,660)
Other current liabilities	(159)	(5,166)
Other liabilities	—	1,167
Net cash provided by operating activities	24,137	63,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(85,767)	(270,584)
Payments for other property and equipment	(228)	828
Proceeds from sale of oil and natural gas properties	—	81,958
Acquisition of oil and natural gas properties	—	13
Payments for investments	(5,224)	—
Net cash used in investing activities	(91,219)	(187,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(1,758)	(400)
Preferred dividends paid	(3,987)	(3,991)
Net cash used in financing activities	(5,745)	(4,391)

Decrease in cash and cash equivalents	(72,827)	(128,376)
Cash and cash equivalents, beginning of period	435,048	473,714
Cash and cash equivalents, end of period	$362,221	$345,338

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$78	$979
Change in accrued capital expenditures	5,597	(58,068)
Purchase of oil and natural gas properties in exchange for common stock	—	7,520
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	$160	—
Cash paid for interest	$35,517	$38,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Sanchez Energy Corporation (together with our consolidated subsidiaries, the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company, focused on the acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana. We have accumulated net leasehold acreage in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and were prepared from the Company’s records. The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company derived the condensed consolidated balance sheet as of December 31, 2015 from the audited financial statements filed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the 2015 Annual Report, which contains a summary of the Company’s significant accounting policies and other disclosures. In the opinion of management, these financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results to be expected for the entire year.

As of March 31, 2016, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s consolidated financial statements contained in its 2015 Annual Report.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. ASU 2016-02 updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. In addition, ASU 2016-02 updates the criteria for a lessee’s classification of a finance lease. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This guidance is intended to more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation requirements under the International Financial Reporting Standards. Under this new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as a separate asset as previously presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. During the first quarter 2016, the Company adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of premium, discount and debt issuance costs of approximately $41,039

Decrease in Debt issuance costs, net (Other Assets) of approximately $41,039

In February 2015, the FASB issued ASU 2015-02, “Consolidation—Amendments to the Consolidation Analysis.” This ASU will simplify existing requirements by reducing the number of acceptable consolidation models and placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this new standard will affect how limited partnerships and similar entities are assessed for consolidation, including the elimination of the presumption that a general partner should consolidate a limited partnership. This guidance is effective for fiscal years and interim periods beginning in 2016. During the first quarter 2016, the Company adopted ASU 2015-02 retrospectively to the comparable periods in this Form 10-Q. See further disclosure around the adoption of ASU 2015-02, and the impact on the Company’s consolidated financial statements in Note 19, “Variable Interest Entities.”

In July 2015, FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements, but do not expect the impact to be material.

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

Catarina Acquisition

On June 30, 2014, we completed our acquisition of contiguous acreage in Dimmit, LaSalle and Webb Counties, Texas with 176 gross producing wells (the “Catarina Acquisition”) for an aggregate adjusted purchase price of $557.1 million. The effective date of the transaction was January 1, 2014. The purchase price was funded with a portion of the proceeds from the Original 6.125% Notes (as defined below in Note 6, “Long-Term Debt”) and cash on hand. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$446,906
Unproved properties	122,224
Other assets acquired	2,682
Fair value of assets acquired	571,812
Asset retirement obligations	(14,723)
Fair value of net assets acquired	$557,089

Palmetto Disposition

On March 31, 2015, we sold escalating working interests in 59 wellbores located in Gonzales County, Texas to a subsidiary of SPP for an adjusted purchase price of approximately $83.4 million (the “Palmetto Disposition”). The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. We received consideration consisting of approximately $83.0 million (approximately $81.4 million as adjusted) cash and 1,052,632 common units of SPP valued at approximately $2.0 million as of the date of the closing (as discussed further in Note 8, “Investments”). The Company did not record any gains or losses related to the Palmetto Disposition. On August 4, 2015, the common units of SPP were subject to a 1-for-10 reverse split, at which time we owned 105,263 common units of SPP.

Western Catarina Midstream Divestiture

On October 14, 2015, the Company and SN Catarina, LLC (“SN Catarina”) completed the sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (“Catarina Midstream”), which as of the closing date, owned certain midstream gathering and processing assets located in Dimmit County and Webb County, Texas and 105,263 common units of SPP, to SPP for an adjusted purchase price of $345.8 million in cash (the “Western Catarina Midstream Divestiture”). In connection with the closing of the Western Catarina Midstream Divestiture, SN Catarina and Catarina Midstream entered into a Firm Gathering and Processing Agreement effective October 14, 2015 (the “Gathering Agreement”) for an initial term of 15 years pursuant to which production from approximately 35,000 acres that we operate in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream, LLC (“Catarina Midstream”). In addition, for the first five years of the Gathering Agreement, SN Catarina will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.  SN Catarina will be required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through the gathering system, in each case, subject to an annual escalation for a positive increase in the consumer price index. In addition, SN Catarina has, under certain circumstances, a right of first refusal during the term of the Gathering Agreement and afterwards with respect to dispositions by Catarina Midstream of its ownership interest in the gathering system. The Company recorded a deferred gain of approximately $74.1 million as a result of Gathering Agreement being accounted for as an operating lease. This deferred gain will be amortized straight-line over the firm commitment term of five years as an offset to the transportation fees paid to SPP under the Gathering Agreement.

Note 4. Cash and Cash Equivalents

As of March 31, 2016 and December 31, 2015, cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Cash at banks	$336,250	$35,600
Money market funds	25,971	399,448
Total cash and cash equivalents	$362,221	$435,048

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three month period ended March 31, 2016, the Company recorded a full cost ceiling test impairment after income taxes of $22.1 million. Based on a current expectation that prices will remain unfavorable during the first half of 2016 based upon the current NYMEX forward prices, absent a material addition to proved reserves and/or a material reduction in future development costs, we believe that there is a reasonable likelihood that the Company will incur additional impairments to our full cost pool in 2016. The Company recorded impairment expense of $441.5 million for the three month period ended March 31, 2015.

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

Note 6. Long‑Term Debt

Long-term debt on March 31, 2016, consisted of $1.15 billion face value of 6.125% senior notes (consisting of $850 million in Original 6.125% Notes (defined below) and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million) maturing on January 15, 2023, and $600 million principal amount of 7.75% senior notes (consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes (defined below), which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021. During the first quarter 2016, the Company adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of premium, discount and debt issuance costs of approximately $41,039

Decrease in Debt issuance costs, net (Other Assets) of approximately $41,039

As of March 31, 2016, and December 31, 2015, the Company’s long‑term debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			March 31,	December 31,
	Interest Rate	Maturity date	2016	2015
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—	$—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,750,000	1,750,000
Unamortized discount on Additional 7.75% Notes			(4,708)	(4,933)
Unamortized premium on Additional 6.125% Notes			1,832	1,899
Unamortized debt issuance costs			(40,757)	(41,039)
Total long-term debt			$1,706,367	$1,705,927

The components of interest expense are (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Interest on Senior Notes	$(29,235)	$(29,235)
Interest expense and commitment fees on credit agreement	(297)	(281)
Amortization of debt issuance costs	(1,915)	(1,815)
Amortization of discount on Additional 7.75% Notes	(226)	(226)
Amortization of premium on Additional 6.125% Notes	67	(1)
Total interest expense	$(31,606)	$(31,558)

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

Second Amended and Restated Credit Agreement:  On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent, Capital One, National Association as the syndication agent, Compass Bank and SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner and the lenders party thereto (together with all subsequent amendments, the ‘‘Second Amended and Restated Credit Agreement’’). The Company has elected an available commitment amount under the Second Amended and Restated Credit Agreement of $300 million. Additionally, the Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of March 31, 2016, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement, which had a borrowing base of $350 million. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and aggregate elected commitment amount. All of the $300 million aggregate elected commitment amount was available for future revolver borrowings as of March 31, 2016.

The Second Amended and Restated Credit Agreement matures on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement is redetermined semi-annually by the lenders based on, among other things, an evaluation of the Company’s and its restricted subsidiaries’ oil and natural gas reserves. Semi-annual redeterminations of the borrowing base are generally scheduled to occur on or before April 1 and October 1 of each year. The borrowing base is also subject to (i) automatic reduction by 25% of the amount of any increase in the aggregate amount of the Company’s high yield debt and second lien debt, other than high yield or second lien debt issued in exchange for or to refinance existing high yield debt, permitted second lien debt incurred to refinance or replace permitted second lien debt, and permitted second lien debt representing the payment of interest in kind, (ii) interim redetermination at the election of the Company once between each scheduled redetermination, (iii) interim redetermination at the election of a majority of the lenders once between each scheduled redetermination, and (iv) if the required lenders so direct, in connection with asset sales and swap terminations during the period since the most recent borrowing base determination with a combined borrowing base value of more than 10% of the value of the proved developed oil and gas properties included in the most recent reserve report, a reduction in an amount equal to the borrowing base value, as determined by the administrative agent in its reasonable judgment, of such assets and swaps.

The Company’s obligations under the Second Amended and Restated Credit Agreement are secured by a first priority lien on substantially all of the Company’s assets and the assets of its existing and future subsidiaries other than subsidiaries designated as “unrestricted subsidiaries”, including a first priority lien on all ownership interests in existing and future subsidiaries, other than subsidiaries (other than the SPV, as defined below) designated as “unrestricted subsidiaries”.

The obligations under the Second Amended and Restated Credit Agreement are guaranteed by all of the Company’s existing and future subsidiaries not designated as ‘‘unrestricted subsidiaries.’’ At the Company’s election, borrowings under the Second Amended and Restated Credit Agreement may be made on an alternate base rate or an adjusted eurodollar rate basis, plus an applicable margin. The applicable margin varies from 1.00% to 2.00% for alternate base rate borrowings and from 2.00% to 3.00% for eurodollar borrowings and letters of credit, if any, depending on the utilization of the borrowing base. The Company is also required to pay a commitment fee of 0.50% per annum on any unused aggregate elected commitment amount.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates, hedge transactions and make certain acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 at all times, and (ii) net first lien debt (defined as the excess of first lien debt over cash) to consolidated last twelve months EBITDA of not greater than 2.00 to 1.0 as of the last day of any fiscal quarter. As of March 31, 2016, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

The Second Amended and Restated Credit Amendment, among other things, also (a) permits the repurchase by the Company and its restricted subsidiaries, or by a special purpose unrestricted subsidiary of the Company (the “SPV”), of the Company’s senior unsecured notes and common and preferred equity securities, from cash in excess of lender credit exposure in an aggregate amount up to approximately $298.5 million subject to certain caps on purchases of the Company’s common and preferred equity securities and other limitations; (b) permits (i) the formation and capitalization of the SPV with up to $150 million, (ii) the SPV to purchase, hold and dispose of, including by way of distribution to its immediate parent, up to $150 million of the Company’s senior unsecured notes and common and preferred equity securities, (iii) the SPV to hold cash received from its immediate parent in a deposit account maintained with a lender under the Second Amended and Restated Credit Agreement, and (iv) the SPV to distribute cash to its immediate parent; (c) requires (i) the Company to cause the SPV to distribute all cash held by it or in its name as of the close of business on December 31, 2016 to its immediate parent, (ii) the equity interests in the SPV to be pledged in favor of the secured parties, (iii) the closing of deposit, securities and commodity accounts maintained by the Company with persons other than lenders or affiliates of lenders under the Second Amended and Restated Credit Agreement, and (iv) the Company to enter into account control agreements in favor of the administrative agent for the benefit of the secured parties in respect of each of the Company’s deposit, securities and commodity accounts; (d) provides that, in the event of a borrowing base deficiency, the Company shall use unrestricted cash of the Company and its subsidiaries in excess of $35 million to prepay borrowings and cash collateralize letter of credit exposure, as applicable; and (f) restricts the Company from increasing its aggregate elected commitment amount until the lenders’ next regularly scheduled borrowing base redetermination, which is expected to occur in the fourth quarter 2016.

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

7.75% Senior Notes Due 2021

On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of the Company’s 7.75% senior notes that will mature on June 15, 2021 (the “Original 7.75% Notes”). Interest on the notes is payable on each June 15 and December 15. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and offering expenses, which we used to repay outstanding indebtedness under our credit facilities. The Original 7.75% Notes are senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of our existing and future subsidiaries.

On September 18, 2013, we issued an additional $200 million in aggregate principal amount of our 7.75% senior notes due 2021 (the “Additional 7.75% Notes” and, together with the Original 7.75% Notes, the “7.75% Notes”) in a private offering at an issue price of 96.5% of the principal amount of the Additional 7.75% Notes. We received net proceeds of $188.8 million (after deducting the initial purchasers’ discounts and offering expenses of $4.2 million) from the sale of the Additional 7.75% Notes. The Company also received cash for accrued interest from June 13, 2013 through the date of issuance of $4.1 million, for total net proceeds of $192.9 million from the sale of the Additional 7.75% Notes. The Additional 7.75% Notes were issued under the same indenture as the Original 7.75% Notes, and are, therefore, treated as a single class of securities under the indenture. We used the net proceeds from the offering to partially fund our acquisition of contiguous acreage in McMullen County, Texas with 13 gross producing wells (the “Wycross Acquisition”) completed in October 2013, a portion of the 2013 and 2014 capital budgets and for general corporate purposes.

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

6.125% Senior Notes Due 2023

On June 27, 2014, the Company completed a private offering of $850 million in aggregate principal amount senior unsecured 6.125% notes due 2023 (the “Original 6.125% Notes”). Interest on the notes is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its Amended and Restated Credit Agreement and to finance a portion of the purchase price of the Catarina Acquisition. We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.

On September 12, 2014, we issued an additional $300 million in aggregate principal amount of our 6.125% senior notes due 2023 (the “Additional 6.125% Notes” and, together with the Original 6.125% Notes, the “6.125% Notes” and, together with the 7.75% Notes, the “Senior Notes”) in a private offering at an issue price of 100.75% of the principal amount of the Additional 6.125% Notes. We received net proceeds of $295.9 million, after deducting the initial purchasers’ discounts, adding premiums to face value of $2.3 million and deducting estimated offering expenses of $6.4 million.  The Company also received cash for accrued interest from June 27, 2014 through the date of the issuance of $3.8 million, for total net proceeds of $299.7 million from the sale of the Additional 6.125% Notes. The Additional 6.125% Notes were issued under the same indenture as the Original 6.125% Notes, and are, therefore, treated as a single class of securities under the indenture. We used a portion of the net proceeds from the offering to fund a portion of the 2014 capital budget and intend to use the remainder of the net proceeds to fund a portion of the 2015 capital budget, and for general corporate purposes.

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

Note 7. Derivative Instruments

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. In addition, the Company periodically enters into option transactions as a way to manage its exposure to fluctuating prices and/or enhance the value of fixed price swaps. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

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

As of March 31, 2016, the Company had the following NYMEX WTI crude oil swaps and puts, respectively, covering anticipated future production:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2016	1,925,000	$70.11	$62.00	-	$80.15

Calendar Year	Volumes (Bbls)	Put Price per Bbl	Put Price Range per Bbl
2016	3,025,000	$60.00	$60.00	-	$60.00

As of March 31, 2016, the Company had the following NYMEX Henry Hub natural gas swaps covering anticipated future production:

Calendar Year	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
2016	26,735,000	$3.13	$2.54	-	$3.92
2017	27,945,000	$3.00	$2.89	-	$3.65

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the three months ended March 31, 2016, and the year ended December 31, 2015 (in thousands):

Three Months Ended
March 31,
2016
Beginning fair value of commodity derivatives	$178,283
Net gains on crude oil derivatives	5,126
Net gains on natural gas derivatives	11,528
Net settlements on derivative contracts:
Crude oil	(49,827)
Natural gas	(9,435)
Net premiums on derivative contracts:
Crude oil	6,103
Ending fair value of commodity derivatives	$141,778

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the condensed consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2016
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$136,507	$(28)	$136,479
Long-term asset	5,325	(26)	5,299
Total asset	$141,832	$(54)	$141,778
Offsetting Derivative Liabilities:
Current liability	$(28)	$28	$—
Long-term liability	(26)	26	—
Total liability	$(54)	$54	$—

	December 31, 2015
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$172,518	$(24)	$172,494
Long-term asset	5,821	(32)	5,789
Total asset	$178,339	$(56)	$178,283
Offsetting Derivative Liabilities:
Current liability	$(24)	$24	$—
Long-term liability	(32)	32	—
Total liability	$(56)	$56	$—

Note 8. Investments

On October 2, 2015, the Company, through SN Midstream LLC, a wholly-owned subsidiary of the Company (“SN Midstream”), entered into joint venture agreements with an affiliate of Targa to, among other things, construct a new cryogenic natural gas processing plant (the “Processing Plant”) and associated high pressure gathering pipelines near the Company’s Catarina asset in the Eagle Ford Shale. The Processing Plant, which will be located in La Salle County, Texas, is expected to have initial capacity of 200 MMcf per day with the ability to increase to 260 MMcf per day. In connection with the Processing Plant joint venture agreement, SN Midstream has committed to invest approximately $80 million and received a 50% ownership interest in the joint venture owning the Processing Plant. Construction is expected to be completed in 2017. In connection with the gathering pipelines joint venture agreement, SN Midstream has committed to invest approximately $35 million and received a 50% ownership interest in the joint venture owning the gathering pipelines that will connect the Company's existing Catarina gathering system to the Processing Plant. Construction on the gathering pipelines is scheduled to be completed in two phases, with both phases expected to be completed in 2016. The first phase, which connected the Company’s existing Catarina gathering system to the SOII Facility (defined below), was completed in February 2016. The second phase will connect the Company’s existing gathering system to the Processing Plant, and is expected to be completed later this year. As of March 31, 2016, the Company had invested $22.7 million in the gathering pipelines joint venture. The Company is accounting for these joint ventures as equity method investments as Targa is the operator of the joint ventures and has the most influence with respect to the normal day-to-day construction and operating decisions. As of March 31, 2016, the Company had invested approximately $20.0 million in the Processing Plant joint venture. We have included these equity method investment balances in the “Other Assets - Investments” long-term asset line on the balance sheet. The Company recorded earnings of approximately $523 thousand from equity investments from the gathering pipelines joint venture and recorded losses of approximately $12 thousand from equity investments from the Processing Plant joint venture for the quarter ended March 31, 2016. We have included these equity method earnings and losses in the “Earnings from equity investments” line on the statement of operations.

On October 2, 2015, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the Silver Oak II Gas Processing Facility (the “SOII Facility”) in Bee County, Texas for a purchase price of $12.5 million. Targa owns the remaining undivided 90% interest in the SOII Facility, which is operated by Targa. Concurrently with the execution of the purchase and sale agreement for the SOII Facility, the Company entered into a firm gas processing agreement, whereby Targa began processing a firm quantity, 125,000 Mcf per day, on March 1, 2016 until the in-service date of the Processing Plant discussed above. The Company is accounting for the investment in the SOII Facility as an equity method investment as Targa is the operator and majority interest owner of the SOII Facility. As of March 31, 2016, the Company had invested $12.5 million in the SOII Facility. The Company did not record earnings from the equity interest in the SOII Facility for the quarter ended March 31, 2016.

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The valuation models used to value derivatives associated with the Company’s oil and natural gas production are primarily industry standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Although third-party quotes are utilized to assess the reasonableness of the prices and valuation techniques, there is not sufficient corroborating evidence to support classifying these assets and liabilities as Level 2.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$25,971	$—	$—	$25,971
Oil derivative instruments:
Swaps	—	54,520	—	54,520
Puts	—	56,353	—	56,353
Gas derivative instruments:
Swaps	—	30,905	—	30,905
Total	$25,971	$141,778	$—	$167,749

	As of December 31, 2015
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$399,448	$—	$—	$399,448
Oil derivative instruments:
Swaps	—	72,887	—	72,887
Puts	—	76,583	—	76,583
Gas derivative instruments:
Swaps	—	28,813	—	28,813
Total	$399,448	$178,283	$—	$577,731

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at March 31, 2016, and December 31, 2015. The Company’s money market funds represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Company’s derivative instruments, which consist of swaps and puts, are classified as Level 2 as of March 31, 2016 and December 31, 2015, in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Since swaps do not include optionality and, therefore, generally have no unobservable inputs, they are classified as Level 2. As of December 31, 2015, the Company believes that substantially all of the inputs required to calculate the fair value of swaps and puts are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no derivative instruments classified as Level 3 as of March 31, 2016 and December 31, 2015.

Fair Value on a Non‑Recurring Basis

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. Fair value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocations for the Catarina Acquisition is presented in Note 3, “Acquisitions and Divestitures.” Liabilities assumed include asset retirement obligations existing at the date of acquisition. Asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 10, “Asset Retirement Obligations.”

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”), the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 13, “Stockholders’ Equity.”

Fair Value of Other Financial Instruments

Financial instruments not carried at fair value consist of oil and natural gas receivables, accounts payable and accrued liabilities and long-term debt. The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short-term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $348.0 million as of March 31, 2016, and were calculated using quoted market prices based on trades of such debt as of that date. The registered 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 6.125% Notes was $609.5 million as of March 31, 2016, and were calculated using quoted market prices based on trades of such debt as of that date.

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

Revisions in estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs. Revisions in estimated liabilities can also include, but are not limited to, revisions of estimated inflation rates, changes in property lives, and the expected timing of settlement. The changes in the asset retirement obligation for the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows (in thousands):

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Abandonment liability, beginning of period	$25,907	$25,694
Liabilities incurred during period	210	6,021
Acquisitions	—	—
Divestitures	(131)	(379)
Revisions	—	(7,623)
Accretion expense	481	2,194
Abandonment liability, end of period	$26,467	$25,907

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

Salaries and associated benefits of SOG employees and are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses for the three months ended March 31, 2016 and 2015, are as follows (in thousands):

	March 31,
	2016	2015
Administrative fees	$12,084	$6,252
Third-party expenses	3,084	766
Total included in general and administrative expenses	$15,168	$7,018

As of March 31, 2016 and December 31, 2015, the Company had a net receivable from SOG and other members of the Sanchez Group of $3.6 million and $3.7 million, respectively, which are reflected as “Accounts receivable—related entities” in the condensed consolidated balance sheets. The net receivable as of March 31, 2016 and December 31, 2015 consists primarily of advances paid related to leasehold and other costs paid to SOG.

As of March 31, 2016 and December 31, 2015, the Company had a net payable to SPP of approximately $4.6 million and $4.4 million, respectively, that consists primarily of the accrual for fees associated with the Gathering Agreement (see Note 3, “Acquisitions and Divestitures” for further discussion), which is reflected in the “Other Accrued liabilities” account on the consolidated balance sheets.

Palmetto Disposition

On March 31, 2015, we completed the Palmetto Disposition discussed above to a subsidiary of SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”). The second phase of the escalating working interests on the sold Palmetto wells was effective on January 1, 2016.

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

Note 12. Accrued Liabilities

The following information summarizes accrued liabilities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Capital expenditures	$57,580	$51,983
Other:
General and administrative costs	3,789	5,214
Production taxes	2,059	2,532
Ad valorem taxes	2,074	886
Lease operating expenses	24,367	27,077
Interest payable	28,281	34,265
Total accrued liabilities	$118,150	$121,957

Note 13. Stockholders’ Equity

Common Stock Offerings— On September 18, 2013, the Company completed a public offering of 11,040,000 shares of common stock (including 1,440,000 shares purchased pursuant to the full exercise of the underwriters’ overallotment option), at an issue price of $23.00 per share. The Company received net proceeds from this offering of $241.4 million, after deducting underwriters’ fees and offering expenses of $12.5 million. The Company used the net proceeds from the offering to partially fund the Wycross Acquisition completed in October 2013 and a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

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

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board of Directors of the Company (the “Board”). The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of March 31, 2016, all dividends accumulated through that date had been paid.

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

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of March 31, 2016, all dividends accumulated through that date had been paid.

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

The Company has determined the fair value of consideration transferred to the Holders and the fair value of consideration transferrable pursuant to the original conversion terms. The $13.9 million, $3.1 million and $0.3 million excess of the fair value of the shares of common stock issued over the carrying value of the Series A Preferred Stock and Series B Preferred Stock redeemed in connection with the exchange agreements entered into in February, May and August 2014, respectively, has been reflected as an additional preferred stock dividend, that is, as an increase in accumulated deficit to arrive at net loss attributable to common stockholders in our condensed consolidated financial statements.

Preferred Stock Conversion—On November 20, 2015, a holder of our Series B Convertible Perpetual Preferred Stock exercised its right to convert 4,500 shares our Series B Convertible Perpetual Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Convertible Perpetual Preferred Stock, in exchange for 10,517 shares of our common stock.

NOL Rights Plan—On July 28, 2015, the Company entered into a net operating loss carryforwards (“NOLs”) rights plan with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The dividend was paid on August 10, 2015 to stockholders of record as of the close of business on August 7, 2015 (the “NOL Record Date”). In addition, one Right automatically attached to each share of common stock issued between the NOL Record Date and such date as when the Rights become exercisable.

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(65,774)	$(497,345)
Less:
Preferred stock dividends	(3,987)	(3,991)
Net loss allocable to participating securities(1)(2)	—	—
Net income (loss) attributable to common stockholders	$(69,761)	$(501,336)
Weighted average number of unrestricted outstanding common shares used to calculate basic net earnings (loss) per share	58,099	56,805
Dilutive shares(3)(4)	—	—
Denominator for diluted earnings (loss) per common share	58,099	56,805
Net income (loss) per common share - basic and diluted	$(1.20)	$(8.83)

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

For the three months ended March 31, 2016 and 2015, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(3)

The three months ended March 31, 2016 excludes 685,597 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

The LTIP is administered by the Compensation Committee of the Board as appointed by the Board. The Board may terminate or amend the LTIP at any time with respect to any shares for which a grant has not yet been made. The Board has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of shares that may be granted, subject to stockholder approval as may be required by the exchange upon which the common shares are listed at that time, if any. No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant. The LTIP will expire upon its termination by the Board or, if earlier, when no shares remain available under the LTIP for awards. Upon termination of the LTIP, awards then outstanding will continue pursuant to the terms of their grants.

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

During the three months ended March 31, 2016, the Company did not issue any shares of restricted common stock pursuant to the LTIP to directors of the Company.

During the three months ended March 31, 2016, the Company issued approximately 3.1 million shares of restricted common stock pursuant to the LTIP to certain employees (including the Company’s officers) and consultants of SOG, with whom the Company has a services agreement. The majority of these shares of restricted common stock vest in equal annual amounts over a three-year period.

In February 2016, the Compensation Committee approved several new forms of agreements for use in equity awards pursuant to the LTIP. The new forms of agreements consist of a two new forms of restricted stock award agreements, one of which provides for vesting in equal annual increments over a three year period from the Grant Date (the “Grant Date”)  and the other of which provides for cliff vesting five years after the Grant Date or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Restricted Stock” or “PARS”), and two new forms of phantom stock agreements payable only in cash, one of which provides for vesting in equal annual increments over a three year period from the Grant Date (the “Phantom Stock”) and the other of which provides for cliff vesting five years after the Grant Date or earlier if the Company’s common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Phantom Stock” or “PAPS”).

The PARS, PAPS and Phantom Stock awards granted to certain employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company’s officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the inclusion of market performance acceleration conditions does not change the accounting classification as compared to the restricted stock without market performance acceleration conditions, as both are still classified as equity within the Company’s balance sheet. The phantom share awards are required to be settled in cash by the Company and, per the guidance, should be classified as a liability.  Compensation expense for the unvested awards is revalued at each period end and is amortized over the vesting period of the stock-based award.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2016	2015
Restricted stock awards, directors	$232	$282
Restricted stock awards, non-employees	3,112	7,412
Total stock-based compensation expense	$3,344	$7,694

Based on the $5.49 per share closing price of the Company’s common stock on March 31, 2016, there was approximately $32.8 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 2.3 years.

Based on the $5.49 per share closing price of the Company’s common stock on March 31, 2016, there was approximately $13.9 million of unrecognized compensation cost related to the non‑vested PARS, PAPS, and Phantom Stock award shares outstanding. The cost is expected to be recognized over an average period of approximately 2.73 years.

A summary of the status of the non-vested shares for the three months ended March 31, 2016 and 2015 is presented below (in thousands):

	Three Months Ended
	March 31,	March 31,
	2016	2015
Non-vested common stock, beginning of period	4,426	2,718
Granted	3,096	2,538
Vested	(1,107)	(1,083)
Forfeited	(363)	(60)
Non-vested common stock, end of period	6,052	4,113

As of March 31, 2016, approximately 4.9 million shares remain available for future issuance to participants.

Note 15. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 and 2015 was 0% and (1.5)%, respectively.  The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0% for the three months ended March 31, 2016 is related to the valuation allowance on deferred tax assets.  The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (1.5)% for the three months ended March 31, 2015 is primarily related to related to the valuation allowance on deferred tax assets.

As of March 31, 2016, the Company had estimated NOLs of $863.7 million, which begin to expire in 2031.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, has established a valuation allowance of $537.0 million to reduce the net deferred tax asset to $0 at March 31, 2016. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At March 31, 2016, the Company had no material uncertain tax positions.

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

On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the “Delaware Derivative Action”). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company’s purchase of working interests in the TMS from Sanchez Resources. Plaintiffs alleged breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against Sanchez Resources, Eduardo Sanchez, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014. Briefing concerning the motions to dismiss concluded on June 27, 2014. A hearing was held on August 11, 2014, on the motions to dismiss, and the court subsequently granted the motions to dismiss. The plaintiffs appealed the case to the Delaware Supreme Court for which the parties fully briefed the appeal and provided oral argument. On October 2, 2015, the Delaware Supreme Court reversed the motions to dismiss and remanded the case to the Court of Chancery of the State of Delaware.  No scheduling order for the matter has been set at this time; however, discovery has started. The Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

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

As of March 31, 2016, the Company had $253.2 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $190.2 million in payments due with respect to firm commitment of oil and natural gas volumes under the Gathering Agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $49.5 million for a new corporate office lease that commenced in the fourth quarter of 2014 and has an expiration date in March 2025, (iii) $7.1 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024 and (iv) $6.3 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas. This acreage lease agreement includes a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term.

The Company’s ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment. The Company has the right to terminate its lease obligation for its acreage in Kenedy County, Texas at any time without penalty with six months advanced written notice and payment of any accrued leasehold expenses.

As discussed in Note 8, “Investments” above, SN Midstream entered into joint venture agreements with an affiliate of Targa to construct the Processing Plant and associated high pressure gathering pipelines near the Company’s Catarina asset. In connection with the Processing Plant joint venture agreement, SN Midstream has committed to invest approximately $80 million and receive a 50% ownership interest in the joint venture owning the Processing Plant. Construction is expected to be completed in 2017. In connection with the gathering pipelines joint venture agreement, SN Midstream has committed to invest approximately $35 million and receive a 50% ownership interest in the joint venture owning the gathering pipelines that will connect the Company's existing Catarina gathering system to the Processing Plant. Construction on the gathering pipelines is expected to be completed in 2016. As of December 31, 2015, the Company had invested approximately $20.0 million in the Processing Plant joint venture, and $22.7 million in the gathering pipeline joint venture. As of March 31, 2016, the Company has guaranteed SN Midstream’s remaining commitment to invest approximately $60 million and $12.3 million, respectively, in the Processing Plant and gathering pipelines joint ventures.

Membership percentage interests in the Processing Plant joint venture and the gathering pipelines joint venture for the Company and Targa are calculated based on the aggregate capital contributions made by each party related to the total capital contributions made by both parties. If SN Midstream fails to make capital contributions or the Company fails to fulfill the guarantee or, in the case of the Processing Plant joint venture, the Company does not elect to contribute more than $80 million (if the cost to construct the Processing Plant exceeds $160 million) our membership interest in the joint venture could be reduced. If our membership interest falls below 20% in either joint venture, we have the potential to lose appointed board seats and voting rights.

Note 17. Subsidiary Guarantors

The Company filed registration statements on Form S-3 with the SEC, which became effective January 14, 2013, June 11, 2014 and April 25, 2016 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co-registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of March 31, 2016, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of March 31, 2016, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several. The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of March 31, 2016, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

The rules of Regulation S-X Rule 3-10 require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. See Note 18, “Condensed Consolidating Financial Information” for further discussion regarding the condensed consolidating financial information for guarantor and non-guarantor subsidiaries.

The Company has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of its subsidiaries to distribute funds to the Company.

Not

Note 18. Condensed Consolidating Financial Information

As noted above, the rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis (in thousands) and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had such guarantor subsidiaries operated as independent entities.

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are, therefore, reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions. Typically in a condensed consolidating financial statement, the net income and equity of the parent company equals the net income and equity of the consolidated entity.

	March 31, 2016
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$628,323	$10,007	$72,805	$(152,613)	$558,522
Total oil and natural gas properties, net	-	779,457	-	-	779,457
Investment in subsidiaries	662,487	-	-	(662,487)	-
Other assets	13,727	17,524	51,973	-	83,224
Total Assets	$1,304,537	$806,988	$124,778	$(815,100)	$1,421,203

Liabilities and Shareholders' Equity
Current liabilities	$67,515	$121,846	$120,045	$(152,613)	$156,793
Long-term liabilities	1,761,065	26,468	-	-	1,787,533
Total shareholders' equity (deficit)	(524,043)	658,674	4,733	(662,487)	(523,123)
Total Liabilities and Shareholders' Equity (deficit)	$1,304,537	$806,988	$124,778	$(815,100)	$1,421,203

	December 31, 2015
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$671,278	$37,005	$704	$(42,369)	$666,618
Total oil and natural gas properties, net	-	756,103	-	-	756,103
Investment in subsidiaries	700,053	-	-	(700,053)	-
Other assets	14,481	17,737	46,365	-	78,583
Total Assets	$1,385,812	$810,845	$47,069	$(742,422)	$1,501,304

Liabilities and Shareholders' Equity
Current liabilities	$78,840	$88,666	$42,369	$(42,369)	$167,506
Long-term liabilities	1,764,060	25,907	-	-	1,789,967
Total shareholders' equity (deficit)	(457,088)	696,272	4,700	(700,053)	(456,169)
Total Liabilities and Shareholders' Equity (deficit)	$1,385,812	$810,845	$47,069	$(742,422)	$1,501,304

	Three Months Ended March 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$79,816	$-	$-	$79,816
Total operating costs and expenses	19,684	117,002	479	-	137,165
Other income (expense)	(8,524)	(413)	512	-	(8,425)
Income (loss) before income taxes	$(28,208)	$(37,599)	$33	$-	$(65,774)

Income tax expense	-	-	-	-	-
Equity in income (loss) of subsidiaries	(37,566)	-	-	37,566	-
Net income (loss)	$(65,774)	$(37,599)	$33	$37,566	$(65,774)

	Three Months Ended March 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$110,593	$-	$-	$110,593
Total operating costs and expenses	21,786	586,315	316	-	608,417
Other income (expense)	7,885	36	-	-	7,921
Income (loss) before income taxes	$(13,901)	$(475,686)	$(316)	$-	$(489,903)

Income tax expense	(40,275)	48,112	(395)	-	7,442
Equity in income (loss) of subsidiaries	(476,002)	-	-	476,002	-
Net income (loss)	$(449,628)	$(523,798)	$79	$476,002	$(497,345)

	Three Months Ended March 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$3,705	$20,620	$(188)	$-	$24,137
Net cash provided by (used in) investing activities	(143,077)	(85,767)	(5,224)	142,849	(91,219)
Net cash provided by (used in) financing activities	(5,745)	65,147	77,702	(142,849)	(5,745)
Net increase (decrease) in cash and cash equivalents	$(145,117)	$-	$72,290	$-	$(72,827)
Cash and cash equivalents, beginning of period	434,933	-	115	-	435,048
Cash and cash equivalents, end of period	$289,816	$-	$72,405	$-	$362,221

	Three Months Ended March 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(27,868)	$91,687	$(19)	$-	$63,800
Net cash provided by (used in) investing activities	(96,118)	(188,568)	-	96,901	(187,785)
Net cash provided by (used in) financing activities	(4,390)	96,881	19	(96,901)	(4,391)
Net increase (decrease) in cash and cash equivalents	$(128,376)	$-	$-	$-	$(128,376)
Cash and cash equivalents, beginning of period	473,714	-		-	473,714
Cash and cash equivalents, end of period	$345,338	$-	$-	$-	$345,338

Note 19. Variable Interest Entities

During the first quarter of 2016, the Company adopted ASU 2015-02, “Consolidation—Amendments to the Consolidation Analysis,” which introduces a separate analysis for determining if limited partnerships and similar entities are variable interest entities (“VIEs”) and clarifies the steps a reporting entity would have to take to determine whether the voting rights of stockholders in a corporation or similar entity are substantive.

As noted above in Note 8, “Investments,” the Company, through SN Midstream, entered into joint venture agreements with an affiliate of Targa in October 2015 to, among other things, construct the Processing Plant and associated high pressure gathering pipelines near the Company’s Catarina asset in the Eagle Ford Shale. In addition, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility. The Company determined that the gathering and Processing Plant joint ventures and ownership in the SOII Facility are more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. We concluded that the gathering and Processing Plant joint ventures and investment in SOII Facility are VIEs under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the  power to direct activities of the VIEs regarding the risks associated with price, operations, and capital investment which have most significant impact the VIEs economic performance.

In connection with the Processing Plant joint venture agreement, SN Midstream has committed to invest approximately $80 million and received a 50% ownership interest in the joint venture owning the Processing Plant. In connection with the gathering pipelines joint venture agreement, SN Midstream has committed to invest approximately $35 million and received a 50% ownership interest in the joint venture owning the gathering pipelines that will connect the Company's existing Catarina gathering system to the Processing Plant.

The Company’s investment in the gathering joint venture, the Processing Plant and the SOII Facility represent VIEs that could expose the Company to losses. The amount of losses the Company could be exposed to from the gathering and Processing Plant joint ventures is limited to the capital investment guaranteed of approximately $80 million and $35 million related to the Processing Plant joint venture and gathering pipelines joint venture, respectively.  The amount of losses the Company could be exposed to from the investment in the SOII Facility is limited to the equity in the investment at any point in time.

As of March 31, 2016, the Company had invested $22.7 million in the gathering pipelines joint venture, approximately $20.0 million in the Processing Plant joint venture, and approximately $12.5 million in the SOII Facility. There is no debt incurred by the gathering pipelines joint venture, the Processing Plant joint venture, or the SOII Facility. The Company is accounting for these VIEs as equity method investments and determined that Targa is the primary beneficiary of the VIEs as Targa is the operator of the gathering and the Processing Plant joint ventures and the SOII Facility and has the most influence with respect to the normal day-to-day operating decisions. We have included these VIEs in the “Other Assets - Investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIEs and the Company’s maximum exposure to loss as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Capital investments	$55,209	$49,985
Earnings in equity investments	512	—
Equity in equity investments	$55,721	$49,985

	March 31,	December 31,
	2016	2015
Equity in equity investments	$55,721	$49,985
Guarantees of capital investments	59,817	65,015
Maximum exposure to loss	$115,538	$115,000

Note 20. Subsequent Events

The Company filed registration statements on Form S-3 with the SEC on March 21, 2016, which became effective April 25, 2016, and registered, among other securities, debt securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and information contained in our 2015 Annual Report. The following discussion contains “forward‑looking statements” that reflect our future plans, estimates, beliefs and expected performance. Please see “Cautionary Note Regarding Forward‑Looking Statements.”

Business Overview

Sanchez Energy Corporation, a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the onshore U.S. Gulf Coast, with a current focus on the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Mississippi and Louisiana. We have accumulated approximately 200,000 net leasehold acres in the oil and condensate, or black oil and volatile oil, windows of the Eagle Ford Shale and approximately 62,000 net leasehold acres in what we believe to be the core of the TMS. We are currently focused on the horizontal development of significant resource potential from the Eagle Ford Shale, with plans to invest approximately 100% of our 2016 drilling and completion capital budget in this area. We are continuously evaluating opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities.

Listed below is a table of our significant transactions since January 1, 2013:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 3/31/16	Purchase / Disposition Price (millions)
Western Catarina Midstream Divestiture	10/14/2015	10/14/2015	Catarina, Eagle Ford	N/A	N/A	$346
Palmetto Disposition	3/31/2015	1/1/2015	Palmetto, Eagle Ford	N/A	N/A	$83
Catarina Acquisition	6/30/2014	1/1/2014	Catarina, Eagle Ford	106,100	106,100	$557
Wycross Acquisition	10/4/2013	7/1/2013	Wycross, Eagle Ford	3,600	3,400	$230
TMS transaction	8/16/2013	8/16/2013	TMS	69,000	62,000	$78
Five Mile Creek Acquisition	7/1/2013	7/1/2013	Marquis, Eagle Ford	10,300	6,000	$29
Cotulla Acquisition	5/31/2013	3/1/2013	Cotulla, Eagle Ford	44,500	31,200	$281

On October 14, 2015, the Company completed the Western Catarina Midstream Divestiture (as defined above in Note 3, “Acquisitions and Divestitures”) for an adjusted purchase price of $345.8 million in cash. In connection with the closing of the Western Catarina Midstream Divestiture, the Company entered into the Gathering Agreement on October 14, 2015 for an initial term of 15 years pursuant to which production from approximately 35,000 acres that we operate in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream. In addition, for the first five years of the Gathering Agreement, SN Catarina, LLC will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

On March 31, 2015, we completed the Palmetto Disposition (as defined above in Note 3, “Acquisitions and Divestitures”) for an adjusted purchase price of approximately $83.4 million. The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, on January 1, 2016, the working interest of the purchaser, a wholly owned subsidiary of SPP, automatically increased in incremental amounts and will continue to automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest, and we will own a 2.5% working interest in each of the wellbores.

On June 30, 2014, we completed the Catarina Acquisition in the Eagle Ford Shale with an effective date of January 1, 2014. All proved reserves in the Catarina area are covered under lease acreage that is held by production, which acreage amounted to approximately 29,000 acres. Under the lease, we have a 100% working interest and 75% net revenue interest in the lease acreage over the Eagle Ford Shale formation from the top of the Austin Chalk formation to the base of the Buda Lime formation. The 77,000 acres of undeveloped acreage that were included in the Catarina

Acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include drilling at least the minimum annual well requirement necessary to maintain access to such undeveloped acreage. During the first quarter of 2016, the Company satisfied its 50 well annual commitment for the current annual well commitment period, which commenced on July 1, 2015 and ends on June 30, 2016. As of March 31, 2016, the Company had drilled 63 wells for the current annual well commitment period. Pursuant to the lease, the Company can carry over up to 30 wells into the future annual well commitment period, which will commence on July 1, 2016 and end on June 30, 2017.

On October 4, 2013, we completed the Wycross Acquisition in the Eagle Ford Shale. The properties acquired in the Wycross Acquisition are included in our Cotulla area described below.

On August 16, 2013, we completed the TMS Transaction (as defined above in Note 11, “Related Party Transactions”). As of March 31, 2016, the AMI held rights to approximately 136,000 (95,000 net) acres, of which we owned approximately 62,000 net acres.

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

Our 2016 capital budget of $200 - $250 million is allocated approximately 89% to the drilling and completion of 52 net wells and to the completing of 55 net wells with the remainder allocated to facilities, leasing, and seismic activities.

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

In our Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We anticipate drilling, completion and facilities costs on our acreage to be between $3.3 million and $3.6 million per well based on our current estimates and historical well costs. Current Estimated Ultimate Recovery (“EUR”) per well in Catarina is expected to range between 400 MBoe and 1,200 MBoe. We have identified between 1,300 and 1,650 gross and net locations for potential future drilling on our Catarina acreage. For the year 2016, we plan to spend $130 - $150 million to spud 35 and complete 36 net wells in our Catarina area.

In our Marquis area, we have approximately 27,800 net acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with approximate 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $4.0 million and $5.0 million per well based on our current estimates and historical well costs. Current EUR per well in Marquis is expected to range between 275 MBoe and 375 MBoe. We have identified up to approximately 300 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. For the year 2016, we do not have any capital budgeted to spend on drilling and completions in our Marquis area.

In our Cotulla area, we have approximately 57,100 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 91%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $4.0 million per well based on our current estimates and historical well costs. Current EUR per well in Cotulla is expected to range between 300 MBoe and 400 MBoe. We have identified up to 1,050 gross (1000 net) locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. For the year 2016, we plan to spend $40 - $50 million to spud and complete 15 net wells in our Cotulla area.

In our Palmetto area, we have approximately 8,400 net acres in Gonzales County, Texas with an average working interest for future development locations of approximately 48%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 and $6.0 million per well based on our current estimates and historical well costs. Current EUR per well in Palmetto is expected to range between 500 MBoe and 600 MBoe. We have identified up to 317 gross (153 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. For the year 2016, we plan to spend $10 - $20 million to spud two net wells and complete four net wells in our Palmetto area.

Tuscaloosa Marine Shale

In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock. In connection with the TMS Transaction, we established an AMI in the TMS with SR, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. As of March 31, 2016, the AMI held rights to approximately 136,200 (95,100 net) acres, of which we owned approximately 61,800 net acres.

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

Recent Developments

During the fourth quarter of 2014, oil prices began a substantial and rapid decline, which continued throughout 2015 and sustained into 2016 with lower crude pricing. In response to that decline, the Company initiated a series of financial and operational activities highlighted below. Our 2016 capital budget has been set at $200 - $250 million, which is expected to maintain production around 48,000 to 52,000 Boe per day. The 2016 capital budget remains subject to further adjustments, depending on market conditions, and the Company maintains significant flexibility in our operations to be able to increase or decrease our capital budget quickly to react to changes in market conditions.

The Company amended its Second Amended and Restated Credit Agreement in January and March 2016. The borrowing base under the Second Amended and Restated Credit Agreement was set at $350 million in March 2016. Pursuant to amendments to the Second Amended and Restated Credit Agreement executed at that time, the $300 million aggregate elected commitment amount will remain fixed until the lenders’ next regularly scheduled borrowing base redetermination, which is expected to occur in the fourth quarter 2016.  See also Note 6, “Long-Term Debt – Credit Facility – Second Amended and Restated Credit Agreement.”

Outlook

Our operating environment is characterized by significant commodity price volatility, distress in the capital markets, and considerable uncertainty with respect to the future of our industry, which may continue through the remainder of 2016 and later years. In this environment, the Company plans to carefully manage its capital spending and operating activities in order to preserve liquidity.

The Company’s capital spending is expected to range between $200 and $250 million in 2016.  At this level of capital spending, we anticipate that we will meet drilling commitments and realize no material change in production levels when compared to 2015.  We expect to use a portion of our cash on hand and our internally generated cash flows from operations to fund our remaining 2016 capital expenditures, and currently project no borrowings under the Second Amended and Restated Credit Agreement for purposes of our development activity at this level of capital spending. We will continuously evaluate our capital spending and operating activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program as warranted. In addition, we will continuously review acquisition opportunities involving third-party assets or transactions with other members of the Sanchez Group and SPP.

For the 12-month period ended March 31, 2016, the oil price (WTI Cushing) used in the SEC methodology for calculating PV‑10 and Standardized Measures, and for performing impairment tests under the full cost method, which is calculated as the unweighted arithmetic average of the first‑of‑the‑month reported price for the 12‑month historic period, was $46.26 per barrel. The average and the average natural gas price (Henry Hub) calculated in the same manner, was $2.58 per MMBtu. At these price levels, SEC prices for oil and natural gas have decreased approximately 8% and 7%, respectively, since December 31, 2015.

As a result of less favorable commodity prices adversely impacting our proved reserve values, and continuing weakness in commodity prices impacting our future drilling opportunities, we recorded a full cost ceiling test impairment after income taxes of $22.1 million, for the three months ended March 31, 2016. Based on known changes in historic first-month-prices and continuing weakness in commodity prices, there is a reasonable likelihood that the Company will incur additional impairments to our full cost pool in 2016 absent a material addition to proved reserves and/or a material reduction in future development costs.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase
	Three Months Ended		(Decrease)
	March 31,		2016 vs 2015
	2016	2015	$	%
Net Production:
Oil (MBbl)	1,639	1,784	(145)	(8)%
Natural gas liquids (MBbl)	1,689	1,121	568	51%
Natural gas (MMcf)	10,895	6,992	3,903	56%
Total oil equivalent (MBoe)	5,144	4,070	1,074	26%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$26.04	$42.35	$(16.31)	(39)%
Natural gas liquids ($ per Bbl)	8.91	12.36	(3.45)	(28)%
Natural gas ($ per Mcf)	2.03	3.03	(1.00)	(33)%
Oil equivalent ($ per Boe)	$15.52	$27.18	$(11.66)	(43)%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$52.71	$57.33	$(4.62)	(8)%
Natural gas liquids ($ per Bbl)	8.91	12.36	(3.45)	(28)%
Natural gas ($ per Mcf)	2.89	3.41	(0.52)	(15)%
Oil equivalent ($ per Boe)	$25.85	$34.39	$(8.54)	(25)%
REVENUES(1):
Oil sales	$42,682	$75,524	$(32,842)	(43)%
Natural gas liquids sales	15,045	13,853	1,192	9%
Natural gas sales	22,089	21,216	873	4%
Total revenues	$79,816	$110,593	$(30,777)	(28)%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Production:
Oil - MBbl
Catarina	905	563
Marquis	218	474
Cotulla	389	497
Palmetto	113	229
Other	14	21
Total	1,639	1,784
Natural gas liquids - MBbl
Catarina	1,546	911
Marquis	47	64
Cotulla	71	95
Palmetto	25	51
Other	—	—
Total	1,689	1,121
Natural gas - MMcf
Catarina	10,153	5,850
Marquis	193	252
Cotulla	401	612
Palmetto	146	260
Other	2	18
Total	10,895	6,992
Net production volumes:
Total oil equivalent Mboe)	5,144	4,070
Average daily production (Boe/d)	56,527	45,217
Average Sales Price (1):
Oil ($ per Bbl)	$26.04	$42.35
Natural gas liquids ($ per Bbl)	$8.91	$12.36
Natural gas ($ per Mcf)	$2.03	$3.03
Oil equivalent ($ per Boe)	$15.52	$27.18
Average unit costs per Boe:
Oil and natural gas production expenses	$8.69	$8.39
Production and ad valorem taxes	$0.77	$2.13
General and administrative (2)	$3.14	$3.39
Depreciation, depletion, amortization and accretion	$9.13	$25.22
Impairment of oil and natural gas properties	$4.29	$108.46

(1)	Excludes the impact of derivative instruments.

(2)

For the three months ended March 31, 2016 and 2015, general and administrative excludes non-cash stock-based compensation expense of approximately $3.4 million ($0.65 per boe) and $7.7 million ($1.89 per boe), respectively.

Net Production.  Production increased from 4,070 MBoe for the three months ended March 31, 2015 to 5,144 MBoe for the three months ended March 31, 2016 due to our drilling program. The number of gross wells producing at the period end and the production for the periods were as follows:

	Three Months Ended March 31,
	2016		2015
	# Wells	mboe	# Wells	mboe
Catarina	298	4,143	212	2,450
Cotulla	103	527	95	580
Marquis	149	298	137	693
Palmetto	76	162	72	323
Other	14	14	13	24
Total	640	5,144	529	4,070

For the three months ended March 31, 2016, 32% of our production was oil, 33% was NGLs and 35% was natural gas compared to the three months ended March 31, 2015 production that was 44% oil, 27% NGLs and 29% natural gas. The change in production mix between the periods was due to the increased production from the Catarina wells and the higher proportion of NGLs and natural gas production as compared to oil production from this area. Since the acquisition of the Catarina wells, production from Catarina has continued to increase in proportion to the total production, and as such, a higher proportion of NGLs and natural gas was produced as compared to oil.

Revenues.  Oil, NGLs, and natural gas sales revenues totaled approximately $79.8 million and $110.6 million for the three months ended March 31, 2016 and 2015, respectively. Oil sales revenues for the three months ended March 31, 2016 decreased $32.8 million, while sales revenue for NGLs and natural gas for the three months ended March 31, 2016 increased $1.2 million and $0.9 million, respectively, as compared to the three months ended March 31, 2015.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the quarter ended March 31, 2016 to the quarter ended March 31, 2015 (in thousands, except average sales price). The decrease in average realized prices from the quarter ended March 31, 2015 to the quarter ended March 31, 2016 can be attributed to both the significant decline in commodity prices and the increased percentage of NGLs and natural gas production relative to oil production that comprises our total production mix.

	Q1 2016	Q1 2015	Production	Q1 2015	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	1,639	1,784	(145)	$42.35	$(6,105)
Natural gas liquids (MBbl)	1,689	1,121	568	$12.36	$7,021
Natural gas (MMcf)	10,895	6,992	3,903	$3.03	$11,844
Total oil equivalent (MBoe)	5,144	4,070	1,074	$27.18	$12,760

	Q1 2016	Q1 2015		Q1 2015	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$26.04	$42.35	$(16.31)	1,639	$(26,737)
Natural gas liquids (MBbl)	$8.91	$12.36	$(3.45)	1,689	$(5,829)
Natural gas (MMcf)	$2.03	$3.03	$(1.00)	10,895	$(10,971)
Total oil equivalent (MBoe)	$15.52	$27.18	$(11.66)	5,144	$(43,537)

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the three months ended March 31, 2016 by approximately $16.8 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the three months ended March 31, 2016 by approximately $15.2 million

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31,		2016 vs 2015
	2016	2015	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$44,693	$34,163	$10,530	31%
Production and ad valorem taxes	3,943	8,670	(4,727)	-55%
Depreciation, depletion, amortization and accretion	46,965	102,657	(55,692)	-54%
Impairment of oil and natural gas properties	22,084	441,450	(419,366)
General and administrative (1)	19,480	21,477	(1,997)	-9%
Total operating costs and expenses	137,165	608,417	(471,252)	-77%

Interest income and other expense	(88)	(1,824)	1,736	-95%
Interest expense	(31,606)	(31,558)	(48)	0%
Net gains on commodity derivatives	22,757	41,303	(18,546)	-45%
Income tax expense	—	7,442	(7,442)	-100%

(1)	Inclusive of stock-based compensation expense of $3.3 million and $7.7 million for the three months ended March 31, 2016 and 2015, respectively.

* Not meaningful.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 31% to approximately $44.7 million for the three months ended March 31, 2016 as compared to $34.2 million for the same period in 2015. The increase in oil and natural gas production expenses in the first quarter of 2016 compared to the same period of 2015 is attributable to our increased production activities and well count on our existing acreage, and the costs paid to SPP associated with the Gathering Agreement that began in October 2015. Our average production expenses increased from $8.39 per Boe during the three months ended March 31, 2015 to $8.69 per Boe for the three months ended March 31, 2016. This increase was due primarily to the costs paid to SPP associated with the Gathering Agreement. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $3.9 million and $8.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in production and ad valorem taxes in the first quarter of 2016 compared to the same period in 2015 was due to the decrease in overall commodity price, and decrease in property value, between the periods. Our average production and ad valorem taxes decreased from $2.13 per Boe during the three months ended March 31, 2015 to $0.77 per Boe for the three months ended March 31, 2016. This decrease in rate is attributable to the lower applicable production tax rate in the Catarina area, in addition to the decreasing value of oil and natural gas properties causing a revision to our ad valorem estimates for 2016. The lower production tax rate is the result of the characterization of the wells in the Catarina area as high cost gas wells, which apply a lower tax rate based on the market value of the gas produced. While this rate may vary depending on the actual capital costs incurred on a well by well basis, we expect the production tax rate to continue to be lower than the rates established in our other operating areas.

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

Our DD&A expense decreased $55.7 million from $102.7 million ($25.22 per Boe) for the three months ended March 31, 2015 to $47.0 million ($9.13 per Boe) for the three months ended March 31, 2016. The majority of the decrease in DD&A is related to the decrease in depletion rate due to full cost ceiling impairments recorded in 2015 and the decrease in the full cost pool related to the Western Catarina Midstream Divestiture. Higher production during the three months ended March 31, 2016 as compared to the same period in 2015 resulted in a $26.9 million increase in depletion expense and the decrease in the depletion rate resulted in a $82.6 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We recorded a full cost ceiling test impairment after income taxes of $22.1 million for the three months ended March 31, 2016. The impact of less favorable commodity prices adversely affecting proved reserve values was the main contributor to the ceiling impairment recorded at March 31, 2016. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We recorded a full cost ceiling test impairment after income taxes of $441.5 million for the three months ended March 31, 2015. Based on the expectation that decline in average SEC prices will continue during 2016, the Company could incur additional non‑cash impairments to our full cost pool in 2016.

If the simple average of oil and natural gas prices as of the first day of each month for the trailing 12‑month period ended March 31, 2016 had been $2.22 per MMBtu for natural gas, $41.34 per Bbl of oil, and $17.64 per Bbl of propane, while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have been reduced by approximately $116.4 million. The aforementioned prices were calculated based on a 12‑month simple average, which includes the oil and natural gas prices on the first day of the month for the 10 months ended April 2016 and the April 2016 prices were held constant for the remaining two months. This reduction would have increased the impairment of our oil and natural gas properties pursuant to the ceiling test by approximately $116.4 million on a pro forma basis. The pro forma reduction in our ceiling test limitation is partially the result of a pro forma decrease in our proved reserves, which was primarily due to certain locations that would not be economical when using the pro forma prices. This calculation of the impact of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of prices for oil, natural gas, and NGLs. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors noted above could have a significant impact on future reserves and the present value of future cash flows. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock‑based compensation expense, totaled $19.5 million for the three months ended March 31, 2016 compared to $21.5 million for the same period in 2015. Excluding the stock‑based compensation, G&A expenses for the three months ended March 31, 2016 and 2015 were $16.1 million and $13.8 million, respectively. This increase was due primarily to additional costs for added personnel of SOG performing services for the Company and an increase in tax expense for vested stock awards. Our G&A expenses, excluding stock‑based compensation expense, decreased from $3.39 per Boe during the three months ended March 31, 2015 to $3.14 per Boe for the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, we recorded non‑cash stock‑based compensation expense of approximately $3.3 million and $7.7 million, respectively. The decrease in the stock-based compensation expense amount was caused by a decrease in the Company’s stock price during the first quarter 2016. This decrease in stock price was offset by an increase in awards outstanding and the associated amortization expense recognized. Because the Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s decrease in stock price will cause a decrease to the stock‑based compensation expense recognized during the quarter.

Interest Expense.  For the three months ended March 31, 2016, interest expense totaled $31.6 million and included $1.9 million in amortization of debt issuance costs. This is compared to the three months ended March 31, 2015, for which interest expense totaled $31.6 million and included $1.8 million in amortization of debt issuance costs. The interest expense incurred during the three months ended March 31, 2016 is primarily related to the 7.75% Notes issued in June and September 2013 and the 6.125% Notes issued in June and September 2015.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the three months ended March 31, 2016, we recognized a total gain of $22.8 million on our commodity derivative contracts primarily related to settlements of commodity derivative contracts of $53.2 million. These gains were primarily the result of the decreases in commodity prices from the time the deals were entered to the current period. The total net gain also included mark-to-market losses on oil derivatives of $32.5 million associated with the increase in oil prices during the first quarter 2016. These losses were slightly offset by mark-to-market gains on natural gas derivatives of $2.1 million, primarily the result of the decreases in natural gas prices during the quarter. During the three months ended March 31, 2015, we recognized a total gain of $41.3 million on our commodity derivative contracts primarily from decreases in commodity prices during the period. The total net gain also included a net gains of $29.4 million associated with the settlements of commodity derivative contracts.

Income Tax Expense.  For the three months ended March 31, 2016, the Company did not record income tax expense. Due to the full cost ceiling impairment recorded and decrease in revenues during the quarter, the Company was in a net loss position. Our effective tax rate for the three months ended March 31, 2016 rounded to approximately 0% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance of approximately $537.0 million recorded during the period. For the three months ended March 31, 2015, income tax expense totaled $7.4 million. Our effective tax rate for the three months ended March 31, 2015 was (1.5)%. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (1.5)% for the three months ended March 31, 2015 is primarily related to valuation allowance on deferred tax assets.

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

As of March 31, 2016, our critical accounting policies were consistent with those discussed in our 2015 Annual Report.

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

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $362 million in cash and cash equivalents and $300 million in borrowing capacity at the aggregate elected commitment amount under the Second Amended and Restated Credit Agreement with a syndicate of sixteen participating banks, resulting in available liquidity of approximately $662 million. The borrowing base under the Second Amended and Restated Credit Agreement was set at $350 million in March 2016. Pursuant to amendments to the Second Amended and Restated Credit Agreement executed at that time, the $300 million aggregate elected commitment amount will remain fixed until the lenders’ next regularly scheduled borrowing base redetermination, which is expected to occur in the fourth quarter 2016.

The Company’s capital spending is expected to range between $200 and $250 million in 2016.  At this level of capital spending, we anticipate that we will meet drilling commitments and realize no material change in production levels when compared to 2015.  We expect to use a portion of our cash on hand and our internally generated cash flows from operations to fund our remaining 2016 capital expenditures, and currently project no borrowings under the Second Amended and Restated Credit Agreement for purposes of our development activity at this level of capital spending.

Our capital spending plan was developed and approved in an environment characterized by significant commodity price volatility, distress in the capital markets, and considerable uncertainty with respect to the future of our industry, which may continue through the remainder of 2016 and later years. In this environment, we may, from time to time, seek to retire or purchase our outstanding debt and equity securities, through cash purchases and/or security exchanges  in open market transactions, privately negotiated transactions or otherwise. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material, and may involve the use of our liquidity and capital resources.

For a description of current and previous credit agreements along with the indenture covering our Senior Notes refer to Note 6, “Long‑Term Debt.”

In April 2016, the Company entered into swaps to hedge 1,000 Bbl per day of oil in 2017 at a fixed price of $50.00/Bbl and 10,000 MMBtu per day of natural gas in 2018 at a fixed price of $3.00/MMBtu.  The Company’s counterparty on the swaps has the right, under certain circumstances, to expand the hedges to cover an additional 1,000 Bbl per day of oil in 2017 and an additional 10,000 MMBtu per day of natural gas in 2018 at the same fixed prices. In May 2016, the Company entered into an additiona swap to hedge 10,000 MMBtu per day of natural gas in 2018 at a fixed price of $3.00/MMBtu. This brings the Company’s current total hedged position to 18,000 Bbls per day of oil and 99,153 MMbtu per day of natural gas in 2016, 1,000 to 2,000 Bbls per day of oil and 76,562 MMbtu/d of natural gas in 2017, and 20,000 to 30,000 MMbtu per day of natural gas in 2018.

Cash Flows

Our cash flows for the three months ended March 31, 2016 and 2015 (in thousands) are as follows:

	Three Months Ended
	March 31,
	2016	2015
Cash Flow Data:
Net cash provided by operating activities	$24,137	$63,800
Net cash used in investing activities	$(91,219)	$(187,785)
Net cash used in financing activities	$(5,745)	$(4,391)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $24.2 million for the three months ended March 31, 2016 compared to $63.8 million for the same period in 2015. This decrease was related to the unfavorable impact of changes in working capital items, including lower revenues due to the impact of lower average commodity prices partially offset by higher sales volumes between these periods and cash settlements received on commodity derivative contracts.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $91.2 million for the three months ended March 31, 2016 compared to $187.8 million for the same period in 2015. Capital expenditures for leasehold and drilling activities for the three months ended March 31, 2016 totaled $85.8 million, primarily associated with bringing online 19 gross wells. In addition, we invested $5.2 million in the joint ventures with Targa and invested $0.2 million in other property and equipment. For the three months ended March 31, 2015, we incurred capital expenditures of $270.6 million, primarily associated with bringing online 42 gross wells. In connection with the Palmetto Disposition on March 31, 2015, we received cash consideration of approximately $81.6 million. In addition, we invested $0.8 million in other property and equipment.

Net Cash Used in Financing Activities.  Net cash flows used in financing activities totaled an outflow of $5.7 million for the three months ended March 31, 2016 compared to $4.4 million for the same period in 2015. During the three months ended March 31, 2016, we made payments of approximately $4.0 million for dividends on our Series A Preferred Stock and Series B Preferred Stock and payments of approximately $1.8 million for deferred financing costs associated with the Sixth Amendment to the Second Amended and Restated Credit Agreement. During the three months ended March 31, 2015, we made payments of $4.0 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock.

Off‑Balance Sheet Arrangements

As of March 31, 2016, we did not have any off‑balance sheet arrangements.

Commitments and Contractual Obligations

Refer to Note 16, “Commitments and Contingencies” for a description of lawsuits pending against the Company.

As of March 31, 2016, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, asset retirement obligations, rent expense for our corporate offices and other long term lease payments. There have been no material changes in our contractual obligations during the three months ended March 31, 2016. The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Less than 1			More than
	year	1 - 3 years	3 - 5 years	5 years	Total
Senior Notes	$—	$—	$—	$1,750,000	$1,750,000
Interest expense (1)	116,938	233,875	233,875	164,124	748,812
Asset retirement obligations (2)	—	—	—	26,467	26,467
Office rent (3)	5,152	10,552	10,900	22,931	49,535
Midstream assets lease (4)	41,928	83,857	64,443	—	190,228
Other leases (5)	1,791	3,583	3,583	4,471	13,428
Total	$165,809	$331,867	$312,801	$1,967,993	$2,778,470

(1)	Represents estimated interest payments that will be due under the $600 million 7.75% Notes and $1,150 million 6.125% Notes that will mature on June 15, 2021 and January 15, 2023, respectively.

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

(4)

Represents payments due with respect to firm commitment oil and natural gas volumes under the Gathering Agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture. As part of this sale, the Company's Gathering Agreement represents an operating lease of the Catarina midstream assets. The firm commitment term under the gathering agreement commenced on October 14, 2015 and continues until October 13, 2020.

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(65,774)	$(497,345)
Plus:
Interest expense	31,606	31,558
Net gains on commodity derivative contracts	(22,757)	(41,303)
Net settlements received on commodity derivative contracts (1)	53,159	29,355
Depreciation, depletion, amortization and accretion	46,965	102,657
Impairment of oil and natural gas properties	22,084	441,450
Stock-based compensation expense	3,344	7,694
Write off of joint venture receivable, non-recurring	—	2,251
Income tax expense	—	7,442
Less:
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,703)	—
Interest income	(326)	(93)
Adjusted EBITDA	$64,598	$83,666

(1)	This amount includes premiums accrued but not paid as of the end of the period.

The following table presents a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$24,137	$63,800
Net change in operating assets and liabilities	17,323	(11,687)
Interest expense, net (1)	29,207	29,423
Losses incurred on premiums for derivative contracts	(6,103)	(121)
Loss on inventory market adjustment	(478)	—
Earnings from equity investments	512	—
Write off of joint venture receivable, non-cash	—	2,251
Adjusted EBITDA	$64,598	$83,666

(1)	This amount includes cash interest expense on our Senior Notes and credit agreements, net of interest income.

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

Plus:

•	Non‑cash preferred stock dividends associated with conversion;

•	Net losses (gains) on commodity derivative contracts;

•	Net settlements received (paid) on commodity derivative contracts;

•	Stock‑based compensation expense;

•	Acquisition and divestiture costs included in general and administrative;

•	Impairment of oil and natural gas properties;

•	Other non‑recurring items that we deem appropriate; and

•	Tax impact of adjustments to net income (loss).

Less:

•	Amortization of deferred gain on Western Catarina Midstream Divestiture;

•	Preferred stock dividends; and

•	Other non‑recurring items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (Loss) (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015

Net loss	$(65,774)	$(497,345)
Less: Preferred stock dividends	(3,987)	(3,991)
Net loss attributable to common shares and participating securities	(69,761)	(501,336)
Plus:
Non-cash write off of joint venture receivables	—	2,251
Net gains on commodity derivatives contracts	(22,757)	(41,303)
Net settlements received (paid) on commodity derivative contracts (1)	53,159	29,355
Impairment of oil and natural gas properties	22,084	441,450
Stock-based compensation expense	3,344	7,694
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,703)	—
Tax impact of adjustments to net income (loss) (2)	—	6,642
Adjusted net income (loss)	(17,634)	(55,247)
Adjusted net income allocable to participating securities (3)	—	—
Adjusted net income (loss) attributable to common stockholders	$(17,634)	$(55,247)

Adjusted net income (loss) per common share - basic and diluted (4)(5)	$(0.30)	$(0.97)

Weighted average number of unrestricted outstanding common shares to calculate adjusted net income (loss) per common share - basic and diluted	58,099	56,805

(1)	This amount includes premiums accrued but not paid as of the end of the period.

(2)	The tax impact is computed by utilizing the Company’s effective tax rate on the adjustments to reconcile net income (loss) to adjusted net income (loss).

(3)	The Company’s restricted shares of common stock are participating securities.

(4)

The three months ended March 31, 2016 excludes 685,597 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted adjusted net loss per common share as these shares were anti‑dilutive.

(5)

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, NGLs and natural gas production. Realized pricing is primarily driven by the prevailing market prices applicable to our oil, NGLs and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil, NGLs and natural gas production depend on many factors outside of our control, such as the relative strength of the global economy and the actions of OPEC.

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. In addition, the Company periodically enters into option transactions as a way to manage its exposure to fluctuating prices and/or enhance the value of fixed price swaps. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes. Please refer to Note 7, “Derivative Instruments” for a description of all of the Company’s derivatives covering anticipated future production as of March 31, 2016.

At March 31, 2016, the fair value of our commodity derivative contracts was a net asset of approximately $141.8 million. At March 31, 2016, the fair value of the premiums associated with our commodity derivative puts was a liability of approximately $18.4 million. A 10% increase in the oil and natural gas index prices above the March 31, 2016 prices would result in a decrease in the fair value of our commodity derivative contracts of $32.2 million; conversely, a 10% decrease in the oil index price would result in an increase of $32.9 million.

Interest Rate Risk

As of March 31, 2016, no amounts were outstanding under our Second Amended and Restated Credit Agreement. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of March 31, 2016. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of March 31, 2016. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 16, “Commitments and Contingencies.”

Item 1A.  Risk Factors

Consider carefully the risk factors under the caption "Risk Factors" under Part I, Item 1A in our 2015 Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2015 Annual Report; and in our other public filings, press releases, and public discussions with our management.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

Period	Total number of shares withheld (1)	Average price per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
January 1, 2016 - January 31, 2016	364,286	$4.13	-	-
February 1, 2016 - February 29, 2016	-	$-	-	-
March 1, 2016 - March 31, 2016	-	$-	-	-

(1)	Represents shares that were purchased by the Company to satisfy employee tax withholding obligations that arose upon the vesting of restricted stock awards.

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

10.1

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of January 22,2016, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III LLC, SN Marquis LLC, SN Cotulla Assets LLC, SN Operating LLC, SN TMS, LLC, and SN Catarina LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the other agents and lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 25, 2016, and incorporated herein by reference).

10.2	*

Form of Restricted Stock Agreement for A.R. Sanchez, Jr., Antonio R. Sanchez, III and Eduardo Sanchez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on February 23, 2016, and incorporated herein by reference).

10.3	*

Form of Performance Accelerated Restricted Stock Agreement for A.R. Sanchez, Jr., Antonio R. Sanchez, III and Eduardo Sanchez (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on February 23, 2016, and incorporated herein by reference).

10.4	*

Form of Phantom Stock Agreement for A.R. Sanchez, Jr., Antonio R. Sanchez, III and Eduardo Sanchez (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on February 23, 2016, and incorporated herein by reference).

10.5	*

Form of Performance Accelerated Phantom Stock Agreement for A.R. Sanchez, Jr., Antonio R. Sanchez, III and Eduardo Sanchez (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on February 23, 2016, and incorporated herein by reference).

10.6	*

Indemnification Agreement, dated as of March 7, 2016, between Sanchez Energy Corporation and Garrick Hill (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 8, 2016, and incorporated herein by reference).

10.7

Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, and SN Catarina, LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 21, 2016, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2016.

SANCHEZ ENERGY CORPORATION

By:	/s/ Garrick A. Hill
Garrick A. Hill
Interim Chief Financial Officer