Form 10-Q
period 2016-09-30
Sanchez Energy Corp
filed 2016-11-07
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of November 4, 2016: 66,409,582

Sanchez Energy Corporation

Form 10‑Q

For the Quarterly Period Ended September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10‑Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements. These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Quarterly Report on Form 10‑Q, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows are forward‑looking statements. Forward‑looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	our ability to successfully execute our business and financial strategies;

•	our ability to utilize the services, personnel and other assets of Sanchez Oil & Gas Corporation (“SOG”) pursuant to existing services agreements;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;

•	the realized benefits of the acreage acquired in our various acquisitions and other assets and liabilities assumed in connection therewith;

•	the realized benefits of our joint ventures, including with respect to our joint ventures with an affiliate of Targa Resources Corp. (“Targa”);

•	the realized benefits of our transactions with Sanchez Production Partners LP (“SPP”), including with respect to the transactions referred to herein;

•	the ability to consummate our recently announced pending transactions with SPP or Carrizo (Eagle Ford) LLC described herin or the epected benefits from such transactions;

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$328,529	$435,048
Oil and natural gas receivables	34,382	30,668
Joint interest billings receivables	630	1,259
Accounts receivable - related entities	2,235	3,697
Fair value of derivative instruments	29,834	172,494
Other current assets	15,366	23,452
Total current assets	410,976	666,618
Oil and natural gas properties, at cost, using the full cost method:
Proved oil and natural gas properties	3,128,200	2,914,867
Unproved oil and natural gas properties	271,418	253,529
Total oil and natural gas properties	3,399,618	3,168,396
Less: Accumulated depreciation, depletion, amortization and impairment	(2,706,324)	(2,412,293)
Total oil and natural gas properties, net	693,294	756,103

Other assets:
Fair value of derivative instruments	2,741	5,789
Investments	53,126	49,985
Other assets	24,982	22,809
Total assets	$1,185,119	$1,501,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,507	$4,184
Other payables	2,225	2,004
Accrued liabilities:
Capital expenditures	40,661	51,983
Other	69,699	69,974
Deferred premium liability	8,183	24,548
Fair value of derivative instruments	3,727	—
Other current liabilities	19,856	14,813
Total current liabilities	145,858	167,506
Long term debt, net of premium, discount and debt issuance costs	1,710,634	1,705,927
Asset retirement obligations	28,667	25,907
Fair value of derivative instruments	2,293	—
Other liabilities	58,811	58,133
Total liabilities	1,946,263	1,957,473
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of September 30, 2016 and December 31, 2015 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of September 30, 2016 and December 31, 2015 of 6.500% Convertible Perpetual Preferred Stock, Series B)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 65,934,336 shares issued and outstanding as of September 30, 2016 and 61,928,089 shares issued and outstanding as of December 31, 2015)	663	619
Additional paid-in capital	1,101,361	1,079,513
Accumulated deficit	(1,863,221)	(1,536,354)
Total stockholders' deficit	(761,144)	(456,169)
Total liabilities and stockholders' deficit	$1,185,119	$1,501,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Oil sales	$64,041	$69,532	$172,509	$244,554
Natural gas liquid sales	19,511	17,055	56,535	48,602
Natural gas sales	31,255	27,939	76,547	73,091
Total revenues	114,807	114,526	305,591	366,247
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	38,997	40,345	128,609	110,166
Production and ad valorem taxes	3,921	3,038	14,052	20,011
Depreciation, depletion, amortization and accretion	37,651	89,167	127,959	296,541
Impairment of oil and natural gas properties	59,582	454,628	169,046	1,365,000
General and administrative (inclusive of stock-based compensation expense of $12,802 and $355, respectively, for the three months ended September 30, 2016 and 2015, and $26,025 and $15,924, respectively, for the nine months ended September 30, 2016 and 2015)	26,936	15,851	70,399	59,290
Total operating costs and expenses	167,087	603,029	510,065	1,851,008
Operating loss	(52,280)	(488,503)	(204,474)	(1,484,761)
Other income (expense):
Interest income	146	65	629	249
Other income (expense)	7	(818)	(196)	(2,053)
Interest expense	(31,797)	(31,442)	(95,225)	(94,500)
Earnings from equity investments	463	—	3,154	—
Net gains (losses) on commodity derivatives	18,640	103,996	(17,353)	111,550
Total other income (expense)	(12,541)	71,801	(108,991)	15,246
Loss before income taxes	(64,821)	(416,702)	(313,465)	(1,469,515)
Income tax expense	1,441	158	1,441	7,600
Net loss	(66,262)	(416,860)	(314,906)	(1,477,115)
Less:
Preferred stock dividends	(3,987)	(3,991)	(11,961)	(11,973)
Net income allocable to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(70,249)	$(420,851)	$(326,867)	$(1,489,088)

Net loss per common share - basic and diluted	$(1.19)	$(7.33)	$(5.56)	$(26.06)
Weighted average number of shares used to calculate net loss attributable to common stockholders - basic and diluted	59,190	57,426	58,782	57,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2016 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2015	1,839	$18	3,528	$35	61,928	$619	$1,079,513	$(1,536,354)	$(456,169)
Preferred stock dividends	—	—	—	—	500	5	3,982	(11,961)	(7,974)
Restricted stock awards, net of forfeitures	—	—	—	—	3,870	39	(39)	—	—
Stock-based compensation	—	—	—	—	—	—	17,905	—	17,905
Net loss	—	—	—	—	—	—	—	(314,906)	(314,906)
BALANCE, September 30, 2016	1,839	$18	3,528	$35	66,298	$663	$1,101,361	$(1,863,221)	$(761,144)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(314,906)	$(1,477,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	127,959	296,541
Impairment of oil and natural gas properties	169,046	1,365,000
Stock-based compensation expense	26,025	15,924
Net losses (gains) on commodity derivative contracts	17,353	(111,550)
Net cash settlement received on commodity derivative contracts	105,111	89,558
Cash reimbursements received for operating leasehold improvements	—	2,650
Losses (gains) incurred on premiums for derivative contracts	18,377	(121)
Loss on investment in SPP	—	864
Amortization of deferred gain on Western Catarina Midstream Divestiture	(11,109)	—
Amortization of debt issuance costs	5,865	5,312
Accretion of debt discount, net	475	544
Deferred taxes	—	7,443
Loss on inventory market adjustment	479	—
Distributions from equity investments	428	—
Earnings from equity investments	(3,154)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,085)	52,138
Other current assets	2,608	3,792
Accounts payable	(2,677)	(12,945)
Accounts receivable - related entities	1,462	(3,404)
Other payables	221	(836)
Accrued liabilities	(4,262)	(1,181)
Other current liabilities	—	(5,166)
Other liabilities	—	1,190
Net cash provided by operating activities	136,216	228,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(241,323)	(562,599)
Payments for other property and equipment	(3,962)	(4,572)
Proceeds from sale of oil and natural gas properties	—	81,734
Acquisition of oil and natural gas properties	—	(7,658)
Payments for investments	(28,682)	—
Proceeds from sale of investments	36,977	—
Net cash used in investing activities	(236,990)	(493,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	60,000	—
Repayment of borrowings	(60,000)	—
Financing costs	(1,758)	(400)
Preferred dividends paid	(3,987)	(11,973)
Net cash used in financing activities	(5,745)	(12,373)

Decrease in cash and cash equivalents	(106,519)	(276,830)
Cash and cash equivalents, beginning of period	435,048	473,714
Cash and cash equivalents, end of period	$328,529	$196,884

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$1,222	$7,451
Change in accrued capital expenditures	(11,322)	(90,632)
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	$1,996	$—
Cash paid for interest	94,869	98,104

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

As of September 30, 2016, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s consolidated financial statements contained in the 2015 Annual Report.

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  Early adoption is permitted, and we are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company does not anticipate that ASU 2016-15 will have a material effect on its consolidated and condensed financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which is effective upon the adoption of ASU 2015-03. This guidance is intended to more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation requirements under the International Financial Reporting Standards. Under this new standard, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as a separate asset as previously presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. During the first quarter 2016, the Company adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

•	Decrease in Long term debt, net of premium, discount and debt issuance costs of approximately $41,039
•	Decrease in Debt issuance costs, net (Other Assets) of approximately $41,039

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

Palmetto Divestiture

On March 31, 2015, we sold escalating working interests in 59 wellbores located in Gonzales County, Texas to a subsidiary of SPP for an adjusted purchase price of approximately $83.4 million (the “Palmetto Divestiture”). The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. We received consideration consisting of approximately $83.0 million (approximately $81.4 million as adjusted) cash and 1,052,632 common units of SPP valued at approximately $2.0 million as of the date of the closing (as discussed further in Note 8, “Investments”). The Company did not record any gains or losses related to the Palmetto Divestiture. On August 4, 2015, the common units of SPP were subject to a 1-for-10 reverse split, at which time we owned 105,263 common units of SPP.

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

Note 4. Cash and Cash Equivalents

As of September 30, 2016 and December 31, 2015, cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cash at banks	$215,448	$35,600
Money market funds	113,081	399,448
Total cash and cash equivalents	$328,529	$435,048

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three and nine month periods ended September 30, 2016, the Company recorded a full cost ceiling test impairment after income taxes of $59.6 million and $169.0 million, respectively.  While there is a possibility that the Company will incur additional impairments to our full cost pool in 2016, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the fourth quarter of 2016.

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

Note 6. Long‑Term Debt

Long-term debt on September 30, 2016, consisted of $1.15 billion face value of 6.125% senior notes (consisting of $850 million in Original 6.125% Notes (defined below) and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million), maturing on January 15, 2023, and $600 million principal amount of 7.75% senior notes (consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes (defined below), which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021. During the first quarter 2016, the Company adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of premium, discount and debt issuance costs of approximately $41,039

Decrease in Debt issuance costs, net (Other Assets) of approximately $41,039

As of September 30, 2016, and December 31, 2015, the Company’s long‑term debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			September 30,	December 31,
	Interest Rate	Maturity date	2016	2015
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—	$—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,750,000	1,750,000
Unamortized discount on Additional 7.75% Notes			(4,256)	(4,933)
Unamortized premium on Additional 6.125% Notes			1,697	1,899
Unamortized debt issuance costs			(36,807)	(41,039)
Total long-term debt			$1,710,634	$1,705,927

The components of interest expense are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest on Senior Notes	$(29,234)	$(29,234)	$(87,704)	$(87,704)
Interest expense and commitment fees on credit agreement	(429)	(301)	(1,181)	(940)
Amortization of debt issuance costs	(1,975)	(1,748)	(5,865)	(5,312)
Amortization of discount on Additional 7.75% Notes	(226)	(226)	(677)	(678)
Amortization of premium on Additional 6.125% Notes	67	67	202	134
Total interest expense	$(31,797)	$(31,442)	$(95,225)	$(94,500)

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

Second Amended and Restated Credit Agreement:  On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada, as the administrative agent and collateral agent, and the lenders party thereto (together with all subsequent amendments, the ‘‘Second Amended and Restated Credit Agreement’’). The Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of September 30, 2016, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement, which had a borrowing base of $350 million and aggregate elected commitments of $300 million. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and aggregate elected commitment amount. All of the $300 million aggregate elected commitment amount was available for future revolver borrowings as of September 30, 2016.

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

The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by all of the Company’s existing and future subsidiaries not designated as “unrestricted subsidiaries” and secured by a first priority lien on substantially all of the Company’s assets and the assets of its existing and future subsidiaries, not designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries, including the SPV, defined below, an “unrestricted subsidiary,” but excluding other subsidiaries designated as “unrestricted subsidiaries.”

At the Company’s election, interest on borrowings under the Second Amended and Restated Credit Agreement may be calculated based on an alternate base rate or an adjusted eurodollar (LIBOR) rate, plus an applicable margin. The applicable margin varies from 1.00% to 2.00% for alternate base rate borrowings and from 2.00% to 3.00% for eurodollar (LIBOR) borrowings and letters of credit, if any, depending on the Company’s utilization of the borrowing base. The Company is also required to pay a commitment fee of 0.50% per annum on any unused aggregate elected commitment amount.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make investments, engage in transactions with affiliates, enter into hedge transactions, and make acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 at all times, and (ii) net first lien debt (defined as the excess of first lien debt over cash) to consolidated last twelve months EBITDA of not greater than 2.00 to 1.0 as of the last day of any fiscal quarter. As of September 30, 2016, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

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

The following table presents derivative positions for the periods indicated as of September 30, 2016:

	October 1 - December 31, 2016	2017	2018	2019
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged volume (Bbls)	644,000	1,460,000	-	-
Average price ($/Bbl)	$70.11	$52.13	$-	$-

Call swaptions (NYMEX WTI):
Option volume (Bbls) (1)	-	365,000	-	-
Average price ($/Bbl)	$-	$50.00	$-	$-

Put options (NYMEX WTI):
Hedged volume (Bbls)	1,012,000	-	-	-
Average price ($/Bbl)	$60.00	$-	$-	$-

Collars (NYMEX WTI):
Hedged volume (Bbls)	-	730,000	-	-
Average long put price ($/Bbl)	$-	$45.00	$-	$-
Average short call price ($/Bbl)	$-	$62.00	$-	$-

Natural gas positions:
Fixed-for-floating price swaps (NYMEX Henry Hub):
Hedged volume (MMBtu)	8,280,000	34,135,000	14,600,000	7,300,000
Average price ($/MMBtu)	$3.17	$3.02	$3.01	$3.02

Call swaptions (NYMEX Henry Hub):
Option volume (MMBtu) (1)	-	-	3,650,000	-
Average price ($/MMBtu)	$-	$-	$3.00	$-

(1)	Represent options which settle into fixed-for-floating price swaps for the respective commodity at the counterparty's election on a designated date in the preceding year.

 The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the nine months ended September 30, 2016, and the year ended December 31, 2015 (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015
Beginning fair value of commodity derivatives	$178,283	$123,316
Net losses on crude oil derivatives	(31,826)	170,592
Net losses on natural gas derivatives	(3,904)	26,843
Net settlements on derivative contracts:
Crude oil	(111,305)	(123,946)
Natural gas	(23,070)	(18,522)
Net premiums on derivative contracts:
Crude oil	18,377	-
Ending fair value of commodity derivatives	$26,555	$178,283

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

	September 30, 2016
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$32,767	$(2,933)	$29,834
Long-term asset	4,270	(1,529)	2,741
Total asset	$37,037	$(4,462)	$32,575
Offsetting Derivative Liabilities:
Current liability	$(6,660)	$2,933	$(3,727)
Long-term liability	(3,822)	1,529	(2,293)
Total liability	$(10,482)	$4,462	$(6,020)

	December 31, 2015
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$172,518	$(24)	$172,494
Long-term asset	5,821	(32)	5,789
Total asset	$178,339	$(56)	$178,283
Offsetting Derivative Liabilities:
Current liability	$(24)	$24	$—
Long-term liability	(32)	32	—
Total liability	$(56)	$56	$—

Note 8. Investments

On October 2, 2015, the Company, through SN Midstream, LLC, a wholly-owned subsidiary of the Company (“SN Midstream”), entered into joint venture agreements with an affiliate of Targa to, among other things, construct a new cryogenic natural gas processing plant (the “Processing Plant”) and associated high pressure gathering pipelines near the Company’s Catarina asset in the Eagle Ford Shale. The Processing Plant, owned by the joint venture Carnero Processing, LLC (“Carnero Processing”), which is currently under construction and located in La Salle County, Texas, is expected to have initial capacity of 200 MMcf per day with the ability to increase to 260 MMcf per day. In connection with the Processing Plant joint venture agreement, SN Midstream committed to invest approximately $80 million and received a 50% ownership interest in Carnero Processing. Construction is expected to be completed in 2017. In connection with the gathering pipelines joint venture agreement, SN Midstream committed to invest approximately $35 million and received a 50% ownership interest in the joint venture, Carnero Gathering, LLC (“Carnero Gathering”), owning the gathering pipelines that will connect the Company's existing Catarina gathering system to the Processing Plant.

On July 5, 2016, SN Midstream sold its membership interests in Carnero Gathering to SPP for an initial payment of approximately $37.0 million and the assumption by SPP of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million (the “Carnero Gathering Transaction”). Prior to the sale, the Company had invested approximately $26.0 million in Carnero Gathering joint venture. As part of the Carnero Gathering Transaction, SPP is required to pay SN Midstream a monthly earnout based on gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at the Processing Plant by other producers.  The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa. Prior to the sale of Carnero Gathering, the Company recorded earnings of approximately $2.3 million from equity investments during 2016. The Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” as a result of the gas gathering agreement that remains between the Company and Targa and a transportation services agreement between Targa and Carnero Gathering. This deferred gain will be amortized periodically over the term of this gas gathering agreement according to volumes delivered through the Carnero Gathering pipelines.

As of September 30, 2016, the Company had invested approximately $40.2 million in Carnero Processing. The Company is accounting for this investment as an equity method investments as Targa is the operator of the joint venture and has the most influence with respect to the normal day-to-day construction and operating decisions. We have included the equity method investment balance in the “Other Assets - Investments” long-term asset line on the balance sheet. The Company recorded losses of approximately $39 thousand and $66 thousand from equity investments from Carnero Processing for the three and nine months ended September 30, 2016, respectively. We have included these equity method earnings and losses in the “Earnings from equity investments” line on the statement of operations. On October 6, 2016, the Company announced a definitive agreement to sell its interests and any remaining commitment to invest in Carnero Processing to SPP (see further discussion in Note 20, “Subsequent Events”).

On October 2, 2015, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the Silver Oak II Gas Processing Facility (the “SOII Facility”) in Bee County, Texas for a purchase price of $12.5 million. Targa owns the remaining undivided 90% interest in the SOII Facility, which is operated by Targa. Concurrently with the execution of the purchase and sale agreement for the SOII Facility, the Company entered into a firm gas processing agreement, whereby Targa began processing a firm quantity, 125,000 Mcf per day, on March 1, 2016 until the in-service date of the Processing Plant discussed above. The Company is accounting for its interest in the SOII Facility as an equity method investment as Targa is the operator and majority interest owner of the SOII Facility. As of September 30, 2016, the Company had invested $12.5 million in the SOII Facility. The Company recorded earnings of approximately $502  thousand and $930  thousand from the equity interest in the SOII Facility for the three and nine months ended September 30, 2016.

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$113,081	$—	$—	$113,081
Oil derivative instruments:
Swaps	—	14,251	—	14,251
Call swaptions	—	(1,573)	—	(1,573)
Collars	—	754	—	754
Puts	—	11,284	—	11,284
Gas derivative instruments:
Swaps	—	1,988	—	1,988
Call swaptions	—	(149)	—	(149)
Total	$113,081	$26,555	$—	$139,636

	As of December 31, 2015
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$399,448	$—	$—	$399,448
Oil derivative instruments:
Swaps	—	72,887	—	72,887
Puts	—	76,583	—	76,583
Gas derivative instruments:
Swaps	—	28,813	—	28,813
Total	$399,448	$178,283	$—	$577,731

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds and time deposits included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. The Company’s money market funds and time deposits represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds and time deposits as Level 1 instruments due to the fact that these instruments have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Company’s derivative instruments, which consist of swaps, puts, call swaptions and collars, are classified as Level 2 as of September 30, 2016 and December 31, 2015 in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps and collars generally have no unobservable inputs and they are classified as Level 2. Puts and call swaption derivatives have inputs which are observable, either directly or indirectly, using market data. As of September 30, 2016, the Company believes that substantially all of the inputs required to calculate the fair value of puts and call swaptions are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. As of December 31, 2015, the Company believes that substantially all of the inputs required to calculate the fair value of swaps and puts are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no derivative instruments classified as Level 3 as of September 30, 2016 or December 31, 2015.

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

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”), the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares of our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 13, “Stockholders’ Equity.”

Fair Value of Other Financial Instruments

The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short-term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $525.0 million as of September 30, 2016 and was calculated using quoted market prices based on trades of such debt as of that date. The registered 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 6.125% Notes was $914.3 million as of September 30, 2016 and was calculated using quoted market prices based on trades of such debt as of that date.

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

Revisions in estimated liabilities can include, but are not limited to, revisions of estimates of asset retirement costs, revisions of estimated inflation rates, changes in property lives, and the expected timing of settlement. The changes in the asset retirement obligation for the nine months ended September 30, 2016 and the year ended December 31, 2015 were as follows (in thousands):

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Abandonment liability, beginning of period	$25,907	$25,694
Liabilities incurred during period	1,134	6,021
Acquisitions	219	—
Divestitures	(131)	(379)
Revisions	—	(7,623)
Accretion expense	1,538	2,194
Abandonment liability, end of period	$28,667	$25,907

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

Salaries and associated benefits of SOG employees and are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses for the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative fees	$8,028	$6,694	$28,028	$19,548
Third-party expenses	700	1,534	4,357	3,550
Total included in general and administrative expenses	$8,728	$8,228	$32,385	$23,098

As of September 30, 2016 and December 31, 2015, the Company had a net receivable from SOG and other members of the Sanchez Group of $2.2 million and $3.7 million, respectively, which are reflected as “Accounts receivable—related entities” in the condensed consolidated balance sheets. The net receivable as of September 30, 2016 and December 31, 2015 consists primarily of advances paid related to general and administrative and other costs paid to SOG.

As of September 30, 2016 and December 31, 2015, the Company had a net payable to SPP of approximately $8.7 million and $4.4 million, respectively, that consists primarily of the accrual for fees associated with the Gathering Agreement (see Note 3, “Acquisitions and Divestitures” for further discussion), which is reflected in the “Accrued Liabilities - Other” account on the consolidated balance sheets.

Palmetto Divestiture

On March 31, 2015, we completed the Palmetto Divestiture discussed above to a subsidiary of SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”). The second phase of the escalating working interests on the sold Palmetto wells was effective on January 1, 2016.

Western Catarina Midstream Divestiture

On October 14, 2015, we completed the Western Catarina Midstream Divestiture discussed above to SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”).

Carnero Gathering Sale

On July 5, 2016, the Company sold its interests and any remaining commitment to invest in Carnero Gathering to SPP (see further discussion in Note 8, “Investments”).

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

Subsequent Transactions

See Note 20, “Subsequent Events” for a discussion of three additional agreements with SPP entered into on October 6, 2016.

Note 12. Accrued Liabilities

The following information summarizes accrued liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Capital expenditures	$40,661	$51,983
Other:
General and administrative costs	5,369	5,214
Production taxes	2,151	2,532
Ad valorem taxes	3,093	886
Lease operating expenses	26,818	27,077
Interest payable	28,281	34,265
Preferred dividends payable	3,987	—
Total Other	$69,699	$69,974
Total accrued liabilities	$110,360	$121,957

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of September 30, 2016, based on the initial conversion price, approximately 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of September 30, 2016, all dividends accumulated through that date had been paid. The dividends accrued for the period from July 1 to September 30, 2016, were declared by the Board and paid with the Company’s common stock on October 3, 2016.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. As of September 30, 2016, based on the initial conversion price, approximately 8,244,539 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of September 30, 2016, all dividends accumulated through that date had been paid. The dividends accrued for the period from July 1 to September 30, 2016, were declared by the Board and paid with the Company’s common stock on October 3, 2016.

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

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(66,262)	$(416,860)	$(314,906)	$(1,477,115)
Less:
Preferred stock dividends	(3,987)	(3,991)	(11,961)	(11,973)
Net loss allocable to participating securities(1)(2)	—	—	—	—
Net loss attributable to common stockholders	$(70,249)	$(420,851)	$(326,867)	$(1,489,088)
Weighted average number of unrestricted outstanding common shares used to calculate basic net loss per share	59,190	57,426	58,782	57,141
Dilutive shares(3)(4)	—	—	—	—
Denominator for diluted loss per common share	59,190	57,426	58,782	57,141
Net loss per common share - basic and diluted	$(1.19)	$(7.33)	$(5.56)	$(26.06)

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

For the three and nine months ended September 30, 2016 and 2015, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(3)

The three and nine months ended September 30, 2016 excludes 1,035,102 and 1,565,007 shares, respectively, of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(4)

The three and nine months ended September 30, 2015 excludes 597,910 and 2,663,010 shares, respectively, of weighted average restricted stock and 12,530,695 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

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

During the three and nine months ended September 30, 2016, the Company issued approximately 0.1 million shares of restricted common stock pursuant to the LTIP to directors of the Company.

During the three and nine months ended September 30, 2016, the Company issued approximately 0.1 million and 4.2 million, respectively, shares of restricted common stock pursuant to the LTIP to certain employees (including the Company’s officers) and consultants of SOG, with whom the Company has a services agreement. The majority of these shares of restricted common stock vest in equal annual amounts over a three-year period.

In February 2016 and April 2016, the Compensation Committee approved several new forms of agreement for use in equity awards pursuant to the LTIP. The new forms of agreements consist of two new forms of restricted stock award agreements, one of which provides for vesting in equal annual increments over a three year period from the grant date (the “Grant Date”)  and the other of which provides for cliff vesting five years after the Grant Date or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Restricted Stock” or “PARS”), and two new forms of phantom stock agreements payable only in cash, one of which provides for vesting in equal annual increments over a three year period from the Grant Date (the “Phantom Stock”) and the other of which provides for cliff vesting five years after the Grant Date or earlier if the Company’s common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Phantom Stock” or “PAPS”).

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

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restricted stock awards, directors	$242	$274	$693	$842
Restricted stock awards, non-employees	12,560	81	25,332	15,082
Total stock-based compensation expense	$12,802	$355	$26,025	$15,924

Based on the $8.84 per share closing price of the Company’s common stock on September 30, 2016, there was approximately $25.2 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 2.0 years.

Based on the $8.84 per share closing price of the Company’s common stock on September 30, 2016, there was approximately $30.2 million of unrecognized compensation cost related to the non‑vested PARS, PAPS, and Phantom Stock award shares outstanding. The cost is expected to be recognized over an average period of approximately 2.59 years.

A summary of the status of the non-vested shares for the nine months ended September 30, 2016 and 2015 is presented below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Non-vested common stock, beginning of period	4,426	2,718
Granted	4,329	3,421
Vested	(1,588)	(1,601)
Forfeited	(459)	(117)
Non-vested common stock, end of period	6,708	4,421

As of September 30, 2016, approximately 6.8 million shares remain available for future issuance to participants under the LTIP.

Note 15. Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2016 and 2015 was (0.5)% and (0.5)%, respectively.  The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (0.5)% for the nine months ended September 30, 2016 is primarily related to the valuation allowance on deferred tax assets.  The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (0.5)% for the nine months ended September 30, 2015 is primarily related to related to the valuation allowance on deferred tax assets.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, has established a valuation allowance to reduce the net deferred tax asset to $0 at September 30, 2016. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At September 30, 2016, the Company had no material uncertain tax positions.

Note 16. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. We are not aware of any material governmental proceedings against us or contemplated to be brought against us.

On December 4, 2013, and December 16, 2013, three derivative actions were filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers and directors, Sanchez Resources, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC (Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees’ Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165 (collectively, the ‘‘Consolidated Derivative Actions’’)).

On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the “Delaware Derivative Action”). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company’s purchase of working interests in the TMS from SR. Plaintiffs alleged breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against SR, Eduardo Sanchez, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014. Briefing concerning the motions to dismiss concluded on June 27, 2014. A hearing was held on August 11, 2014, on the motions to dismiss, and the court subsequently granted the motions to dismiss. The plaintiffs appealed the case to the Delaware Supreme Court for which the parties fully briefed the appeal and provided oral argument. On October 2, 2015, the Delaware Supreme Court reversed the motions to dismiss and remanded the case to the Court of Chancery of the State of Delaware. The Consolidated Derivative Actions are currently in the early stages of discovery.  A mediation in connection with the matter was held on July 7, 2016. The Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

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

Lease Payment Obligations

As of September 30, 2016, the Company had $229.2 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $169.2 million in payments due with respect to firm commitment of oil and natural gas volumes under the Gathering Agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $47.0 million for a new corporate office lease that commenced in the fourth quarter of 2014 and has an expiration date in March 2025, (iii) $7.1 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024, and (iv) $5.9 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

The Company’s ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment. SPP has an option to acquire the lease. See Note 20, “Subsequent Events.”

The lease agreement for the acreage in Kenedy County, Texas includes a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term. The Company has the right to terminate the lease obligation without penalty at any time with nine months advanced written notice and payment of any accrued leasehold expenses.

Joint Venture Agreements

As discussed in Note 8, “Investments” above, SN Midstream entered into joint venture agreements with Carnero Processing and Carnero Gathering to construct the Processing Plant and associated high pressure gathering pipelines, respectively, near the Company’s Catarina asset. In connection with the Carnero Processing joint venture agreement, SN Midstream has committed to invest approximately $80 million and receive a 50% ownership interest in Carnero Processing. Construction is expected to be completed in 2017. As of September 30, 2016, the Company had invested approximately $40.2 million and has guaranteed SN Midstream’s remaining commitment to invest approximately $39.8 million in Carnero Processing.

 As noted above in Note 8, “Investments,” SN Midstream sold its membership interests in Carnero Gathering on July 5, 2016 to SPP for an initial payment of approximately $37 million and the assumption by SPP of remaining capital commitments to Carnero Gathering. As result of the Carnero Gathering Transaction, the Company does not have any remaining commitments related to Carnero Gathering as of September 30, 2016. As noted in Note 20, “Subsequent Events,” SN Midstream has entered into a definitive agreement with SPP to dispose of its membership interest in Carnero Processing.

Membership percentage interests in Carnero Processing for the Company and Targa are calculated based on the aggregate capital contributions made by each party related to the total capital contributions made by both parties. If SN Midstream fails to make capital contributions, or the Company fails to fulfill the guarantee or the Company does not elect to contribute more than $80 million (if the cost to construct the Processing Plant exceeds $160 million) our membership interest in the joint venture may be reduced. If our membership interest falls below 20% in the joint venture, we may lose appointed board seats and voting rights.

Note 17. Subsidiary Guarantors

The Company filed registration statements on Form S-3 with the SEC, which became effective January 14, 2013, June 11, 2014 and April 25, 2016 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co-registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of September 30, 2016, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of September 30, 2016, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several. The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of September 30, 2016, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

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

	September 30, 2016
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$487,120	$3,929	$236,081	$(316,154)	$410,976
Total oil and natural gas properties, net	-	693,294	-	-	693,294
Investment in subsidiaries	568,568	-	-	(568,568)	-
Other assets	15,650	16,527	48,672	-	80,849
Total Assets	$1,071,338	$713,750	$284,753	$(884,722)	$1,185,119

Liabilities and Shareholders' Equity
Current liabilities	$69,454	$122,154	$270,404	$(316,154)	$145,858
Long-term liabilities	1,763,028	28,667	8,710	-	1,800,405
Total shareholders' equity (deficit)	(761,144)	562,929	5,639	(568,568)	(761,144)
Total Liabilities and Shareholders' Equity (deficit)	$1,071,338	$713,750	$284,753	$(884,722)	$1,185,119

	December 31, 2015
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$671,278	$37,005	$704	$(42,369)	$666,618
Total oil and natural gas properties, net	-	756,103	-	-	756,103
Investment in subsidiaries	700,053	-	-	(700,053)	-
Other assets	14,481	17,737	46,365	-	78,583
Total Assets	$1,385,812	$810,845	$47,069	$(742,422)	$1,501,304

Liabilities and Shareholders' Equity
Current liabilities	$78,840	$88,666	$42,369	$(42,369)	$167,506
Long-term liabilities	1,764,060	25,907	-	-	1,789,967
Total shareholders' equity (deficit)	(457,088)	696,272	4,700	(700,053)	(456,169)
Total Liabilities and Shareholders' Equity (deficit)	$1,385,812	$810,845	$47,069	$(742,422)	$1,501,304

	Three Months Ended September 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$114,807	$-	$-	$114,807
Total operating costs and expenses	27,191	139,426	470	-	167,087
Other income (expense)	(11,051)	(1,556)	66	-	(12,541)
Income (loss) before income taxes	(38,242)	(26,175)	(404)	-	(64,821)

Income tax expense	1,441	-	-	-	1,441
Equity in income (loss) of subsidiaries	(26,581)	-	-	26,581	-
Net income (loss)	$(66,264)	$(26,175)	$(404)	$26,581	$(66,262)

	Three Months Ended September 30, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$114,526	$-	$-	$114,526
Total operating costs and expenses	12,753	589,810	466	-	603,029
Other income (expense)	71,735	66	-	-	71,801
Income (loss) before income taxes	58,982	(475,218)	(466)	-	(416,702)

Income tax expense	158			-	158
Equity in income (loss) of subsidiaries	(475,684)	-	-	475,684	-
Net income (loss)	$(416,860)	$(475,218)	$(466)	$475,684	$(416,860)

	Nine Months Ended September 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$305,591	$-	$-	$305,591
Total operating costs and expenses	70,982	437,603	1,480	-	510,065
Other income (expense)	(110,078)	(1,331)	2,418	-	(108,991)
Income (loss) before income taxes	(181,060)	(133,343)	938	-	(313,465)

Income tax expense	1,441	-	-	-	1,441
Equity in income (loss) of subsidiaries	(132,406)	-	-	132,406	-
Net income (loss)	$(314,907)	$(133,343)	$938	$132,406	$(314,906)

	Nine Months Ended September 30, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$366,247	$-	$-	$366,247
Total operating costs and expenses	56,767	1,793,055	1,186	-	1,851,008
Other income (expense)	15,144	102	-	-	15,246
Income (loss) before income taxes	(41,623)	(1,426,706)	(1,186)	-	(1,469,515)

Income tax expense	7,600	-	-	-	7,600
Equity in income (loss) of subsidiaries	(1,427,892)	-	-	1,427,892	-
Net income (loss)	$(1,477,115)	$(1,426,706)	$(1,186)	$1,427,892	$(1,477,115)

	Nine Months Ended September 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(13,099)	$149,765	$(450)	$-	$136,216
Net cash provided by (used in) investing activities	(323,583)	(241,349)	8,322	319,620	(236,990)
Net cash provided by (used in) financing activities	(5,745)	91,584	228,036	(319,620)	(5,745)
Net increase (decrease) in cash and cash equivalents	(342,427)	-	235,908	-	(106,519)
Cash and cash equivalents, beginning of period	434,933	-	115	-	435,048
Cash and cash equivalents, end of period	$92,506	$-	$236,023	$-	$328,529

	Nine Months Ended September 30, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43,448)	$273,284	$(1,198)	$-	$228,638
Net cash provided by (used in) investing activities	(221,120)	(488,523)	-	216,548	(493,095)
Net cash provided by (used in) financing activities	(12,373)	215,239	1,309	(216,548)	(12,373)
Net increase (decrease) in cash and cash equivalents	(276,941)	-	111	-	(276,830)
Cash and cash equivalents, beginning of period	473,714	-	-	-	473,714
Cash and cash equivalents, end of period	$196,773	$-	$111	$-	$196,884

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

As noted above in Note 8, “Investments,” the Company, through SN Midstream, entered into joint venture agreements with an affiliate of Targa in October 2015 to, among other things, construct the Processing Plant and associated high pressure gathering pipelines near the Company’s Catarina asset in South Texas. In addition, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility. As noted above in Note 8, “Investments,” on July 5, 2016, the Company sold its interests, and any remaining commitment to invest in Carnero Gathering to SPP. The Company determined that Carnero Processing and ownership in the SOII Facility are more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. We concluded that Carnero Processing and the investment in SOII Facility are VIEs under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the  discretion to direct activities of the VIEs regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIEs economic performance.

The Company’s investment in Carnero Processing and the SOII Facility represent VIEs that could expose the Company to losses. The amount of losses the Company could be exposed to from the Carnero Processing joint venture is limited to the capital investment guaranteed of approximately $80 million. The amount of losses the Company could be exposed to from the investment in the SOII Facility is limited to the equity in the investment at any point in time.

As of September 30, 2016, the Company had invested approximately $40.2 million in the Processing Plant joint venture, and approximately $12.5 million in the SOII Facility. As of September 30, 2016, no debt has been incurred by Carnero Processing joint venture or the SOII Facility. The Company is accounting for these VIEs as equity method investments and determined that Targa is the primary beneficiary of the VIEs as Targa is the operator of both Carnero Processing and the SOII Facility and has the most influence with respect to the normal day-to-day operating decisions of these facilities. We have included these VIEs in the “Other Assets - Investments” long-term asset line on the balance sheet.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIEs and the Company’s maximum exposure to loss as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Capital investments	$49,972	$49,985
Earnings in equity investments	3,154	—
Equity in equity investments	$53,126	$49,985

	September 30,	December 31,
	2016	2015
Equity in equity investments	$53,126	$49,985
Guarantees of capital investments	39,865	65,526
Maximum exposure to loss	$92,991	$115,511

Note 20. Subsequent Events

On October 3, 2016, dividends declared by the Board and accrued for the period from July 1 to September 30, 2016 for the Series A Preferred Stock and Series B Preferred Stock were paid with the Company’s common stock.

On October 6, 2016, the Company announced the execution of definitive agreements with SPP pursuant to which the Company anticipates the following:

(1)

SPP will acquire the Company’s 50% interest in Carnero Processing for an initial payment of approximately $47.7 million in cash and the assumption by SPP of remaining capital commitments to Carnero Processing, which are estimated at approximately $32.3 million (the “Carnero Processing Transaction”) provided that the cash payment will increase and the amount of assumed capital commitments will decrease to the extent the Company makes additional capital contributions to Carnero Processing before the closing of the transaction; and

(2)

SPP will acquire certain non-core producing oil and gas assets, located in South Texas, from the Company for total consideration of $27 million, prior to normal and customary closing adjustments (the “Production Asset Transaction”); and

The transactions are expected to close in the fourth quarter 2016, subject to satisfaction of customary closing conditions, including receipt by SPP of sufficient proceeds to finance the transactions.

In addition, SPP obtained an option to acquire a lease, currently held by a wholly-owned subsidiary of the Company, for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas, the location of which is intended for the construction of a marine crude storage terminal.

On October 24, 2016, the Company announced the execution of a Purchase and Sale Agreement between SN Cotulla Assets, LLC, a wholly-owned subsidiary of the Company, for the limited purposes set forth therein, the Company, Carrizo (Eagle Ford) LLC and, for the limited purposes set forth therein, Carrizo Oil & Gas, Inc., to sell certain oil and gas interests and associated assets located in Dimmit County, Frio County, LaSalle County, Zavala County and McMullen County, Texas for total consideration of approximately $181 million in cash upon closing, subject to normal and customary closing adjustments (the “Cotulla Transaction”).  The effective date of the Cotulla Transaction is June 1, 2016.

In October 2016, the Company hedged an additional 12,500 MMBtu per day of its 2018 natural gas production (4,562,500 MMBtu in total) at a fixed price of $3.00/MMBtu.

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

Listed below is a table of our significant transactions since January 1, 2013:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 9/30/16	Purchase / Divestiture Price (millions)
Carnero Gathering Transaction	7/5/2016	7/5/2016	Midstream, Eagle Ford	N/A	N/A	$37
Western Catarina Midstream Divestiture	10/14/2015	10/14/2015	Catarina, Eagle Ford	N/A	N/A	$346
Palmetto Divestiture	3/31/2015	1/1/2015	Palmetto, Eagle Ford	N/A	N/A	$83
Catarina Acquisition	6/30/2014	1/1/2014	Catarina, Eagle Ford	106,100	106,100	$557
Wycross Acquisition	10/4/2013	7/1/2013	Wycross, Eagle Ford	3,600	3,400	$230
TMS Transaction	8/16/2013	8/16/2013	TMS	69,000	51,100	$78
Five Mile Creek Acquisition	7/1/2013	7/1/2013	Marquis, Eagle Ford	10,300	4,900	$29
Cotulla Acquisition	5/31/2013	3/1/2013	Cotulla, Eagle Ford	44,500	31,000	$281

On July 5, 2016, the Company completed the Carnero Gathering Transaction (as defined above in Note 8, “Investments of Part 1, Item 1. Financial Statements) for a purchase price of approximately $37.0 million. In addition, SPP assumed the remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million, and SPP is required to pay SN Midstream a monthly earnout based on gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at the Processing Plant by other producers.

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

On March 31, 2015, we completed the Palmetto Divestiture (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for an adjusted purchase price of approximately $83.4 million. The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, on January 1, 2016, the working interest of the purchaser, a wholly-owned subsidiary of SPP, automatically increased in incremental amounts and will continue to automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest, and we will own a 2.5% working interest in each of the wellbores.

On June 30, 2014, we completed the Catarina Acquisition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) in the Eagle Ford Shale with an effective date of January 1, 2014. As of the acquisition date, all proved reserves in the Catarina area were covered under lease acreage that is held by production, which acreage amounted to approximately 29,000 acres. Under the lease, we have a 100% working interest and 75% net revenue interest in the lease acreage over the Eagle Ford Shale formation from the top of the Austin Chalk formation to the base of the Buda Lime formation. The 77,000 acres of undeveloped acreage that were included in the Catarina Acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well-for well-basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include drilling at least the minimum annual well requirement necessary to maintain access to such undeveloped acreage. As of September 30, 2016, the Company had drilled 39 wells that were credited toward its next 50 well annual commitment period which commenced on July 1, 2016 and will end on June 30, 2017.

On October 4, 2013, we completed the Wycross Acquisition (as defined above in Note 6, “Long-Term Debt” of Part 1, Item 1. Financial Statements). The properties acquired in the Wycross Acquisition are included in our Cotulla area described below.

On August 16, 2013, we completed the TMS Transaction (as defined above in Note 11, “Related Party Transactions” of Part 1, Item 1. Financial Statements). As of September 30, 2016, the AMI held rights to approximately 118,500 (77,300 net) acres, of which we owned approximately 52,800 net acres.

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

Our Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled greater than 200,000 net leasehold acres with an average working interest of approximately 95%. Using approximately 40 acre well-spacing for our Cotulla and Palmetto areas, approximately 60 acre well-spacing for our Marquis area, and approximately 75 acre well-spacing for our Catarina area plus up to 650 additional upper Eagle Ford Catarina locations, and assuming 80% of the acreage is drillable for Cotulla, Marquis and Catarina, and 90% of the acreage is drillable for Palmetto, we believe that there could be greater than 3,000 gross (3,000 net) locations for potential future drilling. Consistent with other operators in this area, we perform multi-stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. In 2016, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In our Catarina area, located in Dimmit, LaSalle and Webb Counties, Texas we have a 100% working interest. We anticipate drilling, completion and facilities costs on our acreage to be approximately $3.0 million per well based on our current estimates and historical well costs. Current Estimated Ultimate Recovery (“EUR”) per well in Catarina is expected to range between 400 MBoe and 1,200 MBoe. We have identified between 1,350 and 1,650 gross and net locations for potential future drilling on our Catarina acreage. For the year 2016, we plan to spend $150 million to $160 million to spud 49 net wells and complete 52 net wells in our Catarina area.

In our Marquis area, located in southwest Fayette and northeast Lavaca Counties, Texas we have an approximate 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $3.7 million and $4.2 million per well based on our current estimates and historical well costs. Current EUR per well in Marquis is expected to range between 275 MBoe and 375 MBoe. We have identified up to approximately 225 gross and net locations based on 60 acre well-spacing for potential future drilling on our Marquis acreage. In 2016, we are not allocating any capital budgeted for drilling and completions in our Marquis area.

In our Cotulla area, located in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas we have an average working interest of approximately 95%. We believe that our Cotulla acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be approximately $3.0 million per well based on our current estimates and historical well costs. Current EUR per well in Cotulla is expected to range between 300 MBoe and 400 MBoe. We have identified over 1,000 gross and net locations based on 40 acre well-spacing for potential future drilling on our Cotulla area. In 2016, we plan to spend $60 million to $70 million to spud 21 net wells and complete 21 net wells in our Cotulla area. As noted in Note 20, “Subsequent Events” of Part 1, Item 1. Financial Statements, the Company executed a Purchase and Sale Agreement on October 24, 2016, for the Cotulla Transaction to sell certain oil and gas interests and associated assets located in our Cotulla area.

In our Palmetto area, located in Gonzales County, Texas we have an average working interest for future development locations of approximately 49%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.0 and $6.0 million per well based on our current estimates and historical well costs. Current EUR per well in Palmetto is expected to range between 500 MBoe and 600 MBoe. We have identified up to 300 gross (150 net) locations based on 40 acre well-spacing for potential future drilling in our Palmetto area. In 2016, we plan to spend $10 million to $20 million to spud two gross (one net) wells and complete four gross (two net) wells in our Palmetto area.

Tuscaloosa Marine Shale

In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock. In connection with the TMS Transaction, we established an AMI in the TMS with SR, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. As of September 30, 2016, the AMI held rights to approximately 118,500 (77,300 net) acres, of which we owned approximately 51,100 net acres.

Well results in the TMS remain strong although development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential and still has significant upside as changes in technology, commodity prices, and service prices occur. The average remaining lease term on the acreage is over 3 years, which we believe gives us ample time to allow other industry participants to further de-risk the play.

Recent Developments

During the fourth quarter of 2014, oil prices began a substantial and rapid decline, which continued throughout 2015 and the first half of 2016. In the face of an uncertain operating environment, the Company significantly reduced its capital budget and undertook other strategic measures to enhance liquidity.  These strategic measures encompass, among other things, a focus on continuous improvement in our operations, organic growth underpinned by an extensive inventory of drilling opportunities that are economic at current prices, pursuit of distressed opportunities that may become available in the marketplace, and our relationship with SPP, which may allow us to realize improved economics on the Company’s development projects without incurring equity dilution or additional leverage.

Our 2016 capital budget, announced in January 2016, was initially set at $200 million to $250 million which, at the time of the announcement, was expected to maintain production around 48,000 to 52,000 Boe per day.

Based on modest improvements in market conditions and our results for the first six months of 2016, which include stronger production, lower costs, and better well results than anticipated at the time we initially developed our plans for 2016, in August 2016 the Company updated its 2016 capital budget to range between $250 million to $300 million. At our updated level of upstream capital spending, we anticipate that the Company will be able to maintain relatively flat production in 2016.

On October 6, 2016, the Company executed definitive agreements with SPP to enhance the Company’s liquidity position. The Carnero Processing Transaction involves the sale of the Company’s 50% interest in Carnero Processing to SPP for an initial payment of approximately $47.7 million in cash and the assumption by SPP of remaining capital commitments to Carnero Processing, which are estimated at approximately $32.3 million provided that the cash payment will increase and the amount of assumed capital commitments will decrease to the extent the Company makes additional capital contributions to Carnero Processing before the closing of the transaction. The Company does not expect to record any loss related to the Carnero Processing Transaction. The Production Asset Transaction involves the sale of certain non-core producing oil and gas assets, located in South Texas, to SPP for total consideration of $27 million, prior to normal and customary closing adjustments. The Production Asset Transaction encompasses working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas. The Company does not expect to record any loss related to the Production Asset Transaction. Also on October 6, 2016, the Company executed a definitive agreement that provides SPP with an option to acquire a lease, currently held by a wholly-owned subsidiary of the Company, for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas, the location of which is intended for the construction of a marine crude storage terminal. The Company expects to incur an immaterial loss related to the transfer of the land leased from the Calhoun Port Athority.

On October 24, 2016, the Company announced the execution the Cotulla Transaction for total consideration of approximately $181 million in cash upon closing, subject to normal and customary closing adjustments.  The effective date of the Cotulla Transaction is June 1, 2016.

Outlook

Although capital markets have shown signs of improvement recently, our operating environment continues to be influenced by commodity price volatility.  As a result, we face persistent uncertainty with respect to the future of our industry, which may continue through the remainder of 2016 and later years. In this environment, the Company plans to strategically divest certain non-core assets and carefully manage its capital spending and operating activities in order to preserve liquidity.  The Company maintains significant operational and financial flexibility to respond to changes in market and operating conditions, and our capital budget remains at all times subject to adjustment.

We expect to use a portion of our cash on hand, internally generated cash flows from operations, and funds raised through the strategic sale of certain non-core assets, to fund our remaining 2016 capital expenditures, and currently project no borrowings under the Second Amended and Restated Credit Agreement for purposes of our development activity at our planned level of capital spending. We will continuously evaluate our capital spending and operating activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program as warranted. In addition, we will continuously review acquisition and divestiture opportunities involving third parties, SPP and/or other members of the Sanchez Group.

For the 12-month period ended September 30, 2016, the oil price (WTI Cushing) used in the SEC methodology for calculating PV 10 and Standardized Measures, and for performing impairment tests under the full cost method, which is calculated as the unweighted arithmetic average of the first of the month reported price for the 12 month historical period, was $41.68 per Bbl. The average natural gas price (Henry Hub) calculated in the same manner was $2.28 per

MMBtu. At these price levels, SEC prices for oil have decreased approximately 3% and increased for natural gas approximately 2% since June 30, 2016, and have decreased 22% and 16%, respectively, since December 31, 2015.

As a result of less favorable commodity prices adversely impacting our proved reserve values, and the impact of commodity price volatility on our future drilling opportunities, we recorded a full cost ceiling test impairment after income taxes of $59.6 million and $169.0 million, for the three and nine months ended September 30, 2016, respectively. While there is a possibility that the Company will incur additional impairments to our full cost pool in 2016, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the fourth quarter of 2016.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Three Months Ended		Increase
	September 30,		(Decrease)
	2016	2015	2016 vs 2015
Net Production:
Oil (MBbl)	1,562	1,671	(109)	(7)%
NGLs (MBbl)	1,412	1,509	(97)	(6)%
Natural gas (MMcf)	10,595	10,090	505	5%
Total oil equivalent (MBoe)	4,741	4,862	(121)	(2)%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$40.99	$41.61	$(0.62)	(1)%
NGLs ($ per Bbl)	13.81	11.30	2.51	22%
Natural gas ($ per Mcf)	2.95	2.77	0.18	6%
Oil equivalent ($ per Boe)	$24.22	$23.56	$0.66	3%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$57.18	$62.25	$(5.07)	(8)%
NGLs ($ per Bbl)	13.81	11.30	2.51	22%
Natural gas ($ per Mcf)	3.22	3.26	(0.04)	(1)%
Oil equivalent ($ per Boe)	$30.15	$31.68	$(1.53)	(5)%
REVENUES(1):
Oil sales	$64,041	$69,532	$(5,491)	(8)%
NGL sales	19,511	17,055	2,456	14%
Natural gas sales	31,255	27,939	3,316	12%
Total revenues	$114,807	$114,526	$281	0%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	September 30,
	2016	2015
Production:
Oil - MBbl
Catarina	852	837
Marquis	157	306
Cotulla	463	401
Palmetto	80	111
Other	10	16
Total	1,562	1,671
NGLs - MBbl
Catarina	1,290	1,355
Marquis	36	42
Cotulla	66	87
Palmetto	20	25
Other	—	—
Total	1,412	1,509
Natural gas - MMcf
Catarina	9,911	9,247
Marquis	159	186
Cotulla	397	507
Palmetto	126	148
Other	2	2
Total	10,595	10,090
Net production volumes:
Total oil equivalent (Mboe)	4,741	4,862
Average daily production (Boe/d)	51,533	52,844
Average Sales Price (1):
Oil ($ per Bbl)	$40.99	$41.61
NGLs ($ per Bbl)	$13.81	$11.30
Natural gas ($ per Mcf)	$2.95	$2.77
Oil equivalent ($ per Boe)	$24.22	$23.56
Average unit costs per Boe:
Oil and natural gas production expenses	$8.23	$8.30
Production and ad valorem taxes	$0.83	$0.62
General and administrative (2)	$2.98	$3.19
Depreciation, depletion, amortization and accretion	$7.94	$18.34
Impairment of oil and natural gas properties	$12.57	$93.51

(1)	Excludes the impact of derivative instruments.

(2)

For the three months ended September 30, 2016 and 2015, general and administrative excludes non-cash stock-based compensation expense of approximately $12.8 million ($2.70 per Boe) and $0.4 million ($0.07 per Boe), respectively.

Net Production.  Production decreased from 4,862 MBoe for the three months ended September 30, 2015 to 4,741 MBoe for the three months ended September 30, 2016 due to natural well decline. The number of gross wells producing at the period end and the production for the periods were as follows:

	Three Months Ended September 30,
	2016		2015
	# Wells	MBoe	# Wells	MBoe
Catarina	311	3,795	264	3,733
Cotulla	153	596	103	379
Marquis	103	220	139	573
Palmetto	76	120	72	161
Other	14	10	14	16
Total	657	4,741	592	4,862

For the three months ended September 30, 2016, 33% of our production was oil, 30% was NGLs and 37% was natural gas compared to the three months ended September 30, 2015 production that was 34% oil, 31% NGLs and 35% natural gas. Since the acquisition of the Catarina wells, production from Catarina has continued to increase in proportion to the total production, and as such, a higher proportion of NGLs and natural gas was produced as compared to oil.

Revenues.  Oil, NGLs, and natural gas sales revenues totaled $114.8 million and $114.5 million for the three months ended September 30, 2016 and 2015, respectively. Oil sales revenues for the three months ended September 30, 2016 decreased $5.5 million, while sales revenue for natural gas and NGLs for the three months ended September 30, 2016 increased $2.5 million and $3.3 million, respectively, as compared to the three months ended September 30, 2015.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the quarter ended September 30, 2016 to the quarter ended September 30, 2015 (in thousands, except average sales price). The slight increase in average realized prices from the quarter ended September 30, 2015 to the quarter ended September 30, 2016 can be attributed to the slight increase in natural gas and NGL commodity prices and the increased percentage of NGLs and natural gas production relative to oil production that comprises our total production mix.

	Q3 2016	Q3 2015	Production	Q3 2015	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	1,562	1,671	(109)	$41.61	$(4,534)
NGLs (MBbl)	1,412	1,509	(97)	$11.30	$(1,086)
Natural gas (MMcf)	10,595	10,090	505	$2.77	$1,400
Total oil equivalent (MBoe)	4,741	4,862	(121)	$23.56	$(4,220)

	Q3 2016	Q3 2015		Q3 2015	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$40.99	$41.61	$(0.62)	1,562	$(957)
NGLs (MBbl)	$13.81	$11.30	$2.51	1,412	$3,542
Natural gas (MMcf)	$2.95	$2.77	$0.18	10,595	$1,916
Total oil equivalent (MBoe)	$24.22	$23.56	$0.66	4,741	$4,501

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the three months ended September 30, 2016 by approximately $11.5 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the three months ended September 30, 2016 by approximately $11.5 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2016 vs 2015
	2016	2015	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$38,997	$40,345	$(1,348)	(3)%
Production and ad valorem taxes	3,921	3,038	883	29%
Depreciation, depletion, amortization and accretion	37,651	89,167	(51,516)	(58)%
Impairment of oil and natural gas properties	59,582	454,628	(395,046)	(87)%
General and administrative (1)	26,936	15,851	11,085	70%
Total operating costs and expenses	167,087	603,029	(435,942)	(72)%

Interest income	146	65	81	125%
Other income (expense)	7	(818)	825	(101)%
Interest expense	(31,797)	(31,442)	(355)	1%
Earnings from equity investments	463	—	463	*
Net gains on commodity derivatives	18,640	103,996	(85,356)	(82)%
Income tax expense	1,441	158	1,283	*

(1)	Inclusive of stock-based compensation expense of $12.8 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses decreased 3% to approximately $39.0 million for the three months ended September 30, 2016 as compared to $40.3 million for the same period in 2015. The slight decrease in oil and natural gas production expenses in the third quarter of 2016 compared to the same period of 2015 is attributable to our operating cost savings from efficiencies realized throughout the production chain. These cost savings were offset by the increase in gathering and transportation costs related to the Gathering Agreement with SPP that began in October 2015. Our average production expenses decreased from $8.30 per Boe during the three months ended September 30, 2015 to $8.23 per Boe for the three months ended September 30, 2016. This decrease was due primarily to the decrease in production expenses described above. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $3.9 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in overall commodity prices has caused a decrease in property value and related ad valorem taxes. The increase in production and ad valorem taxes in the third quarter of 2016 compared to the same period in 2015 was primarily due to the significant reduction in the ad valorem tax expense estimate for the three months ended September 30, 2015, which was greater than the reduction in the ad valorem tax expense estimate for the three months ended September 30, 2016. This increase was slightly offset by lower production taxes and tight gas tax credits applied to our wells for the three months ended September 30, 2016 compared to the same period in 2015.  The majority of our horizontal wells are characterized as tight gas wells, which apply a reduced production tax rate after certification from the state regulatory body.  Until the Company receives the proper certification, the normal production tax rates are applied to the wells. Once the certification is approved, the reduced rates are applied and tax credits are received from the state.  The timing of receipt of the certifications and tax credits vary from well to well. Our average production and ad valorem taxes increased from $0.62 per Boe during the three months ended September 30, 2015 to $0.83 per Boe for the three months ended September 30, 2016.

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

Our DD&A expense decreased $51.5 million from $89.2 million ($18.34 per Boe) for the three months ended September 30, 2015 to $37.7 million ($7.94 per Boe) for the three months ended September 30, 2016. The majority of the decrease in DD&A is related to the decrease in depletion rate due to the cumulative effect of full cost ceiling impairments recorded since the fourth quarter of 2014 and the decrease in the full cost pool related to the Western Catarina Midstream Divestiture in the fourth quarter of 2015. Lower production during the three months ended September 30, 2016 as compared to the same period in 2015 resulted in a $2.2 million decrease in depletion expense and the decrease in the depletion rate resulted in a $49.3 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We recorded a full cost ceiling test impairment after income taxes of $59.6 million for the three months ended September 30, 2016. The impact of less favorable commodity prices adversely affecting proved reserve volumes and future revenues was the main contributor to the ceiling impairment recorded at September 30, 2016. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We recorded a full cost ceiling test impairment after income taxes of $454.6 million for the three months ended September 30, 2015. While there is a possibility that the Company will incur additional impairments to our full cost pool in 2016, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the fourth quarter of 2016.

If the simple average of oil, natural gas, and NGL prices as of the first day of each month for the trailing 12‑month period ended September 30, 2016 had been $42.64 per Bbl of oil, $2.45 per MMBtu for natural gas, and $19.69 per Bbl of propane, while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have increased by approximately $54.4 million. The aforementioned prices were calculated based on a 12‑month simple average, which includes the oil and natural gas prices on the first day of the month for the 10 months ended October 2016 and the October 2016 prices were held constant for the remaining two months. The increase in the ceiling test limitation is a result of the increase in the simple average for oil, natural gas and NGL prices as compared to the simple average prices for the trailing 12-month period ended September 30, 2016. This calculation of the impact of forward-looking commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of prices for oil, natural gas, and NGLs. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors noted above could have a significant impact on future reserves and the present value of future cash flows. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock‑based compensation expense, totaled $26.9 million for the three months ended September 30, 2016 compared to $15.9 million for the same period in 2015. Excluding the stock‑based compensation, G&A expenses for the three months ended September 30, 2016 and 2015 were $14.1 million and $15.5 million, respectively. The decrease in G&A expenses, excluding stock-based compensation, for the third quarter 2016 compared to the same period of 2015 was primarily due to a decrease in legal expenses. Our G&A expenses, excluding stock‑based compensation expense, decreased from $3.19 per Boe during the three months ended September 30, 2015 to $2.98 per Boe for the three months ended September 30, 2016.

For the three months ended September 30, 2016 and 2015, we recorded non‑cash stock‑based compensation expense of approximately $12.8 million and $0.4 million, respectively. The increase in the stock-based compensation expense amount was caused by an increase in the Company’s stock price and an increase in the awards outstanding and the associated amortization expense recognized. Because the Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s increase in stock price will cause an increase to the stock‑based compensation expense recognized during the quarter.

Interest Expense.  For the three months ended September 30, 2016, interest expense totaled $31.8 million and included $2.0 million in amortization of debt issuance costs. This is compared to the three months ended September 30, 2015, for which interest expense totaled $31.4 million and included $1.7 million in amortization of debt issuance costs. The interest expense incurred during the three months ended September 30, 2016 and September 30, 2015 is primarily related to the 7.75% Notes issued in June and September 2013 and the 6.125% Notes issued in June and September 2015.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the three months ended September 30, 2016, we recognized a total gain of $18.6 million on our commodity derivative contracts primarily related to settlement gains on oil and natural gas derivatives of $25.3 million and $2.8 million, respectively. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period. In addition, we recognized a mark-to-market gain on natural gas derivatives of $5.1 million due to a decrease in the commodity price over the current period. These gains were slightly offset by mark-to-market losses on oil derivatives of $14.6 million as a result of the increase in the commodity price over the current period.

During the three months ended September 30, 2015, we recognized a total gain of $104.0 million on our commodity derivative contracts primarily related to mark-to-market gains due to oil price decreases during the quarter. The total net gain also included a net gain of $39.5 million associated with the settlements of commodity derivative contracts. These gains were primarily the result of the decreases in commodity prices from the time the deals were entered to the settlement period.

Income Tax Expense.  For the three months ended September 30, 2016, the Company recorded income tax expense of approximately $1.4 million. Due to the full cost ceiling impairments recorded, the Company was in a net loss position for the quarter but had current income tax expense related to adjustments for immaterial differences on the alternative minimum tax calculation from the 2015 income tax return filed in September 2016 to the accrual for 2015 income taxes recorded in December 2015. Our effective tax rate for the three months ended September 30, 2016 was approximately (0.5)% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance recorded during the period. For the three months ended September 30, 2015, the Company recorded income tax expense of $158,000. Due to the full cost ceiling impairment recorded, the Company was in a net loss position for the quarter but had current income tax expense related to adjustments for immaterial differences from the 2014 income tax return filed in September 2015 to the accrual for 2014 income taxes recorded in December 2014. Our effective tax rate for the three months ended September 30, 2015 rounded to approximately 0% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance recorded during the period.

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	2016 vs 2015
Net Production:
Oil (MBbl)	4,836	5,372	(536)	(10)%
NGLs (MBbl)	4,620	4,097	523	13%
Natural gas (MMcf)	33,092	26,217	6,875	26%
Total oil equivalent (MBoe)	14,971	13,839	1,132	8%

Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$35.67	$45.53	$(9.86)	(22)%
NGLs ($ per Bbl)	12.24	11.86	0.38	3%
Natural gas ($ per Mcf)	2.31	2.79	(0.48)	(17)%
Oil equivalent ($ per Boe)	$20.41	$26.47	$(6.06)	(23)%

Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$54.89	$61.15	$(6.26)	(10)%
NGLs ($ per Bbl)	12.24	11.86	0.38	3%
Natural gas ($ per Mcf)	3.01	3.29	(0.28)	(9)%
Oil equivalent ($ per Boe)	$28.16	$33.48	$(5.32)	(16)%

REVENUES(1):
Oil sales	$172,509	$244,554	$(72,045)	(29)%
Natural gas liquids sales	56,535	48,602	7,933	16%
Natural gas sales	76,547	73,091	3,456	5%
Total revenues	$305,591	$366,247	$(60,656)	(17)%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
Production:
Oil - MBbl
Catarina	2,721	2,235
Marquis	554	1,188
Cotulla	1,234	1,399
Palmetto	291	497
Other	36	53
Total	4,836	5,372
NGLs - MBbl
Catarina	4,231	3,564
Marquis	123	166
Cotulla	202	256
Palmetto	64	111
Other	—	—
Total	4,620	4,097
Natural gas - MMcf
Catarina	30,948	23,227
Marquis	518	684
Cotulla	1,215	1,663
Palmetto	404	620
Other	7	23
Total	33,092	26,217
Net production volumes:
Total oil equivalent (MBoe)	14,971	13,839
Average daily production (Boe/d)	54,639	50,690
Average Sales Price (1):
Oil ($ per Bbl)	$35.67	$45.53
NGLs ($ per Bbl)	$12.24	$11.86
Natural gas ($ per Mcf)	$2.31	$2.79
Oil equivalent ($ per Boe)	$20.41	$26.47
Average unit costs per Boe:
Oil and natural gas production expenses	$8.59	$7.96
Production and ad valorem taxes	$0.94	$1.45
General and administrative (2)	$2.96	$3.13
Depreciation, depletion, amortization and accretion	$8.55	$21.43
Impairment of oil and natural gas properties	$11.29	$98.63

(1)	Excludes the impact of derivative instruments.

(2)

For the nine months ended September 30, 2016 and 2015, general and administrative excludes non-cash stock-based compensation expense of approximately $26.0 million ($1.74 per Boe) and $15.9 million ($1.15 per Boe), respectively.

Net Production.  Production increased from 13,839 MBoe for the nine months ended September 30, 2015 to 14,971 MBoe for the nine months ended September 30, 2016 due to our drilling program. The number of gross wells producing at the period end and the production for the periods were as follows:

	Nine Months Ended September 30,
	2016		2015
	# Wells	MBoe	# Wells	MBoe
Catarina	311	12,110	264	9,670
Cotulla	153	1,639	103	1,467
Marquis	103	763	139	1,933
Palmetto	76	422	72	712
Other	14	37	14	57
Total	657	14,971	592	13,839

For the nine months ended September 30, 2016, 32% of our production was oil, 31% was NGLs and 37% was natural gas compared to the nine months ended September 30, 2015 production that was 39% oil, 30% NGLs and 31% natural gas. The change in production mix between the periods was due to the increased production from the Catarina wells and the higher proportion of NGLs and natural gas production as compared to oil production from this area. Since the acquisition of the Catarina wells, production from Catarina has continued to increase in proportion to total production, and as such, a higher proportion of NGLs and natural gas was produced as compared to oil.

Revenues.  Oil, NGLs, and natural gas sales revenues totaled approximately $305.6 million and $366.2 million for the nine months ended September 30, 2016 and 2015, respectively. Oil sales revenues for the nine months ended September 30, 2016 decreased $72.0 million, while sales revenues for NGLs and Natural gas for the nine months ended September 30, 2016 increased $7.9 million and $3.5 million, respectively, as compared to the nine months ended September 30, 2015.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the nine months ended September 30, 2016 to the nine months ended September 30, 2015 (in thousands, except average sales price). The decrease in average realized prices from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 can be attributed to both the significant decline in commodity prices and the increased percentage of NGLs and natural gas production relative to oil production that comprises our total production mix.

	YTD Q3	YTD Q3
	2016	2015	Production	YTD Q3 2015	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	4,836	5,372	(536)	$45.53	$(24,384)
NGLs (MBbl)	4,620	4,097	523	$11.86	$6,209
Natural gas (MMcf)	33,092	26,217	6,875	$2.79	$19,166
Total oil equivalent (MBoe)	14,971	13,839	1,132	$26.47	$991

	YTD Q3	YTD Q3
	2016	2015	Average	YTD Q3	Revenue
	Average Sales	Average Sales	Sales Price	2016	Increase/(Decrease)
	Price	Price	Difference	Volume	due to Price
Oil (MBbl)	$35.67	$45.53	$(9.86)	4,836	$(47,661)
NGLs (MBbl)	$12.24	$11.86	$0.38	4,620	$1,724
Natural gas (MMcf)	$2.31	$2.79	$(0.48)	33,092	$(15,710)
Total oil equivalent (MBoe)	$20.41	$26.47	$(6.06)	14,971	$(61,647)

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the nine months ended September 30, 2016 by approximately $30.6 million, and a 10%

decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the nine months ended September 30, 2016 by approximately $30.6 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2016 vs 2015
	2016	2015	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$128,609	$110,166	$18,443	17%
Production and ad valorem taxes	14,052	20,011	(5,959)	(30)%
Depreciation, depletion, amortization and accretion	127,959	296,541	(168,582)	(57)%
Impairment of oil and natural gas properties	169,046	1,365,000	(1,195,954)	(88)%
General and administrative (1)	70,399	59,290	11,109	19%
Total operating costs and expenses	510,065	1,851,008	(1,340,943)	(72)%

Interest income	629	249	380	153%
Other income (expense)	(196)	(2,053)	1,857	(90)%
Interest expense	(95,225)	(94,500)	(725)	1%
Earnings from equity investments	3,154	—	3,154	*
Net gains (losses) on commodity derivatives	(17,353)	111,550	(128,903)	(116)%
Income tax expense	1,441	7,600	(6,159)	(81)%

(1)	Inclusive of stock-based compensation expense of $26.0 million and $15.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 17% to approximately $128.6 million for the nine months ended September 30, 2016 as compared to $110.2 million for the same period in 2015. The increase in oil and natural gas production expenses in the third quarter of 2016 compared to the same period of 2015 is attributable to our increased production activities and well count on our existing acreage. In addition, there was an increase in gathering and transportation costs related to the Gathering Agreement with SPP that began in October 2015. Our average production expenses increased from $7.96 per Boe during the nine months ended September 30, 2015 to $8.59 per Boe for the nine months ended September 30, 2016. This increase was due primarily to the gathering and transportation expenses related to the Gathering Agreement with SPP. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $14.1 million and $20.0 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in production and ad valorem taxes in the nine months of 2016 compared to the same period in 2015 was due to lower production taxes and tight gas tax credits applied to our wells for the nine months ended September 30, 2016 compared to the same period in 2015.  The majority of our horizontal wells are characterized as tight gas wells, which apply a reduced production tax rate after certification from the state regulatory body.  Until the Company receives the proper certification, the normal production tax rates are applied to the wells. Once the certification is approved, the reduced rates are applied and tax credits are received from the state.  The timing of receipt of the certifications and tax credits vary from well to well. Our average production and ad valorem taxes decreased from $1.45 per Boe during the nine months ended September 30, 2015 to $0.94 per Boe for the nine months ended September 30, 2016.

Depreciation, Depletion, Amortization and Accretion.  For definition of DD&A under the full-cost method of accounting, see “—Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015—Operating Costs and Expenses—Depreciation, Depletion, Amortization, and Accretion,” above.

Our DD&A expense decreased $168.6 million from $296.5 million ($21.43 per Boe) for the nine months ended September 30, 2015 to $128.0 million ($8.55 per Boe) for the nine months ended September 30, 2016. The majority of the decrease in DD&A is related to the decrease in depletion rate due to accumulated full cost ceiling impairments recorded and the decrease in the full cost pool related to the Western Catarina Midstream Divestiture in the fourth quarter of 2015. Higher production during the nine months ended September 30, 2016 as compared to the same period in 2015 resulted in a $192.8 million decrease in depletion expense and the increase in the depletion rate resulted in a $24.2 million increase in depletion expense.

Impairment of Oil and Natural Gas Properties.  For definition of impairment under the full-cost method of accounting, see “—Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015—Operating Costs and Expenses—Impairment of Oil and Natural Gas Properties,” above. We recorded a full cost ceiling test impairment after income taxes of $169.0 million for the nine months ended September 30, 2016. The impact of less favorable commodity prices adversely affecting proved reserve values was the main contributor to the ceiling impairment recorded for the nine months ended September 30, 2016. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We recorded a full cost ceiling test impairment after income taxes of $1,365 million for the nine months ended September 30, 2015. While there is a possibility that the Company will incur additional impairments to our full cost pool in 2016, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the fourth quarter of 2016.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses, including stock‑based compensation expense, totaled $70.4 million for the nine months ended September 30, 2016 compared to $59.3 million for the same period in 2015. Excluding the stock‑based compensation, G&A expenses for the nine months ended September 30, 2016 and 2015 were $44.4 million and $43.4 million, respectively, which is consistent period over period. Our G&A expenses, excluding stock‑based compensation expense, decreased from $3.13 per Boe during the nine months ended September 30, 2015 to $2.96 per Boe for the nine months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, we recorded non‑cash stock‑based compensation expense of approximately $26.0 million and $15.9 million, respectively. The increase in the stock-based compensation expense amount was caused by an increase in the Company’s stock price during the third quarter 2016, and an increase in awards outstanding and the associated amortization expense recognized. Because the Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s increase in stock price will cause an increase to the stock‑based compensation expense recognized during the quarter.

Interest Expense.  For the nine months ended September 30, 2016, interest expense totaled $95.2 million and included $5.9 million in amortization of debt issuance costs. This is compared to the nine months ended September 30, 2015, for which interest expense totaled $94.5 million and included $5.3 million in amortization of debt issuance costs. The interest expense incurred during the nine months ended September 30, 2016 and September 30, 2015 is primarily related to the 7.75% Notes issued in June and September 2013 and the 6.125% Notes issued in June and September 2015.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the nine months ended September 30, 2016, we recognized a net loss of $17.4 million on our commodity derivative contracts primarily related to mark-to-market losses on oil and natural gas derivatives of $106.4 million and $27.0 million, respectively, associated with the increase in oil and natural prices from December 31, 2015 to September 30, 2016. These mark-to-market losses were offset by settlements of commodity derivative contracts of $116.0 million. These gains were primarily the result of the decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period. During the nine months ended September 30, 2015, we recognized a net gain of $111.6 million on our commodity derivative contracts related to settlements of commodity derivative contracts of $97.0 million and mark-to-market gains on commodity derivatives of $14.7 million.

Income Tax Expense.    For the nine months ended September 30, 2016, the Company recorded income tax expense of approximately $1.4 million. Due to the full cost ceiling impairments recorded, the Company was in a net loss position for the quarter but had current income tax expense related to adjustments for immaterial differences on the alternative minimum tax calculation from the 2015 income tax return filed in September 2016 to the accrual for 2015 income taxes recorded in December 2015. Our effective tax rate for the nine months ended September 30, 2016 was approximately (0.5)% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance recorded during the period. For the nine months ended September 30, 2015, the Company recorded income tax expense of $7.6 million. Our effective tax rate for the nine months ended September 30, 2015 was (0.5)%. The primary difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (0.5)% for the nine months ended September 30, 2015 is related to a valuation allowance recorded during the period.

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

As of September 30, 2016, our critical accounting policies were consistent with those discussed in our 2015 Annual Report.

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

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $329 million in cash and cash equivalents and $300 million in borrowing capacity at the aggregate elected commitment amount under the Second Amended and Restated Credit Agreement with a syndicate of 16 participating banks, resulting in available liquidity of approximately $629 million. The borrowing base under the Second Amended and Restated Credit Agreement was set at $350 million in March 2016. Pursuant to amendments to the Second Amended and Restated Credit Agreement executed at that time, the $300 million aggregate elected commitment amount will remain fixed until the lenders’ next regularly scheduled borrowing base redetermination, which is expected to occur in the fourth quarter 2016.

Based on modest improvements in market conditions and our results for the first nine months of 2016, which include stronger production, lower costs, and better well results than anticipated at the time we initially developed our plans for 2016, in August 2016 the Company updated its 2016 capital budget to range between $250 million to $300 million. We expect to use a portion of our cash on hand, internally generated cash flows from operations, and funds raised through the strategic sale of certain non-core assets (such as the pending sale transactions contemplated by the Carnero Processing, Production Asset and Cotulla Transactions, if consummated, among others), to fund our remaining 2016 capital expenditures, and currently project no borrowings under the Second Amended and Restated Credit Agreement for purposes of our development activity at our planned level of capital spending. We believe that our cash on hand and internally generated cash flows from operations will adequately meet our liquidity needs for the next twelve months.

For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 6, “Long Term Debt” of Part 1, Item 1. Financial Statements.

In July 2016, the Company hedged an additional 6,190,000 MMBtu of its 2017 natural gas production, in variable quantities that range from 2,500 MMBtu per day to 27,500 MMBtu per day, at a fixed price of $3.10/MMBtu.  Please refer to Note 7, “Derivative Instruments” for a description of all of the Company’s derivatives covering anticipated future production as of September 30, 2016.

Cash Flows

Our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands) are as follows:

	Nine Months Ended
	September 30,
	2016	2015
Cash Flow Data:
Net cash provided by operating activities	$136,216	$228,638
Net cash used in investing activities	$(236,990)	$(493,095)
Net cash used in financing activities	$(5,745)	$(12,373)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $136.2 million for the nine months ended September 30, 2016 compared to $228.6 million for the same period in 2015. This decrease was primarily related to lower revenues due to the impact of lower average commodity prices between these periods. This decrease was partially offset by higher cash settlements received on commodity derivative contracts between these periods.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $237.0 million for the nine months ended September 30, 2016 compared to $493.1 million for the same period in 2015. Capital expenditures for leasehold and drilling activities for the nine months ended September 30, 2016 totaled $241.3 million, primarily associated with bringing 36 gross wells on-line. The Company invested $28.7 million in the joint ventures with Targa, which was offset by the $37.0 million cash inflows from the sale of the Carnero Gathering interests. In addition, we invested $4.0 million in other property and equipment during the nine months ended September 30, 2016. For the nine months ended September 30, 2015, we incurred capital expenditures for leasehold and drilling activities of $562.6 million, primarily associated with bringing 107 gross wells on-line. In connection with the Palmetto Divestiture on March 31, 2015, we received cash consideration of approximately $81.7 million. In connection with the Buyout Agreement in August 2015, we spent approximately $7.7 million. In addition, we invested $4.6 million in other property and equipment during the nine months ended September 30, 2015.

Net Cash Used in Financing Activities.  Net cash flows used in financing activities totaled an outflow of $5.7 million for the nine months ended September 30, 2016 compared to $12.4 million for the same period in 2015. During the nine months ended September 30, 2016, we made payments of approximately $4.0 million for dividends on our Series A Preferred Stock and Series B Preferred Stock and payments of approximately $1.7 million for deferred financing costs associated with the Sixth Amendment to the Second Amended and Restated Credit Agreement.  During the nine months ended September 30, 2015, we made payments of $12.0 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock.

Off‑Balance Sheet Arrangements

As of September 30, 2016, we did not have any off‑balance sheet arrangements.

Commitments and Contractual Obligations

Refer to Note 16, “Commitments and Contingencies” for a description of lawsuits pending against the Company.

There have been no material changes in our contractual obligations during the three months ended September 30, 2016.

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

The following table presents a reconciliation of our net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(66,262)	$(416,860)	$(314,906)	$(1,477,115)
Plus:
Interest expense	31,797	31,442	95,225	94,500
Net losses (gains) on commodity derivative contracts	(18,640)	(103,996)	17,353	(111,550)
Net settlements received on commodity derivative contracts (1)	28,120	39,488	115,998	96,981
Depreciation, depletion, amortization and accretion	37,651	89,167	127,959	296,541
Impairment of oil and natural gas properties	59,582	454,628	169,046	1,365,000
Stock-based compensation expense	12,802	355	26,025	15,924
Acquisition and divestiture costs included in general and administrative	1,133	—	1,555	—
Write off of joint venture receivable, non-recurring	—	—	—	2,251
Income tax expense	1,441	158	1,441	7,600
Less:
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,703)	—	(11,110)	—
Interest income	(146)	(65)	(629)	(249)
Adjusted EBITDA	$83,775	$94,317	$227,957	$289,883

(1)

This amount has been reduced by premiums associated with derivatives that settled during the respective periods, which may include premiums accrued but not yet paid as of the end of the quarter based on timing of cash settlement payments with counterparties.

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$49,346	$79,234	$136,216	$228,638
Net change in operating assets and liabilities	243	(17,033)	5,733	(33,589)
Cash reimbursements received for operating leasehold improvements	—	(2,650)	—	(2,650)
Interest expense, net (1)	29,517	29,470	88,255	88,395
Settlements on commodity derivative contracts, non-cash	1,959	6,034	(7,490)	7,544
Loss on inventory market adjustment	—	—	(479)	—
Distributions from equity investments	(327)	—	(428)	—
Earnings from equity investments	463	—	3,154	—
Income tax expense	1,441	158	1,441	158
Write off of joint venture receivable, non-cash	—	—	—	2,251
Acquisition and divestiture costs included in general and administrative	1,133	—	1,555	—
Loss on investment in SPP	—	(896)	—	(864)
Adjusted EBITDA	$83,775	$94,317	$227,957	$289,883

(1)	This amount includes cash interest expense on our Senior Notes and credit agreements, net of interest income.

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

Plus:

•	Non‑cash preferred stock dividends associated with conversion;

•	Net losses (gains) on commodity derivative contracts;

•	Net settlements received (paid) on commodity derivative contracts;

•	Stock‑based compensation expense;

•	Acquisition and divestiture costs included in general and administrative;

•	Impairment of oil and natural gas properties;

•	Certain other items that we deem appropriate; and

•	Tax impact of adjustments to net income (loss).

Less:

•	Amortization of deferred gain on Western Catarina Midstream Divestiture;

•	Preferred stock dividends; and

•	Certain other items that we deem appropriate.

The following table presents a reconciliation of our net income (loss) to Adjusted Net Income (Loss) (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(66,262)	$(416,860)	$(314,906)	$(1,477,115)
Less: Preferred stock dividends	(3,987)	(3,991)	(11,961)	(11,973)
Net loss attributable to common shares and participating securities	(70,249)	(420,851)	(326,867)	(1,489,088)
Plus:
Non-cash write off of joint venture receivables	—	—	—	2,251
Net losses (gains) on commodity derivatives contracts	(18,640)	(103,996)	17,353	(111,550)
Net settlements received on commodity derivative contracts (1)	28,120	39,488	115,998	96,981
Impairment of oil and natural gas properties	59,582	454,628	169,046	1,365,000
Stock-based compensation expense	12,802	355	26,025	15,924
Acquisition and divestiture costs included in general and administrative	1,133	—	1,555	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,703)	—	(11,110)	—
Tax impact of adjustments to net income (loss) (2)	365	2,020	365	12,470
Adjusted net income (loss)	9,410	(28,356)	(7,635)	(108,012)
Adjusted net income (loss) allocable to participating securities	(962)	—	—	—
Adjusted net income (loss) attributable to common stockholders (3)	$8,448	$(28,356)	$(7,635)	$(108,012)

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted	59,190	57,426	58,782	57,141

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

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. These derivative contracts may include price swaps (whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty) and collars (whereby the Company receives the excess, if any, of a floating price over a fixed floor price up to a fixed ceiling price). In addition, the Company periodically enters into option and swaption transactions as a way to manage its exposure to fluctuating prices, enhance the value of fixed price swaps, and/or expand the notional quantity hedged under fixed price swaps. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes. Please refer to Note 7, “Derivative Instruments” for a description of all of the Company’s derivatives covering anticipated future production as of September 30, 2016.

At September 30, 2016, the fair value of our commodity derivative contracts was a net asset of approximately $26.6 million and the fair value of the premiums associated with our commodity derivative puts was a liability of approximately $8.2 million. A 10% increase in the oil and natural gas index prices above the September 30, 2016 prices would result in a decrease in the fair value of our commodity derivative contracts of $37.6 million; conversely, a 10% decrease in the oil index price would result in an increase of $36.8 million.

Interest Rate Risk

As of September 30, 2016, no amounts were outstanding under our Second Amended and Restated Credit Agreement. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of September 30, 2016. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of September 30, 2016. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, such as borrowings under out Second Amended and Restated Credit Agreement, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.2	**

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 6, 2016 (File No. 001-35372) and incorporated herein by reference).

2.3	**

Purchase and Sale Agreement, dated October 6, 2016, by and among SN Cotulla Assets, LLC, SN Palmetto, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K on October 6, 2016 (File No. 001-35372) and incorporated herein by reference).

2.4	**

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Terminal, LLC and Sanchez Production Partners LP (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K on October 6, 2016 (File No. 001-35372) and incorporated herein by reference).

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

10.1	*

Indemnification Agreement, dated as of August 2, 2016, between Sanchez Energy Corporation and Robert V. Nelson, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 2, 2016 (File No. 001-35372) and incorporated herein by reference).

10.2	*

Indemnification Agreement, dated as of October 10, 2016, between Sanchez Energy Corporation and Howard Thill (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 10, 2016 (File No. 001-35372) and incorporated herein by reference).

10.3	*

Restricted Stock Agreement, dated as of October 10, 2016, between Sanchez Energy Corporation and Howard J. Thill (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 10, 2016 (File No. 001-35372) and incorporated herein by reference).

10.4	*

Phantom Stock Agreement, dated as of October 10, 2016, between Sanchez Energy Corporation and Howard J. Thill (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 10, 2016 (File No. 001-35372) and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2016.

SANCHEZ ENERGY CORPORATION

By:	/s/ Kirsten A. Hink
Kirsten A. Hink
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer)

By:	/s/ Howard J. Thill
Howard J. Thill
Executive Vice President and Chief Financial Officer (Principal Financial Officer)