Form 10-K
period 2016-12-31
Sanchez Energy Corp
filed 2017-02-27
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1‑35372

Sanchez Energy Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45‑3090102 (I.R.S. Employer Identification No.)
1000 Main Street, Suite 3000 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code (713) 783‑8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Rights to purchase Series C Junior Participating Preferred Stock, par value $0.01 per share	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting and non‑voting common equity held by non‑affiliates of Registrant as of June 30, 2016: $392,858,811

Number of shares of Registrant’s common stock outstanding as of February 24, 2017: 78,648,272.

Documents Incorporated By Reference:

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated by reference into Part III of this report for the year ended December 31, 2016.

SANCHEZ ENERGY CORPORATION

FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2016

i

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report on Form 10‑K that address activities, events, conditions or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements. These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Annual Report on Form 10‑K, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns, our strategy and plans or view of the market, or our ability to replace or increase reserves, increase production, or generate income or cash flows are forward‑looking statements. Forward‑looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;

•	our ability to successfully execute our business and financial strategies;

•	our ability to utilize the services, personnel and other assets of Sanchez Oil & Gas Corporation (“SOG”) pursuant to existing services agreements;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our ability to close our recently announced Comanche Acquisition, including the related financing transactions;

•	the realized benefits of the acreage acquired in our various acquisitions, including our pending Comanche Acquisition, and other assets and liabilities assumed in connection therewith;

•	our ability to successfully integrate the assets acquired in our pending Comanche Acquisition, if consummated, into our operations;

•	the realized benefits of our partnership with affiliates of The Blackstone Group, L.P.;

•	the realized benefits of our joint ventures;

•	the realized benefits of our transactions with Sanchez Production Partners LP (“SPP”);

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

•

competition in the oil and natural gas exploration and production industry in the marketing of crude oil, natural gas and NGLs and for the acquisition of leases and properties, employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;

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

PART I

Item 1.  Business

Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future upside opportunity. As of December 31, 2016, we have assembled approximately 278,000 net leasehold acres with an approximate 94% average working interest in the Eagle Ford Shale. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale. We continue to evaluate opportunities to increase both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10‑K in the “Glossary of Selected Oil and Natural Gas Terms.”

Listed below is a table of our significant consummated transactions since January 1, 2014:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 12/31/16	(Purchase) / Disposition Price (millions)
Cotulla Disposition	12/14/2016	6/1/2016	Cotulla, Eagle Ford	N/A	N/A	$161	*
Carnero Processing Disposition	11/22/2016	11/22/2016	N/A	N/A	N/A	$56
Production Asset Transaction	11/22/2016	7/1/2016	Palmetto and Cotulla, Eagle Ford	N/A	N/A	$26
Carnero Gathering Disposition	7/5/2016	7/5/2016	N/A	N/A	N/A	$37
Western Catarina Midstream Divestiture	10/14/2015	10/14/2015	Catarina, Eagle Ford	N/A	N/A	$346
Palmetto Disposition	3/31/2015	1/1/2015	Palmetto, Eagle Ford	N/A	N/A	$83
Catarina Acquisition	6/30/2014	1/1/2014	Catarina, Eagle Ford	106,100	106,100	$(557)

* On December 14, 2016, we completed the initial closing of the Cotulla Disposition for cash consideration of approximately $153.5 million. Subsequently, a second closing on an additional portion of the assets was completed for cash consideration of approximately $7.1 million, and the Cotulla Disposition remains subject to post-closing adjustments and potential future closings.

On December 14, 2016, the Company completed the initial closing of the Cotulla Disposition (as defined in “Item 8. Financial Statements and Supplementary Data — Note 3, Acquisitions and Divestitures”) for cash consideration of approximately $153.5 million. Subsequent to December 31, 2016, a second closing on an additional portion of the Cotulla Assets was completed for cash consideration of approximately $7.1 million, and the Cotulla Disposition remains subject to post-closing adjustments and potential future closings. The assets sold included (based on the Company’s internal estimates) estimated net proved reserves, as of the effective date of June 1, 2016, of approximately 6.9 MMBoe.  Proved developed reserves are estimated to account for approximately 90% of the total net proved reserves. As of the effective date of June 1, 2016, the Cotulla Assets consisted of approximately 15,000 net acres with 112 gross (93 net) wells producing approximately 3,000 Boe/d.

On November 22, 2016, the Company completed the disposition of its 50% equity interests in Carnero Processing, LLC (“Carnero Processing”) to SPP, a joint venture that is 50% owned by Targa Resources Corp. (NYSE: TRGP) (“Targa”).  The Company received aggregate cash consideration of approximately $55.5 million and SPP agreed to assume approximately $24.5 million of the Company’s remaining capital contribution commitments in connection with the acquisition (the “Carnero Processing Disposition”). The purchase price was determined through arm’s length negotiations between the Company and SPP, including independent committees of both entities.

On November 22, 2016, the Company also completed the Production Asset Transaction (as defined in “Item 8. Financial Statements and Supplementary Data — Note 3, Acquisitions and Divestitures”) cash consideration of $25.6 million after $1.4 million in normal and customary closing adjustments. The purchase price was determined through arm’s length negotiations between the Company and SPP, including independent committees of both entities. The Production Asset Transaction included the disposition of working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas to SPP. The effective date of the Production Asset Transaction was July 1, 2016.

On July 5, 2016, the Company completed the disposition of its 50% equity interest in Carnero Gathering, LLC (“Carnero Gathering”) a joint venture that is 50% owned by Targa, to SPP for an initial payment of approximately $37.0 million and the assumption by SPP of the Company’s remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million as of that date (the “Carnero Gathering Disposition”). In addition, SPP is required to pay the Company an earnout based on natural gas received above a threshold volume and tariff at Carnero Gathering’s delivery points from the Company and other producers. Carnero Gathering owns a total of approximately 45 miles (10 miles of which remain under construction as of December 31, 2016) of high pressure natural gas gathering pipelines that currently connect SPP’s Western Catarina Midstream system to nearby pipelines in South Texas. The Carnero Gathering System is designed to directly connect to a cryogenic natural gas processing plant in South Texas that is expected to be operational in the spring of 2017. The Company’s 50% equity interest in this processing plant was conveyed to SPP in the Carnero Processing Disposition.

On October 14, 2015, the Company completed the Western Catarina Midstream Divestiture (as defined in “Item 8. Financial Statements and Supplementary Data — Note 3, Acquisitions and Divestitures”) for an adjusted purchase price of $345.8 million in cash. In connection with the closing of the Western Catarina Midstream Divestiture, the Company entered into a Firm Gathering and Processing Agreement (the “Gathering Agreement”) on October 14, 2015 for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream, LLC (“Catarina Midstream”). In addition, for the first five years of the Gathering Agreement, SN Catarina, LLC will be required to meet a minimum quarterly volume delivery commitment of 10,200 barrels per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.

On March 31, 2015, we completed the Palmetto Disposition (as defined in “Item 8. Financial Statements and Supplementary Data —Note 3, Acquisitions and Divestitures”) for an adjusted purchase price of approximately $83.4 million. The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the working interest of the purchaser, a wholly owned subsidiary of SPP, will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest, and we will own a 2.5% working interest in each of the wellbores.

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

Our Business Strategies

Our primary business objective is to increase reserves, production and cash flows at an attractive return on invested capital. Our business strategy is currently focused on exploiting long‑life, unconventional oil, condensate, NGL and natural gas reserves from the Eagle Ford Shale as well as other projects that directly enhance the profitability of our oil and gas development activities. Key elements of our business strategy include:

•

Efficiently develop our Eagle Ford Shale leasehold positions.  We intend to efficiently drill and develop our acreage position to maximize the value of our resource potential. At December 31, 2016, approximately 67% of our proved reserves were proved undeveloped. As of December 31, 2016, we had 473 net wells, and had identified over 3,000 net locations, for potential future drilling in our Eagle Ford Shale area that will be our primary targets in the near term. In 2017, we plan to invest between $395 million and $440 million on development drilling and completion in the Eagle Ford Shale, which represents 100% of our 2017 drilling and completion budget and 93% of our total 2017 capital budget.

•

Enhance returns by focusing on operational and cost efficiencies.  We are focused on the improvement of our operating measures and have significant experience in successfully converting early‑stage resource opportunities into cost‑efficient development projects. We believe the magnitude and concentration of our acreage within our core project areas provide us with the opportunity to capture economies of scale, including the ability to directly procure goods and services from manufacturers, drill multiple wells from a single pad, utilize centralized production and fluid handling facilities and implement a line-management approach to improve efficiencies in drilling and completions. In addition, we focus on midstream and other projects that serve our production and add optionality to end markets, ultimately enhancing our realized prices.

•

Adopt and employ leading drilling and completion techniques.  We are focused on enhancing our drilling and completion techniques to maximize recovery of reserves. Industry methods with respect to drilling and completion have significantly evolved over the last several years, resulting in increased initial production rates and recoverable hydrocarbons per well through the implementation of longer laterals, more tightly spaced fracture stimulation stages and large proppant volumes. We evaluate industry drilling results and monitor the results of other operators to improve our operating practices, and we expect our drilling and completion techniques to continue to evolve.

•

Leverage our relationship with our affiliates to expand unconventional assets.  SOG, headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG and its affiliates (but excluding the Company), collectively, as the “Sanchez Group.” Various members of the Sanchez Group have drilled or participated in over 3,000 wells, directly and through joint ventures, and have invested substantial amounts of capital in the oil and natural gas industry since 1972. During this period, they have carefully cultivated relationships with mineral and surface rights owners in and around our core areas and compiled an extensive technological database that we believe gives us a competitive advantage in acquiring additional leasehold positions in these areas. We have unrestricted access to the proprietary portions of the technological database related to our properties and SOG is otherwise required to interpret and use the database for our benefit. We plan to leverage our affiliates’ expertise, industry relationships and size to opportunistically expand reserves and our leasehold positions in the Eagle Ford Shale and other onshore unconventional oil, condensate, NGL and natural gas resources.

•

Pursue strategic acquisitions to grow our leasehold position in the Eagle Ford Shale and seek opportunistic entry into new basins.  We believe that we will be able to identify and acquire additional acreage and producing assets in the Eagle Ford Shale at attractive valuations by leveraging our longstanding relationships in and knowledge of South Texas. We also plan to selectively target additional domestic basins that would allow us to employ our strategies on attractive acreage positions that we believe are similar to our Eagle Ford Shale acreage.

•

Maintain substantial financial liquidity and flexibility.  As of December 31, 2016, we had a liquidity position of approximately $800 million, consisting of approximately $500 million of cash and cash equivalents and $300 million of availability under our undrawn Second Amended and Restated Credit Agreement (defined in “Item 8. Financial Statements and Supplementary Data —Note 5, Long‑Term Debt”), which had a $350 million borrowing base (with a $300 million aggregate elected commitment amount). We evaluate our level of operating activity in light of both actual commodity prices and changes we are able to make to our costs of operations and, based upon this evaluation, adjust our capital spending program as appropriate. In addition, we expect to continue to regularly review acquisition opportunities from third parties or other members of the Sanchez Group. We have entered into and intend to continue executing hedging transactions for a significant portion of our expected production to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in oil and natural gas prices.

Our Competitive Strengths

We believe the following competitive strengths will allow us to successfully execute our business strategies:

•

Geographically concentrated leasehold position in leading North American unconventional oil resource trends.  We have assembled a current leasehold position of approximately 278,000 net acres in the Eagle Ford Shale, which we believe to be one of the highest rates of return unconventional oil and natural gas formations in North America. In addition to further leveraging our base of technical expertise in our project areas, our geographically concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs, in addition to further leveraging our base of technical expertise in our project areas. We believe that our recent well results and offset operator activity in and around our project areas have significantly de‑risked our acreage position such that there are low geologic risks and ample repeatable drilling opportunities across our core operating areas.

•

Proven low cost operator.  We are recognized as one of the lowest cost operators in the Eagle Ford Shale. We utilize a combination of initiatives that have improved the efficiency of our operations and reduced the cost of sourcing goods and services. The Company has implemented systems and processes that provide complete transparency for our well program across our organization thereby eliminating drag and waste on repetitive tasks. We have also segmented and optimized each step in drilling and completing a well. In addition, our supply chain management team takes a rigorous and methodical approach to reducing the total delivered costs of purchased good and services by examining costs on their most granular level. Goods and services are commonly sourced directly from suppliers, eliminating the middleman and their markups. Additionally, we constantly review the value chain for opportunities to internally provide services in order to further reduce, or provide sustainability in, current costs.

•

Demonstrated ability to drive liquids production and reserves growth.  Our average production for the full year 2016 was approximately 53,350 Boe/d, substantially all of which was from the Eagle Ford Shale. This compares to approximately 52,600 Boe/d for the full year 2015. Our total proved reserves at December 31, 2016 were 192.8 MMBoe, an increase of approximately 51% over the prior year.

•

Large oil‑weighted multi‑year drilling inventory.  We have an inventory of over 3,000 net locations for potential future drilling on our acreage position in the oil, natural gas and condensate, or black oil and volatile oil and gas, windows of the Eagle Ford Shale.

•

Experienced management and strong technical team.  Our team is comprised of individuals with a long history in the oil and natural gas business, and a number of our key executives have prior experience as members of public company management teams. Furthermore, members of the Sanchez Group have a 40‑plus year operating history in the areas in which we operate, providing us with extensive knowledge of the basins and the ability to leverage longstanding relationships with mineral owners. Through SOG, we have access to an experienced staff of oil and natural gas professionals including geophysicists, geologists, drilling and completion engineers, production and reservoir engineers and technical support personnel. SOG’s technical team has significant experience and expertise in applying the most sophisticated technologies used in conventional and unconventional resource style plays including 3‑D seismic interpretation capabilities, horizontal drilling, comprehensive multi‑stage hydraulic fracture stimulation programs and other exploration, production and processing technologies. We believe this technical expertise is integral to successful exploitation of our assets, including defining new core producing areas in emerging plays.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of December 31, 2016, we have assembled approximately 278,000 net leasehold acres with an approximate 94% average working interest and have over 3,300 gross (3,050 net) locations for potential future drilling. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In our Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We anticipate drilling, completion and facilities costs on our acreage to be between $2.9 million and $3.3 million per well based on our current estimates and historical well costs. Current Estimated Ultimate Recovery (“EUR”) per well in Catarina is expected to range between 400 MBoe and 1,200 MBoe. We have identified between 1,300 and 1,650 gross and net locations for potential future drilling on our Catarina acreage. For the year 2017, we plan to spend $160 million to $170 million to spud 49 net wells and complete 53 net wells in our Catarina area.

In our Maverick area, we have approximately 100,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 96%. We believe that our Maverick acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $4.0 million per well based on our current estimates and historical well costs. Current EUR per well in Maverick is expected to range between 300 MBoe and 400 MBoe. We have identified up to 1,100 gross (1,000 net) locations based on 75 acre well‑spacing for potential future drilling on our Maverick area. For the year 2017, we plan to spend $100 million to $110 million to spud 35 net wells and complete 35 net wells in our Maverick area.

In our Javelina area, we have approximately 39,500 net acres in LaSalle and Webb Counties, Texas with an average working interest of 100%. Our Javelina acreage encompasses proven Eagle Ford down-dip areas. We currently anticipate drilling, completion and facilities costs on our acreage to be between $6.0 million and $7.5 million per well based on our current estimates. We expect average EUR per well in Javelina to range between 1,500 MBoe and 2,500 MBoe. We have identified up to 265 gross (265 net) locations based on 120 acre well-spacing for potential future drilling on our Javelina area. For the year 2017, we do not plan to drill any wells in this area.

In our Palmetto area, we have approximately 8,000 net acres in Gonzales County, Texas with an average working interest of approximately 49%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 and $6.0 million per well based on our current estimates and historical well costs. Current EUR per well in Palmetto is expected to range between 500 MBoe and 600 MBoe. We have identified up to 295 gross (143 net) locations based on 40 acre well‑spacing for potential future drilling in our Palmetto area. For the year 2017, we plan to spend $5 million to $10 million to spud 2 net wells and complete three net wells in our Palmetto area.

In our Marquis area, we have approximately 21,000 net acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $4.0 million and $5.0 million per well based on our current estimates and historical well costs. Current EUR per well in Marquis is expected to range between 275 MBoe and 375 MBoe. We have identified up to 200 gross and net locations based on 60 acre well‑spacing for potential future drilling on our Marquis acreage. For the year 2017, we do not have any planned capital spending on drilling and completions in our Marquis area.

Tuscaloosa Marine Shale

In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock (the “TMS Transaction”). In connection with the TMS Transaction, we established an area of mutual interest (“AMI”) in the TMS with SR Acquisition I, LLC (“SR”), a subsidiary of our affiliate Sanchez Resources, LLC (“Sanchez Resources”), which included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the TMS Transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation.

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

As of December 31, 2016, the AMI held rights to approximately 98,000 (64,000 net) acres, of which we owned approximately 45,600 net acres. The TMS development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential and still has significant upside as changes in technology, commodity prices, and service prices occur. The average remaining lease term on the acreage is over 2 years, giving us ample time to allow other industry participants to further de‑risk the play.

Oil and Natural Gas Reserves and Production

Internal Controls

Our estimated reserves at December 31, 2016 were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent third-party reserve engineers pursuant to their report dated January 24, 2017, which is filed as an exhibit to this Annual Report on Form 10-K. We expect to continue to have our reserve estimates prepared semi‑annually by Ryder Scott. Our internal professional staff works closely with Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our reserve engineering database is provided to the external engineers. In addition, we provide Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves. The estimated proved reserves attributable to the Comanche Assets (as defined in “Item 1A. Risk Factors—There can be no assurance that the Comanche Acquisition will be consummated in the anticipated timeframe, on the terms described herein, or at all.”) are as of June 30, 2016, are based on our internal evaluation and interpretation of reserve and other information provided to us in the course of our due diligence with respect to the Comanche Acquisition (as defined in “Item 1A. Risk Factors—There can be no assurance that the Comanche Acquisition will be consummated in the anticipated timeframe, on the terms described herein, or at all.”) and have not been independently verified or estimated.

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

Qualifications of Responsible Technical Persons

Internal SOG Engineers.  Daniel Furbee is the technical person primarily responsible for overseeing the preparation of our reserve estimates. Mr. Furbee has over a decade of industry experience with positions of increasing responsibility in engineering and evaluations with companies such as Baker Hughes and LINN Energy. He holds a Bachelor of Science Petroleum Engineering degree from Marietta College and a Masters of Business Administration from the University of Houston. Mr. Furbee is a Registered Professional Engineer in the State of Texas.

Independent Reserve Engineers.  Ryder Scott is an independent oil and natural gas consulting firm. No director, officer or key employee of Ryder Scott has any financial ownership in any member of the Sanchez Group or us. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Ryder Scott has not performed other work for SOG or us that would affect its objectivity. The engineering information presented in Ryder Scott’s report was overseen by Michael F. Stell, P.E. Mr. Stell is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 24 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Chemical Engineering from Purdue University and Master of Science degree in Chemical Engineering from University of California - Berkeley. Mr. Stell is a Registered Professional Engineer in the State of Texas.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2016, based on a reserve report prepared by Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31, 2016
				Total
				Estimated
		Natural Gas		Proved
	Oil	Liquids	Natural Gas	Reserves	PV-10
	(MMBbl)	(MMBbl)	(Bcf)	(MMBoe)(2)	(in millions)
Reserve Data (1):
Estimated proved reserves by project area:
Eagle Ford
Catarina	48.3	57.5	410.9	174.3	$392.2
Maverick	11.3	0.2	1.1	11.7	90.1
Palmetto	3.0	0.6	3.6	4.2	10.3
Marquis	1.8	0.4	1.6	2.4	17.9
Total Eagle Ford	64.4	58.7	417.2	192.6	510.5
TMS	0.2	—	—	0.2	2.9
Total	64.6	58.7	417.2	192.8	$513.4
Standardized Measure (in millions) (1)(3)					$513.4

Estimated proved developed reserves by project area:
Eagle Ford
Catarina	12.1	20.4	146.0	56.8	$267.5
Maverick	3.9	0.2	1.1	4.3	60.1
Palmetto	0.3	0.1	0.4	0.5	5.4
Marquis	1.8	0.4	1.6	2.4	17.9
Total Eagle Ford	18.1	21.1	149.1	64.0	350.9
TMS	0.2	—	—	0.2	2.9
Total	18.3	21.1	149.1	64.2	$353.8

Estimated proved undeveloped reserves by project area:
Eagle Ford
Catarina	36.2	37.1	264.9	117.5	$124.7
Maverick	7.4	—	—	7.4	30.0
Palmetto	2.7	0.5	3.2	3.7	4.9
Marquis	—	—	—	—	—
Total Eagle Ford	46.3	37.6	268.1	128.6	159.6
TMS	—	—	—	—	—
Total	46.3	37.6	268.1	128.6	$159.6

(1)Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The unweighted arithmetic average first‑day‑of‑the‑month prices for the prior twelve months were $42.75/Bbl for WTI Cushing oil, $19.97/Bbl for NGLs and $2.49/MMBtu for Henry Hub natural gas at December 31, 2016. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. For the year ended December 31, 2016, the average realized prices for oil, NGLs and natural gas were $37.95 per Bbl, $13.72 per Bbl and $2.50 per Mcf, respectively. For a description of our commodity derivative contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Costs and Expenses—Commodity Derivative Transactions” and “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments.”

(2)  One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on a rough energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

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

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves (“PUD”) at December 31, 2016 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs were substantially funded from capital contributions, cash flow from operations and the issuance of debt and equity securities. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions and extensions in the next five years from our cash on hand combined with cash flow from operations and utilization of available borrowing capacity under our credit facility.

At a pace of approximately 30 wells per rig per year, our current 293 PUD drilling locations will all be developed within the next five years by running an average gross rig count of two rigs. As of December 31, 2016, we were running two active rigs and have an approved annual budget that allows for approximately six rigs to be run through 2017. For a more detailed discussion of our liquidity position, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of December 31, 2016, we identified 293 gross (282 net) PUD drilling locations which we anticipate drilling within the next five years. The table below details the activity in our PUD locations from December 31, 2015 to December 31, 2016:

			Net
		Net Natural	Natural	Net
	Net Oil	Gas Liquids	Gas	Volume
	(MBbl)	(MBbl)	(MMcf)	(MBoe)
PUDs as of December 31, 2015	30,048	15,995	101,564	62,971
Revisions of previous estimates
Revisions due to price change	(15,372)	(10,603)	(67,150)	(37,167)
Technical revisions	(451)	241	3,589	388
Extensions and discoveries	37,381	34,482	246,300	112,913
Purchases	—	—	—	—
Divestitures	(1,137)	(81)	(479)	(1,298)
Conversion to proved developed reserves during the year	(4,137)	(2,428)	(15,688)	(9,180)
PUDs as of December 31, 2016	46,332	37,606	268,136	128,627

Excluding acquisitions, we expect to make capital expenditures related to drilling and completion of wells of approximately $265 million to $290 million during the year ended December 31, 2017. We plan to spend approximately 80% to 88% of these capital expenditures on development of PUDs in 2017. Technical revisions of PUD estimates are the result of changes in forecasted performance. There are net positive changes on our PUD forecast driven by better performance on our Catarina asset. As a result of price change, 131 PUD locations were removed. The total PUD volume impacted by price changes are 37.2 MMBoe as a result of locations that were removed from our Catarina, Cotulla, Marquis and Palmetto assets.

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

The following table provides a reconciliation of PV‑10 to the Standardized Measure at December 31, 2016 for our proved reserves (in millions):

Proved
Reserves

PV-10	$513.4
Present value of future income taxes discounted at 10%	—
Standardized Measure (1)	$513.4

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

Production, Revenues and Price History

The following table sets forth information regarding combined net production of oil, NGLs, and natural gas and certain price and cost information attributable to our properties for each of the periods presented:

	Year Ended December 31,

	2016	2015	2014
Production:
Oil - MBbl
Catarina	3,615	3,210	847
Maverick	858	396	168
Cotulla	810	1,436	1,868
Palmetto	351	606	1,255
Marquis	693	1,448	1,910
TMS	44	69	32
Total	6,371	7,165	6,080
Natural gas liquids - MBbl
Catarina	5,475	5,066	1,580
Maverick	14	5	6
Cotulla	237	326	486
Palmetto	78	139	267
Marquis	156	218	251
TMS	—	—	—
Total	5,960	5,754	2,590
Natural gas - MMcf
Catarina	40,544	33,775	9,244
Maverick	93	42	52
Cotulla	1,393	2,075	3,067
Palmetto	494	774	1,491
Marquis	656	901	974
TMS	9	27	—
Total	43,189	37,594	14,828
Net production volumes:
Total oil equivalent (MBoe)	19,529	19,184	11,141
Average daily production (Boe/d)	53,358	52,560	30,523
Average Sales Price (1):
Oil ($ per Bbl)	$37.95	$42.98	$88.64
Natural gas liquids ($ per Bbl)	$13.72	$11.99	$25.86
Natural gas ($ per Mcf)	$2.50	$2.63	$4.06
Oil equivalent ($ per Boe)	$22.09	$24.80	$59.79
Average unit costs per Boe:
Oil and natural gas production expenses	$8.43	$8.16	$8.40
Production and ad valorem taxes	$1.01	$1.40	$3.39
General and administrative expense	$5.64	$3.87	$5.72
Adjusted G&A per Boe (2)(3)	$3.32	$2.89	$4.40
Depreciation, depletion, amortization and accretion	$8.18	$17.96	$30.35
Impairment of oil and natural gas properties	$8.66	$71.15	$19.19

(1)Excludes the impact of derivative instruments.

(2)For the years ended December 31, 2016, 2015 and 2014, Adjusted general and administrative (“G&A”) expense excludes stock-based compensation expense of approximately $37.1 million ($1.90 per Boe), $14.8 million ($0.77 per Boe) and $12.8 million ($1.15 per Boe), respectively.

(3)For the years ended December 31, 2016, 2015 and 2014, Adjusted G&A expense excludes acquisition and divestiture costs included in G&A expense of $8.1 million ($0.42 per Boe), $3.8 million ($0.20 per Boe) and $1.8 million ($0.16 per Boe), respectively.

The table above in addition to other areas throughout this Annual Report on Form 10-K contains disclosures of G&A expenses excluding expenses related to stock-based compensation expense and certain costs related to acquisitions and divestitures, which is referred to as “Adjusted G&A.” Adjusted G&A is a “non-GAAP financial measure,” as defined in SEC rules. Please see “Item 6. Selected Financial Data -- Non-GAAP Financial Measures,” for a reconciliation of G&A and G&A per Boe to Adjusted G&A and Adjusted G&A per Boe, respectively.

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2016, 25 gross (22 net) wells were in various stages of completion.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	67.0	64.0	128.0	108.0	115.0	82.0
Dry (1)	1.0	1.0	—	—	—	—
Exploratory wells:
Productive	—	—	8.0	8.0	6.0	5.5
Dry	—	—	—	—	—	—
Total wells:
Productive	67.0	64.0	136.0	116.0	121.0	87.5
Dry (1)	1.0	1.0	—	—	—	—

(1)The Company encountered mechanical malfunctions during drilling and was unable to complete the well.

The following table sets forth information at December 31, 2016 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated by us	158.0	116.4	333.0	333.0	491.0	449.4
Non-operated	119.0	22.9	1.0	0.3	120.0	23.2
Total	277.0	139.3	334.0	333.3	611.0	472.6

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Catarina	26,400	26,400	79,651	79,651	106,051	106,051
Maverick	6,375	5,911	104,307	96,715	110,682	102,626
Javelina	—	—	39,506	39,506	39,506	39,506
Marquis	4,140	4,140	17,337	17,337	21,477	21,477
Palmetto	3,200	1,554	13,474	6,543	16,674	8,097
Total Eagle Ford	40,115	38,005	254,275	239,752	294,390	277,757
TMS	1,000	711	63,147	44,928	64,147	45,639
Other	2,908	727	-	-	2,908	727
Total	44,023	39,443	317,422	284,680	361,445	324,123

As of December 31, 2016, approximately 58% of our acreage was held by production. As of December 31, 2016, we have leases that were not held by production and not impaired representing 8,768 net acres (all which were in the Eagle Ford Shale) expiring in 2017, 15,539 net acres (all of which were in the Eagle Ford Shale) expiring in 2018, and 105,859 net acres (94,088 of which were in the Eagle Ford Shale) expiring in 2019 and beyond. We anticipate that our current and future drilling plans along with selected lease extensions will address the majority of our leases expiring in the Eagle Ford Shale in 2017 and beyond. In addition to these lease expirations, we also have a continuous development obligation in our Catarina area that requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120 day period in order to maintain rights to any future undeveloped acreage.

Delivery Commitments

We have made commitments to certain purchasers to deliver a portion of our natural gas production from our Catarina area.

As of December 31, 2016, in our Catarina area, we have three contracts that require us to deliver portions of our natural gas, with delivery requirements through 2020, 2021 and 2022, respectively. Under our contract expiring in 2020, we are required to deliver 207 Bcf of natural gas through the Catarina Midstream gathering facilities. Under our contract expiring in 2021, we are required to deliver approximately 79 Bcf of natural gas. Under our contract expiring in 2021, which begins in 2017, we are required to deliver approximately 228 Bcf of natural gas. During 2016, we recorded expenses related to deficiencies on delivery commitments of approximately $1.6 million. These amounts were recorded to natural gas production expenses in our consolidated statement of operations and were not considered material to the financial statement line item or to the consolidated financial statements as a whole. We do not expect to have additional expenses in 2017 related to deficiencies on our natural gas delivery commitments.

Also in our Catarina area, we have one contract that requires us to deliver a portion of our oil production through the Catarina Midstream gathering facilities. This contract expires in 2020 and requires us to deliver approximately 15 MMBbls of oil. We do not expect to have additional expenses in 2017 related to deficiencies on our oil delivery commitments.

Operations

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our Eagle Ford properties range from 20.8% to 36.7%, resulting in a net revenue interest to us ranging from 63.3% to 79.2%.

Marketing and Major Customers

For the year ended December 31, 2016, purchases by three of our customers accounted for more than 10% (33%, 20%, and 14%, respectively) of our total revenues. The three customers, who are not affiliates of the Company, purchased oil, NGLs and natural gas production from us pursuant to existing marketing agreements with terms that are currently on “evergreen” status and renew on a month‑to‑month basis until either party gives 30‑day advance written notice of non‑renewal.

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

Hedging Activities

We enter into commodity derivative contracts with unaffiliated third parties to achieve more predictable cash flows and to reduce our exposure to short‑term fluctuations in oil and natural gas prices. For a more detailed discussion of our hedging activities, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Costs and Expenses—Commodity Derivative Transactions,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Competition

We operate in a highly competitive environment for leasing and acquiring properties and in securing trained personnel. Our competitors specifically include major and independent oil and natural gas companies that operate in our project areas. These competitors include, but are not limited to, Carrizo Oil & Gas, Inc., Chesapeake Energy Corporation, EOG Resources, Inc., Marathon Oil Corporation, SM Energy Company and Noble Energy, Inc. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. As a result, our competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry.

We are also affected by the competition for and the availability of equipment, including drilling rigs, completion equipment and materials. We are unable to predict when, or if, shortages of such equipment may occur or how they would affect our development and exploitation programs.

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

Environmental Matters and Regulation

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment or otherwise relating to protection of the environment or occupational health and safety. Numerous governmental agencies, such as the Environmental Protection Agency (the “EPA”) and the Texas Railroad Commission (“Commission”), issue regulations, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with oil and natural gas drilling, production and transportation activities; (iii) govern the sourcing and disposal of water used in the drilling and completion process; (iv) limit or prohibit drilling or injection activities on certain lands lying within wilderness, wetlands, seismically active areas, and other protected areas; (v) require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (vi) result in the suspension or revocation of necessary permits, licenses and authorizations; (vii) impose substantial liabilities for pollution resulting from drilling and production operations; and (viii) require that additional pollution controls be installed. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of our operations. Furthermore, liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several.

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

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. Moreover, accidental releases or spills may occur in the course of our operations, and we could incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this situation will continue in the future.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release, deemed “responsible parties,” of a “hazardous substance” into the environment. These persons include the current owner or operator of the site where the release occurred, past owners or operators at the time a hazardous substance was released at the site, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons are subject to strict liability that, in some circumstances, may be joint and several for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances, and despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. In addition, we may have liability for releases of hazardous substances at our properties by prior owners or operators or other third parties.

The Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA's less stringent solid waste provisions, state laws or other federal laws. It is possible, however, that certain oil and natural gas exploration, development and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in The U.S. Congress to re-categorize certain oil and natural gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulations of oil and gas waste.  It has until March 2019 to determine whether any revisions are necessary. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

Furthermore, the EPA is examining regulatory requirements for “indirect dischargers” of wastewater – i.e., those that send their discharges to private or publicly owned treatment facilities, which treat the wastewater before discharging it to regulated waters. On June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

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

The OPA amends the Clean Water Act and establishes strict liability and natural resource damages liability for unauthorized discharges of oil into waters of the United States. The OPA is the primary federal law imposing oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs.  The OPA subjects owners of facilities to strict liability that, in some circumstances, may be joint and several for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.

Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and the underground injection of fluids and are required to develop and implement spill prevention, control and countermeasure, or SPCC plans, in connection with on-site storage of significant quantities of oil. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate production of oil and/or natural gas. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, Program.  Hydraulic fracturing is generally exempt from regulation under the UIC Program, and thus the hydraulic fracturing process is typically regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas, Mississippi, and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned guidance.  In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures.  Furthermore, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of The U.S. Congress.

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

Although not presently relevant to our current 2017 development plans, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On June 21, 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed to the Tenth Circuit Court of Appeals.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. For example, on December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing to impact drinking water resources finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing.

These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells under the SDWA or other regulatory mechanism.

Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, in December 2011, the Commission adopted rules and regulations requiring that oil and gas operators publicly disclose the chemicals used in the hydraulic fracturing process. Also, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal sites.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally. Several states and municipalities have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances.  These or any other new laws or regulations that significantly restrict hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells could make it more difficult or costly for us to drill and produce from conventional and tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings.

Further federal, state and/or local laws governing hydraulic fracturing could result in additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if additional federal or state and/or local laws are enacted.

Air Emissions

The federal Clean Air Act, as amended, or the CAA, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. On August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The rule includes NSPS for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in Volatile Organic Compounds (“VOCs”) emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the

EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources.

Also, on November 15, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas.  State and industry groups have challenged this rule in federal court, asserting that the BLM lacks authority to prescribe air quality regulations. In addition, Congress has taken certain initial steps to repeal the rule pursuant to the Congressional Review Act, though it remains uncertain whether the rule will ultimately be repealed.

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

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

Furthermore, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016 and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.  Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40 to 45 percent by 2025. It remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of greenhouse gas emissions at the federal and state level.

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

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

National Environmental Policy Act

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA. NEPA requires federal agencies, including the DOI, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment to evaluate the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, we have minimal exploration and production activities on federal lands. However, to the extent our current or future activities on federal lands are subject to the requirements of NEPA, this process has the potential to delay the receipt of governmental permits and the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act

The Federal Endangered Species Act, or the ESA, and analogous state statutes restrict activities that may adversely threatened or endangered species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Federal agencies are required to insure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities on federal lands may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. The U.S. Fish and Wildlife Service may identify, however, previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

Employees

We currently do not have any employees. Pursuant to our Services Agreement with SOG (the “Services Agreement”), SOG performs services for us, including the operation of our properties. Please also read “Item 8. Financial Statements and Supplementary Data —Note 9, Related Party Transactions.” As of December 31, 2016, SOG had approximately 235 employees, including 27 engineers, 13 geoscientists and 13 land professionals. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that SOG’s relations with its employees are satisfactory.

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

Item 1A.  Risk Factors

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10‑K, including the financial statements and the related notes appearing at the end of this Annual Report on Form 10‑K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10‑K, actually occurs, our business, business prospects, financial condition, results of operations or cash flows could be materially adversely affected. The risks below are not the only ones facing the Company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us. This Annual Report on Form 10‑K also contains forward‑looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of specific factors, including the risks described below.  Also, please read “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Market conditions for oil, natural gas and NGLs are highly volatile.  A sustained decline in prices for these commodities could adversely affect our revenue, cash flows, profitability and growth.

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

•	actions of OPEC and other state‑controlled oil companies relating to oil price and production controls;

•	the effect of increasing liquefied natural gas and exports from the United States;

•	the impact of the U.S. dollar exchange rates on oil, natural gas and NGL prices;

•	technological advances affecting energy supply and energy consumption;

•	domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;

•	the impact of energy conservation efforts and alternative fuel requirements;

•	the proximity, capacity, cost and availability of oil, natural gas and NGL pipelines and other transportation facilities;

•	the availability of refining capacity; and

•	the price and availability of, and consumer demand for, alternative fuels.

Governmental actions may also affect oil, natural gas and NGL prices.  It is uncertain what impact the election of President Trump and the new Congress may have on the exploration for and production of oil, natural gas and NGLs. In the past, oil, natural gas and NGL prices have been extremely volatile, and we expect this volatility to continue.  Beginning in the latter half of 2014, oil prices declined precipitously, and continued to decline throughout 2015 as well as the start of 2016. The West Texas Intermediate posted price used to calculate the full cost ceiling in accordance with SEC rules declined from an annual high of $105.34 per Boe on July 1, 2014 to $69.00 per Boe on December 1, 2014, $41.85 per Boe on December 1, 2015 and $31.62 per Boe on February 1, 2016. Such volatility has negatively affected the amount of our net estimated proved reserves and has negatively affected the standardized measure of discounted future net cash flows of our net estimated proved reserves. We recorded a full cost ceiling test impairment after income taxes of $169 million for the year ended December 31, 2016, and we recorded a full cost ceiling impairment test impairment after income taxes of $1,365 million for the year ended December 31, 2015. The impact of lower commodity prices adversely affecting proved reserve values primarily contributed to the ceiling impairment. Changes in production rates, prices, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. The 12‑month average commodity price could continue to decline, which could result in additional impairments being recorded during 2017.

In addition, our revenue, profitability and cash flow depend upon the prices of and demand for oil, natural gas and NGL reserves, and continued price volatility and low commodity prices, or a sustained drop in prices could negatively affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

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

As of February 27, 2017, we had commodity derivative contracts in place covering approximately 36% and 98% of the mid‑point of our estimated oil and natural gas production, respectively, for 2017. The contracts consist of swaps and put spreads covering crude oil and natural gas production. In the future, we expect to continue to enter into commodity derivative contracts for a portion of our estimated production, which could result in net gains or losses on commodity derivatives. Our hedging strategy and future hedging transactions will be determined by our management, which is not under any obligation to enter into commodity derivative contracts covering any specific portion of our production.

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

Beginning in the latter half of 2014, oil prices declined precipitously, and continued to decline throughout 2015 as well as the start of 2016. Given this decline in commodity prices, the net book value of our oil and natural gas properties exceeded our ceiling amount using the WTI unweighted 12‑month average price adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead, resulting in a total write‑downs of our oil and natural gas properties of $1,365 million after income taxes during 2015 and $169.0 million after income taxes during 2016. As ceiling test computations depend upon the calculated unweighted arithmetic average prices, it is difficult to predict the likelihood, timing and magnitude of any future impairments. However, a decline in 12‑month average commodity prices could result in additional impairments recorded during 2017. A ceiling test write down would negatively affect our results of operations.

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

There can be no assurance that the Comanche Acquisition will be consummated in the anticipated timeframe, on the terms described herein, or at all.

On January 12, 2017, the Company, through two of our subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with an entity controlled by The Blackstone Group, L.P., Gavilan Resources, LLC (“Blackstone”), signed a purchase and sale agreement (the “Comanche Purchase Agreement”) to acquire assets (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for $2,275 million in cash, subject to customary closing adjustments (the “Comanche Acquisition”). The consummation of the Comanche Acquisition is subject to certain closing conditions, including conditions that must be met by Anadarko and that are beyond our control. In addition, under certain circumstances, we, Blackstone or Anadarko are able to terminate the Comanche Purchase Agreement. In addition, we may be required to seek or utilize additional or other financing sources to consummate the Comanche Acquisition, if we do not have sufficient liquidity at closing or if our anticipated financing sources, including the preferred unit investment by affiliates of GSO Capital Partners LP (individually or collectively, as the context requires, “GSO”) in SN UnSub or the credit facility to be entered into by SN UnSub at the closing of the Comanche Acquisition, are not available, and we cannot assure you that such additional or other financing sources will be available on terms acceptable to us, or at all. There can be no assurances that the Comanche Acquisition will be consummated in the anticipated timeframe, on the terms described herein, or at all.

If the Comanche Acquisition is not consummated, under certain circumstances, we may be required to forfeit our approximate $56.9 million deposit under the Comanche Purchase Agreement. Furthermore, our stock price could be negatively impacted if we fail to complete the Comanche Acquisition.

There are a number of risks and uncertainties relating to the Comanche Acquisition. There can be no assurance that events will not intervene to delay or result in the failure to close the Comanche Acquisition. In addition, we, Blackstone and Anadarko have the ability to terminate the Comanche Purchase Agreement under certain circumstances. Failure to complete the Comanche Acquisition would prevent us from realizing the anticipated benefits of the Comanche Acquisition. We would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the Comanche Acquisition will be completed. Consequently, the failure to complete or any delay in the closing of the Comanche Acquisition could result in a significant change in the market price of our common stock.

The Comanche Acquisition or any other acquisition we may undertake involve risks associated with acquisitions and integration of acquired assets, and the intended benefits of the Comanche Acquisition or any other acquisition we may undertake may not be realized.

The Comanche Acquisition or any other acquisition we may undertake involve risks associated with acquisitions and integrating acquired assets into existing operations, including that:

•	our senior management's attention may be diverted from the management of daily operations of Catarina and our other legacy assets to the integration of the assets acquired in the Comanche Acquisition;

•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•	we may be unable to achieve the economies of scale that we expect from integrating the Comanche Assets or any other assets we may acquire into our existing operations;

•	the assets acquired in the Comanche Acquisition or any other acquisition we may undertake may not perform as well as we anticipate; and

•	unexpected costs, delays and challenges may arise in integrating the assets acquired in the Comanche Acquisition or any other acquisition we may undertake into our existing operations.

Even if we successfully integrate the assets acquired in the Comanche Acquisition or any other acquisition we may undertake into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits we anticipate from the Comanche Acquisition or any other acquisition we may undertake, our business, results of operations and financial condition may be adversely affected.

Under the terms of the lease with respect to the Catarina assets and under the terms of the Comanche Development Agreement, we are subject to annual drilling and development requirements and failure to comply with these requirements may result in loss of our interests in the Catarina area that are not held by production or sizable default payments to Anadarko, respectively.

In order to protect our exploration and development rights in the Catarina area, we are required to drill 50 wells per year (measured from July 1 to June 30). If we fail to meet the minimum drilling commitment under the terms of the Catarina Lease, we could forfeit our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, associated rights such as midstream assets). If we drill more than 50 wells in a prescribed twelve month period, we may apply such additional wells (up to a maximum of 30 additional wells) toward the following prescribed twelve month period’s 50-well requirements. In addition, the Catarina Lease requires us to go no longer than 120 days without spudding a well, and, under the terms of the Catarina Lease, failure to do so could result in the forfeiture of our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, acreage upon which associated midstream assets are located). Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we cannot assure you that we will be able meet our obligations under the Catarina Lease. If the Catarina Lease expires, we will lose our right to develop the related properties on this acreage, which could adversely affect our business, financial condition and results of operations.

At the closing of the Comanche Acquisition, we will enter into a development agreement (the “Development Agreement”) with Anadarko pursuant to which we will commit to completing and equipping 60 wells per year for 5 years. If we complete and equip more than 60 wells in a year, we may apply such additional wells (up to a maximum of 30 additional wells) toward the following years’ 60-well requirements. If we fail to complete and equip the required number of wells in a given year (after applying any qualifying additional wells from previous years), we must pay Anadarko a default fee of $200,000 for each well we fail to timely complete and equip. The drilling plan is subject to change based upon various factors, including factors that are beyond our control, such as drilling results, oil, natural gas and NGL prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we cannot assure you that we will be able meet our obligations under the Development Agreement following the closing of the Comanche Acquisition.

Our agreements with Blackstone and GSO will restrict us from transferring our right, title and interest to the Comanche Assets.

At the closing of the Comanche Acquisition, we will enter into a joint development agreement with Blackstone (the “JDA”) that provides for the administration, operation and transfer of the jointly-owned Comanche Assets.  Under the terms of the JDA, except under limited circumstances, neither we nor Blackstone can transfer any of our rights, title or interest to any asset or related assets (including any working interests) prior to the third anniversary of the JDA.  In addition, under our agreements with GSO, following the closing of the Comanche Acquisition, we will not be able to dispose of all or a substantial portion of the Comanche Assets without GSO’s consent.  These restrictions may prohibit us from taking advantage of certain opportunities, including our ability to sell these assets, which may arise from time to time.

The JDA will contain right of first offer (“ROFO”) and tag-along provisions that may hinder our ability to sell our interest in the Comanche Assets within our desired time frame or on our desired terms, and could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders.

Under the terms of the JDA, both parties have a ROFO in the event that the other party intends to sell or otherwise transfer its interests.  In addition, the JDA provides both parties with a tag-along right in the event that the other party intends to sell at least 35% of its total interests to a third-party purchaser (including upon a change of control transaction involving us). These features could limit third-party offers, inhibit our ability to sell our interests or adversely affect the timing of any sale of our interests and our ability to obtain the highest price possible in the event that we decide to market or sell our interests. In addition, the tag-along provisions of the JDA may also frustrate or prevent any attempts by our stockholders or a third party to replace or remove our current management or to acquire an interest in or engage in other corporate transactions with us, by subjecting certain corporate change of control transactions to a tag-along provision pursuant to which a third party may be required to acquire Blackstone’s interest in the Comanche Assets if it desires to enter into a corporate transaction with us.

Upon closing the Comanche Acquisition, we will enter into the JDA with Blackstone and amend and restate the limited partnership agreement of one of our subsidiaries, SN UnSub and the limited liability company agreement of SN UnSub’s general partner, SN EF UnSub GP, LLC, to admit GSO as a limited partner and member, respectively, therein, which involves risk.

At the closing of the transactions contemplated by the Comanche Acquisition, we will enter into the JDA that provides for the administration, operation and transfer of the jointly-owned Comanche Assets. The JDA provides for the parties to establish an operating committee, which will control the timing, scope and budgeting of operations on the Comanche Assets (subject to certain exceptions). Although we will be designated as operator of the Comanche Assets under the JDA, under certain circumstances we may be removed as operator and, furthermore, because we will not control the operating committee we will not have unilateral control over many key variables of the operation and development of the Comanche Assets, including the establishment of the budget and development plan for the Comanche Assets. There can be no assurance that Blackstone will continue its relationship with us in the future or that we will be able to pursue our stated strategies with respect to the Comanche Assets. Furthermore, Blackstone may (a) have economic or business interests or goals that are inconsistent with ours; (b) take actions contrary to our policies or objectives; (c) undergo a change of control; (d) experience financial and other difficulties; or (e) be unable or unwilling to fulfill their obligations under the JDA, which may affect our financial conditions or results of operations.

Under the amended and restated limited partnership agreement of SN UnSub and limited liability company agreement of SN UnSub’s general partner, we will not be able to cause SN UnSub or its general partner to take or not to take certain actions unless GSO consents. GSO has committed to make a substantial investment (including contributions and other commitments) in SN UnSub at the closing of the Comanche Acquisition and, accordingly, has required that the relevant organizational documents of SN UnSub and its general partner contain certain features designed to provide it with the opportunity to participate in the management of SN UnSub and its general partner and to protect its investment in SN UnSub, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of SN UnSub.  These participation and protective features include a governance structure that consists of a board of directors of SN UnSub’s general partner, only some of whom are appointed by us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, at the closing of the Comanche Acquisition, we expect that SN UnSub, which is an “unrestricted subsidiary” (as further described in “Item 8. Financial Statements and Supplementary Data —Note 5. Long Term Debt”), will have entered into a $330 million senior secured reserve-based revolving credit facility with JPMorgan Chase Bank, N.A., Citibank, N.A. and certain of their affiliates (the “SN UnSub Credit Facility”) or other alternate “stand alone” financing arrangement, which will limit its freedom to take certain actions. Thus, without the concurrence of GSO and/or the lenders under the SN UnSub Credit Facility or other financing arrangements, we will not be able to cause SN UnSub and its general partner to take or not to take certain actions, even though those actions may be in the best interest of SN UnSub, its general partner, or us. Furthermore, we, SN UnSub’s lenders, GSO and Blackstone may have different or conflicting goals or interests which could make it more difficult or time-consuming to obtain any necessary approvals or consents to pursue activities that we believe to be in the best interests of our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

If these assumptions prove to be incorrect, our estimates of our reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. For example, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2016 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $216.7 million, from approximately $513.4 million to approximately $296.7 million.

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

The pro forma financial statements for the Comanche Acquisition and Carrizo Disposition are presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the Comanche Acquisition or the Carrizo Disposition.

The pro forma financial statements for the Comanche Acquisition and Carrizo Disposition included in our Current Reports on Form 8-K filed January 31, 2017 and January 9, 2017, respectively, are presented for illustrative purposes only, are based on various adjustments and assumptions, many of which are preliminary, and may not be an indication of our financial condition or results of operations following the Comanche Acquisition or the Carrizo Disposition. Our actual financial condition and results of operations following the Comanche Acquisition may not be consistent with, or evident from, these pro forma financial statements and other statements relating to the Comanche Acquisition or the Carrizo Disposition. In addition, the assumptions used in preparing the pro forma financial data and estimates may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Comanche Acquisition or the Carrizo Disposition. Therefore, investors should refer to our historical financial statements included in this Annual Report on Form 10-K when evaluating an investment in our common stock.

Developing and producing oil, natural gas and NGLs are costly and high‑risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

The cost of developing, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Additionally, drilling wells with no or sub-economic levels of oil, natural gas and NGL production (dry holes) will negatively impact our financial position. In addition, our use of 2D and 3D seismic data and visualization techniques to identify subsurface structures and hydrocarbon indicators do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures and requires additional pre‑development expenditures. Furthermore, our development and production operations may be curtailed, delayed or canceled as a result of other factors, including:

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

Our acquisition, development and production operations require us to make substantial capital expenditures. Although we expect to fund our capital expenditure budget for 2017 using cash flow from operations and cash on hand, if our cash flow from operations turns out to be less than we currently expect and we are required, but are unable, to fund our remaining capital budget from other sources, such as borrowings under our credit facility and/or the issuance of debt or equity securities, our failure to obtain the funds that we need could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile. For example, during the year ended December 31, 2016, our stock price had a low closing price of $2.29 per share and a high closing price per share of $9.78 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including, but not limited to:

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

As of December 31, 2016, approximately 58% of our acreage was held by production. As of December 31, 2016, we have leases that were not held by production and not impaired representing 8,768 net acres (all which were in the Eagle Ford Shale) expiring in 2017, 15,539 net acres (all of which were in the Eagle Ford Shale) expiring in 2018, and 105,859 net acres (94,088 of which were in the Eagle Ford Shale) expiring in 2019 and beyond. While we anticipate that our current and future drilling plans will address the majority of our leases expiring in the Eagle Ford Shale in 2017, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operation.

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

Our current business focus is on the oil and natural gas industry in a limited number of properties, in the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Southwest Mississippi and Southeast Louisiana. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. For example, our Catarina assets, comprised of approximately 106,000 contiguous net acres in Dimmit, LaSalle and Webb Counties, Texas under the Catarina Lease (the “Catarina Lease”), represent approximately 90% of our proved reserves as of December 31, 2016, approximately 33% of our Eagle Ford acreage as of December 31, 2016 and, approximately 81% of our total production volumes for the year ended December 31, 2016. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. In particular, we may be disproportionately exposed to the impact of delays or interruptions of production from wells in which we have an interest that are caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from wells in the Eagle Ford Shale. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

Water is an essential component of oil and natural gas production during both the drilling and hydraulic fracturing processes. Drought conditions have persisted in our areas of operation in past years. These drought conditions have led governmental authorities to restrict the use of water, subject to their jurisdiction, for hydraulic fracturing to protect local water supplies. If we are unable to obtain water to use in our operations, we may be unable to economically produce oil and natural gas, which could have a material and adverse effect on our financial condition, results of operations and cash flows.

Furthermore, the Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other oil and natural gas waste into navigable waters. In addition, the underground injection of fluids is subject to permitting and other requirements under state laws and regulation. Public concerns regarding the potential impacts to groundwater and induced seismic activity have resulted in new requirements related to the underground injection and disposal of fluids.   The EPA is also examining regulatory requirements for “indirect dischargers” of wastewater – i.e., those that send their discharges to private or publicly owned treatment facilities, which treat the wastewater before discharging it to regulated waters. Compliance with environmental regulations and permit requirements governing the discharge of underground injection of fluids and the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

We may lose our rights to the Sanchez Group’s technological database, including its 3D and 2D seismic data, under certain circumstances.

Pursuant to the Services Agreement, we have access to the unrestricted, proprietary portions of the technological database owned and maintained by the Sanchez Group and related to our properties, and SOG is otherwise required to interpret and use the database, to the extent relating to our properties, for our benefit under the Services Agreement. For a description of the Services Agreement see “Item 8. Financial Statements and Supplementary Data —Note 9, Related Party Transactions” in the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K. This database includes the 2D and 3D seismic data used for our exploration and development projects as well as the well logs, LAS files, scanned well documents and other well documents and software that are necessary for our daily operations. This information is critical for the operation and expansion of our business. Under certain circumstances, including if SOG provides at least 180 days’ advance written notice of its desire to terminate the Services Agreement, the license agreement will terminate and we will lose our rights to this technological database unless members of the Sanchez Group permit us to retain some or all of these rights, which they may decline to do in their sole discretion. In such event, we are unlikely to be able to obtain rights to similar information under substantially similar commercial terms or to continue our business operations as proposed and our liquidity, business, financial condition and results of operations will be materially and adversely affected and it could delay or prevent an acquisition of us.

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

On July 28, 2015, the Company entered into a net operating loss carryforwards (“NOLs”) rights plan (the “Rights Plan”) designed to preserve stockholder value and the value of our NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of our board of directors. The Rights Plan may discourage existing 5% common stockholders from selling their interest in a single block, which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our common stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our common stock. We can make no assurances the Rights Plan will be effective in meeting its intended objectives, including to deter a change in control and protecting or realizing NOLs.

If we were to experience an ownership change, we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income.

As of December 31, 2016, we had NOLs of $1,200.9 million. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre‑change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long‑term tax‑exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three‑year period.

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

Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our credit facility and the UnSub Credit Facility. As of December 31, 2016, we had $1.71 billion of debt outstanding, net of premium, discount and debt issuance costs, all of which was attributable to our Senior Notes, and a borrowing base of $350 million (with an aggregate elected commitment amount of $300 million) under our credit facility for secured revolver borrowings. In connection with the Comanche Acquisition, we expect to incur additional indebtedness at the closing of the Comanche Acquisition under the UnSub Credit Facility, which is expected to be on substantially the same terms as our existing facility, conformed to current market conditions and non-recourse to our other assets. Our increased indebtedness could adversely affect our business. In particular, it could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We will be subject to interest rate risk in connection with borrowings under our credit facility and expect to be subject to interest rate risk with respect to the UnSub Credit Facility, which we intend to enter at the closing of the Comanche Acquisition, which bears or is expected to bear in the case of the UnSub Credit Facility interest at variable rates. Interest rate changes will not affect the market value of any debt incurred under such facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any interest rate hedging arrangements with respect to our existing credit facility, nor are any for any of our facilities contemplated in the future. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition and results of operations.

Restrictive covenants may adversely affect our operations.

Our credit facility, the indenture governing the Senior Notes contains, and we believe that the UnSub Credit Facility that we expect to enter into at the closing of the Comanche Acquisition will contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long‑term best interest, including our ability, among other things, to:

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

A breach of the covenants under the indentures governing the Senior Notes, the covenants under our credit facility or the covenants under the UnSub Credit Facility could result in an event of default under the applicable indebtedness. An event of default may allow the creditors to accelerate the related debt and may result in an acceleration of any other debt that contains a cross‑acceleration or cross‑default provision (however, we expect that a default under our credit facility or the Senior Notes would not result in the acceleration of or default under the UnSub Credit Facility and that a default under the UnSub Credit Facility would not result in the acceleration of or default under our credit facility or Senior Notes). In addition, an event of default under our credit facility or the UnSub Credit Facility would permit the lenders under the relevant facility to terminate all commitments to extend further credit under that facility. If we were unable to repay those amounts, the lenders under our credit facility or the UnSub Credit Facility, as applicable, could proceed against the collateral granted to them to secure that debt.

We have a substantial amount of indebtedness, and expect to incur additional indebtedness in connection with the Comanche Acquisition, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our debt.

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

After the closing of the Comanche Acquisition, we expect to have additional outstanding indebtedness under the UnSub Credit Facility, which is expected to be on substantially the same terms as our existing credit facility, conformed to current market conditions and non-recourse to our other assets. Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough cash to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors may deem relevant. Covenants contained in our credit facility, future credit facilities we may enter into, our indenture and the certificates of designations for our preferred stock restrict our ability to pay dividends on our common stock. In addition, the Delaware General Corporation Law (the “DGCL”) permits payment of dividends only out of a corporation’s surplus, which is defined as the excess of net assets (total assets less total liabilities) over a corporation’s capital as determined under the DGCL. If commodity prices continue to decline, the value of our net assets will also continue to decline and, accordingly, our ability to lawfully declare and pay dividends may also decline.  Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate production of oil and/or natural gas. Hydraulic fracturing is generally exempt from federal regulation, and thus the process is typically regulated by state agencies. Nevertheless, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Underground Injection Control or UIC Program. In Texas, Louisiana and Mississippi, where we maintain acreage, the EPA is encouraging state programs to review and consider EPA guidance in these areas. In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

On May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells. Also, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process, and a number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally.   These proceedings or regulations or any other new laws or regulations that significantly restrict hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells could make it more difficult or costly for us to drill and produce from conventional or tight formations, increase our costs of compliance and doing business and make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions.  Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

Furthermore, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016 and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.  Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce GHG emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40 to 45 percent by 2025. It remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of GHG emissions at the federal and state level.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of any legislation or regulations that otherwise limit emissions of GHGs from our equipment and operations could require us to incur increased operating costs, such as costs to monitor and report GHG emissions, purchase and operate emissions control systems to reduce emissions of GHGs associated with our operations, acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thus could adversely affect demand for the oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. Please read “Item 1. Business—Environmental Matters and Regulation.”

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC, the SEC and the Prudential Regulators have issued many rules to implement the Dodd-Frank Act, including a rule, which we refer to as the “Mandatory Clearing Rule,” requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), a rule, which we refer to as the “End User Exception,” establishing an “end user” exception to the Mandatory Clearing Rule, a rule, which we refer to as the “Margin Rule,” setting forth collateral requirements in connection with swaps that are not cleared and also an exception to the Margin Rule for end users that are not financial end users, which exception we refer to as the “Non-Financial End User Exception,” and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits. The CFTC proposed a new version of this rule with respect to which the comment period closed but no final rule was issued and has re-proposed a new version of such rule, which we refer to as the “Re-Proposed Position Limit Rule,” with respect to which the comment period is scheduled to close on February 28, 2017. The Re-Proposed Position Limit Rule provides an exemption from the position limits for swaps that constitute “bona fide hedging positions” within the definition of such term under the Re-Proposed Position Limit Rule, subject to the party claiming the exemption complying with the applicable filing, recordkeeping and reporting requirements of the Re-Proposed Position Limit Rule.

We qualify for the End User Exception and will utilize it if the Mandatory Clearing Rule is expanded to cover swaps in which we participate, we qualify for the Non-Financial End User Exception and will not be required to post margin under the Margin Rule  and limits our existing and anticipated hedging positions constitute “bona fide hedging positions” under the Re-Proposed Position Limit Rule and we intend to do the filing, recordkeeping and reporting necessary to utilize the bona fide hedging position exemption under the Re-Proposed Position Limit Rule if and when it becomes effective, so we do not expect to be directly affected by any of such rules. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End User Exception and will be required to post margin in connection with their hedging activities with other swap dealers, major swap participants, financial end users and other persons that do not qualify for the Non-Financial End User Exception.  In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations (including laws and regulations giving European Union financial authorities the power to write down amounts we may be owed on hedging agreements with counterparties subject to such laws and regulations and/or require that we accept equity interests in such counterparties in lieu of cash in satisfaction of such amounts), which we refer to collectively as “Foreign Regulations” which may apply to our transactions with counterparties subject to such Foreign Regulations.  The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that the Re-Proposed Position Limit Rule is ultimately effected, such proposed rule could significantly increase the cost of our derivative contracts, materially alter the terms of our derivative contracts, reduce the availability of derivatives to us that we have historically used to protect against risks that we encounter in our business, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Foreign Regulations could have similar effects. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations and Foreign Regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

We may incur more taxes and certain of our projects may become uneconomic if certain federal income tax deductions currently available with respect to oil and natural gas exploration and production are eliminated as a result of future legislation.

In past years, legislation has been proposed from time to time that contains proposals to eliminate certain key U.S. federal income tax preferences currently available to oil and natural gas exploration and production companies. These proposals include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. The Trump Administration has called for a comprehensive tax reform that would significantly change U.S. tax laws.  It is unclear whether any of the foregoing proposals will actually be considered and enacted as part of tax reform legislation or how soon any such changes in law could become effective. The passage of any legislation as a result of these proposals or any other similar change in U.S. federal income tax law could eliminate and/or defer certain tax deductions that are currently available with respect to oil and natural gas exploration and production. Any such change could materially adversely affect our business, financial condition and results of operations by increasing the after‑tax costs we incur which would in turn make it uneconomic to drill some locations if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

We are subject to anti‑takeover provisions in our restated certificate of incorporation and amended and restated bylaws, our Rights Plan and Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

Provisions in our restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. In addition, the Company entered into the Rights Plan on July 28, 2015. The Rights Plan is designed to preserve stockholder value and the value of our NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of our board of directors. Although not intended for this purpose, the Rights Plan has an anti-takeover effect. For more information on possible risks associated with our rights plan, please see “—We adopted the Rights Plan, which though it was designed to preserve the value of our NOLs, may discourage the acquisition and sale of large blocks of our common stock and may result in significant dilution for certain stockholders.”    Finally, our amended and restated bylaws establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire us may be considered beneficial by some stockholders.

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

We discuss the risks and uncertainties related to our litigation in more detail below in “Item 3. Legal Proceedings” and in “Item 8. Financial Statements and Supplementary Data — Note 14, Commitments and Contingencies.”

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

Finally, in connection with our initial public offering (“IPO”), we entered into several agreements with members of the Sanchez Group. In addition, at the closing of the Comanche Acquisition, we expect to enter into management services agreements with SOG for it to perform various management service functions for SN UnSub and Blackstone and/or their affiliates. These agreements were or will be made in the context of a related party transaction. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

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

Sector cost inflation could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and third party oilfield materials, service and supply costs are also subject to supply and demand dynamics. During periods of decreasing levels of industry exploration and production, such as occurred in 2015 and 2016, the demand for, and cost of, drilling rigs and oilfield services decreases. Conversely, during periods of increasing levels of industry activity, the demand for, and cost of, drilling rigs and oilfield services increases.

In the second half of 2016, we witnessed a modest improvement in commodity prices. If this trend continues, and if the commodity price recovery is robust, we expect industry exploration and production activities to increase, resulting in higher demand for oilfield services and supplies, which could result in sector price inflation. In addition, the costs of such items could increase and their availability may become limited, particularly in basins of relatively higher activity.

A portion of our total outstanding shares is held by members of the Sanchez Group and may be sold into the market at any time. In addition, if the Comanche Acquisition is consummated, Blackstone and GSO (or their affiliates) will receive a substantial number of our securities. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As of February 7, 2017, members of the Sanchez Group owned, in the aggregate, approximately 15.0% of our outstanding common stock. There are also an additional 8,961,750 shares available for future issuance to our directors, officers and employees as restricted stock or stock option awards pursuant to our Amended and Restated 2011 Long Term Incentive Plan.  These shares are eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act. In addition, at the closing of the transaction contemplated by the Comanche Acquisition, we will issue 1.5 million shares of common stock to GSO and warrants to purchase 2.0 million and 6.5 million shares of common stock, at an exercise price of $10.00 per share, to GSO and an affiliate of Blackstone, respectively, resulting in GSO and such Blackstone affiliate owning approximately 3.9% and 7.3% of our common stock, respectively, assuming that the warrants will be fully exercised at closing. Following the conclusion of a two-year lockup period, these shares will be eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act. In addition, under certain circumstances, members of the Sanchez Group, GSO and such Blackstone affiliate have the right to require us to register the resale of their shares. Moreover, we have registered all of the shares of our common stock that we may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance unless, pursuant to their terms, these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The information required by Item 2 is contained in Item 1. Business.

Item 3.  Legal Proceedings

The information required by this Item is set forth in “Item 8. Financial Statements and Supplementary Data —Note 14, Commitments and Contingencies.”

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity.  Shares of our common stock are traded on the NYSE under the symbol “SN.” The following table sets forth the reported high and low sales prices of our common stock as reported by the NYSE for the periods indicated:

	Common Stock
	High	Low
2016:
First Quarter	$6.35	$2.06
Second Quarter	$9.83	$4.84
Third Quarter	$9.49	$5.64
Fourth Quarter	$10.14	$5.90

	Common Stock
	High	Low
2015:
First Quarter	$16.14	$7.66
Second Quarter	$15.85	$9.45
Third Quarter	$9.95	$4.48
Fourth Quarter	$8.39	$3.46

On February 24, 2017, the last sale price of our common stock, as reported on the NYSE, was $11.31 per share.

Holders.  The number of holders of record of our common stock was approximately 31 on February 27, 2017, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Preferred Dividends.  We pay preferred dividends quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when and if declared by the Company’s board of directors on our Series A and Series B Preferred Stock in the amounts of 4.875% and 6.50%, respectively. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of December 31, 2016, we have paid approximately $56.8 million in dividends to holders of our Series A and Series B Preferred Stock since their respective issuances. The dividends accrued for the period from January 1 to March 31, 2016 were declared by the Board and paid in cash by the Company. The dividends accrued for the periods from April 1 to July 31, August 1 to September 30, and October 1 to December 31, 2016, were declared by the Board and paid with the Company’s common stock.

We have not paid any cash dividends on our common equity since our inception. Although our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities, we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. In addition, covenants contained in our credit facility, future credit facilities we may enter into, our indenture and the certificates of designations for our preferred stock restrict our ability to pay dividends on our common stock and the DGCL permits payment of dividends only out of a corporation’s surplus, which is defined as the excess of net assets (total assets less total liabilities) over a corporation’s capital as determined under the DGCL. We currently intend to retain future earnings to finance current operations and the future expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth certain information as of December 31, 2016 regarding the Sanchez Energy Corporation Third Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The LTIP was approved by our stockholders on May 24, 2016, which increased the number of the shares of our common stock available for incentive awards pursuant to the LTIP’s predecessor, which was approved by our stockholders on May 21, 2015.

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities to be	Weighted-Average	For Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category:
Equity Compensation Plans Approved by Stockholders	—	N/A	6,669,005	(1)
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	6,669,005

(1)The maximum number of shares that may be delivered pursuant to the LTIP is limited to 17,239,790 shares plus an automatic increase equal to the lesser of (A) 15% of such issuance of additional Common Shares and (B) such lesser number of Common Shares as determined by the Board of Directors and Compensation Committee; provided, however, withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP.

Recent Sales of Unregistered Securities.  All sales of unregistered securities within the last fiscal year have been previously reported in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

Repurchases of Equity Securities.  Neither we nor any “affiliated purchaser” repurchased any of our equity securities in the quarter ended December 31, 2016.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return for our common stock to that of the Standard and Poor’s, or S&P, 500 Index and the S&P 500 Oil & Gas Exploration and Production Index for the period from December 31, 2011 to December 31, 2016. “Cumulative total return” means the change in share price during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s common stock and in each of the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index at the closing market price on December 31, 2011.

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

Item 6.  Selected Financial Data

The selected financial data table below shows our historical consolidated financial data as of and for each of the five years in the period ended December 31, 2016. The selected financial data is derived from our audited historical financial statements.

The selected financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
REVENUES:
Oil sales	$241,766	$307,971	$538,887	$290,322	$42,377
Natural gas liquids sales	81,744	69,011	66,989	13,013	15
Natural gas sales	107,816	98,797	60,188	11,085	766
Total revenues	431,326	475,779	666,064	314,420	43,158
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	164,567	156,528	93,581	35,669	3,401
Production and ad valorem taxes	19,633	26,870	37,787	17,334	2,124
Depreciation, depletion, amortization and accretion	159,760	344,572	338,097	134,845	15,922
Impairment of oil and natural gas properties	169,046	1,365,000	213,821	—	—
General and administrative (1)	110,081	74,160	63,692	47,951	37,239
Total operating costs and expenses	623,087	1,967,130	746,978	235,799	58,686
Operating income (loss)	(191,761)	(1,491,351)	(80,914)	78,621	(15,528)
Other income (expense):
Interest income	856	442	193	187	74
Other income (expense)	134	(2,605)	96	(52)	—
Gain on disposal of assets	112,294	—	—	—	—
Interest expense	(126,973)	(126,399)	(89,800)	(30,934)	(99)
Earnings from equity investments	3,466	—	—	—	—
Net gains (losses) on commodity derivatives	(53,149)	172,886	137,205	(16,938)	(742)
Total other income (expense)	(63,372)	44,324	47,694	(47,737)	(767)
Income (loss) before income taxes	(255,133)	(1,447,027)	(33,220)	30,884	(16,295)
Income tax expense (benefit)	1,825	7,600	(11,429)	3,986	—
Net income (loss)	(256,958)	(1,454,627)	(21,791)	26,898	(16,295)
Less:
Preferred stock dividends	(15,948)	(16,008)	(33,590)	(18,525)	(2,112)
Net income allocable to participating securities(2)(3)	—	—	—	(364)	—
Net income (loss) attributable to common stockholders	$(272,906)	$(1,470,635)	$(55,381)	$8,009	$(18,407)
Net income (loss) per common share - basic and diluted	$(4.63)	$(25.70)	$(1.06)	$0.22	$(0.56)
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted (4)	58,900	57,229	52,338	36,379	33,000

(1)Includes stock based compensation expense of $37.1 million, $14.8 million, $12.8 million, $17.8 million and $25.5 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Also includes acquisition and divestiture costs of $8.1 million, $3.8 million, $1.8 million and $4.1 million for the years ended December 31, 2016, 2015, 2014 and 2013, respectively.

(2)The Company’s restricted shares of common stock are participating securities.

(3)For the years ended December 31, 2016, 2015, 2014 and 2012 no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(4)The year ended December 31, 2016 excludes 2,113,462 shares of weighted average restricted stock and 12,554,481 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2015 excludes 2,663,010 shares of weighted average restricted stock and 12,529,314 shares of common stock resulting from an assumed conversion of the Company's Series A Convertible Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company’s Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company’s Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The year ended December 31, 2012 excludes 184,230 shares of weighted average restricted stock and 1,992,857 shares of common stock resulting from an assumed conversion of the Company’s Series A Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Working capital	$385,808	$499,112	$412,798	$54,061	$15,671
Total assets (1)	$1,286,280	$1,501,304	$2,994,000	$1,602,465	$426,574
Long term debt, net of premium, discount and debt issuance costs(1)	$1,712,767	$1,705,927	$1,698,095	$573,452	$—
Total stockholders' equity (deficit)	$(696,140)	$(456,169)	$999,587	$857,309	$366,743

(1)

As a result of the adoption of ASU 2015-03 on a retrospective basis as of the quarter ended December 31, 2016, the total assets and long term debt, net of premium, discount and debt issuance costs as of December 31, 2015, 2014 and 2013 were reduced by approximately $41.0 million, $48.2 million and $19.8 million, respectively. These retrospective changes are reflected in the total assets and long term debt, net of premium, discount and debt issuance costs amounts in the table above. See further discussion on the adoption of ASU 2015-03 in “Item 8. Financial Statements and Supplementary Data — Note 5, Long-Term Debt.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities	$181,251	$272,025	$415,335	$189,261	$29,072
Net cash used in investing activities	$(108,637)	$(294,331)	$(1,361,264)	$(1,093,363)	$(181,427)
Net cash provided by (used in) financing activities	$(5,745)	$(16,360)	$1,266,112	$1,007,286	$139,661

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

We define Adjusted EBITDA as net income (loss):

•	Plus:

•	Interest expense, including net losses (gains) on interest rate derivative contracts;

•	Net losses (gains) on commodity derivative contracts;

•	Net settlements received (paid) on commodity derivative contracts;

•	Depreciation, depletion, and amortization and accretion;

•	Impairment of oil and natural gas properties;

•	Stock‑based compensation expense;

•	Acquisition and divestiture costs included in general and administrative;

•	Income tax expense (benefit); and

•	Certain other items that we deem appropriate.

•	Less:

•	Gain on disposal of assets;

•	Amortization of deferred gain on Western Catarina Midstream Divestiture;

•	Interest income; and

•	Certain other items that we deem appropriate.

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$(256,958)	$(1,454,627)	$(21,791)	$26,898	$(16,295)
Plus:
Interest expense	126,973	126,399	89,800	30,934	99
Net losses (gains) on commodity derivative contracts	53,149	(172,886)	(137,205)	16,938	742
Net settlements received (paid) on commodity derivative contracts	135,600	142,468	5,600	(5,787)	2,749
Depreciation, depletion, amortization and accretion	159,760	344,572	338,097	134,845	15,922
Impairment of oil and natural gas properties	169,046	1,365,000	213,821	—	—
Stock-based compensation expense	37,090	14,831	12,843	17,751	25,542
Acquisition and divestiture costs included in general and administrative	8,130	3,814	1,808	4,129	—
Write off of joint venture receivable, non-recurring	—	2,251	—	—	—
Income tax expense (benefit)	1,825	7,600	(11,429)	3,986	—
Less:
Gain on disposal of assets	(112,294)	—	—	—	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(14,812)	(3,086)	—	—	—
Premiums on commodity derivative contracts(1)	—	—	(718)	(2,838)	(3,059)
Interest income	(856)	(443)	(193)	(190)	(74)

Adjusted EBITDA	$306,653	$375,893	$490,633	$226,666	$25,626

(1)This amount has been reduced by premiums associated with derivatives that settled during the respective periods, which may include premiums accrued but not yet paid as of the end of the quarter based on timing of cash settlement payments with counterparties.

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net cash provided by operating activities	$181,251	$272,025	$415,335	$189,261	$29,072
Net change in operating assets and liabilities	5,190	(27,961)	(6,238)	12,334	(3,806)
Cash reimbursements received for operating leasehold improvements	—	(2,648)	—	—	—
Interest expense, net (1)	117,645	117,723	79,850	23,584	(74)
Settlements on commodity derivative contracts, non-cash	(11,093)	11,466	(122)	(2,642)	434
Loss on inventory market adjustment	(649)	—	—	—	—
Distributions from equity investments	(930)	—	—	—	—
Earnings from equity investments	3,466	—	—	—	—
Income tax expense	1,825	158	—	—	—
Write off of joint venture receivable, non-cash	—	2,251	—	—	—
Acquisition and divestiture costs included in general and administrative	8,130	3,814	1,808	4,129	—
Gain (loss) on investment in SPP	1,818	(935)	—	—	—
Adjusted EBITDA	$306,653	$375,893	$490,633	$226,666	$25,626

(1)This amount includes cash interest expense on our Senior Notes and credit agreements, net of interest income.

Adjusted Earnings (Loss)

We present adjusted earnings (loss) attributable to common stockholders (“Adjusted Earnings (Loss)”), in addition to our reported net income (loss) in accordance with U.S. GAAP. This information is provided because management views the exclusion of the items included in our definition of Adjusted Earnings (Loss) below as helpful for decision making by identifying operating trends that could otherwise be masked by these items and highlighting the impact that commodity price volatility has on our results. In addition, management believes the exclusion of the items included in our definition of Adjusted Earnings (Loss) below will help investors compare results between periods, identify operating trends and understand how the volatility of commodity prices impacts the Company’s results. We define Adjusted Earnings (Loss) as net income (loss):

Less:

•	Preferred stock dividends; and

•	Certain other items that we deem appropriate.

Plus:

•	Net losses (gains) on commodity derivative contracts;

•	Net settlements received (paid) on commodity derivative contracts;

•	Impairment of oil and natural gas properties;

•	Stock‑based compensation expense;

•	Acquisition and divestiture costs included in general and administrative;

•	Gain on disposal of assets;

•	Amortization of deferred gain on Western Catarina Midstream Divestiture;

•	Certain other items that we deem appropriate; and

•	Tax impact of adjustments to net income (loss).

The following table presents a reconciliation of our net income (loss) to Adjusted Earnings (Loss) (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Net income (loss)	$(256,958)	$(1,454,627)	$(21,791)	$26,898	$(16,295)
Less: Preferred stock dividends	(15,948)	(16,008)	(33,590)	(18,525)	(2,112)
Net income (loss) attributable to common shares and participating securities	(272,906)	(1,470,635)	(55,381)	8,373	(18,407)
Plus:
Non-cash preferred stock dividends associated with conversion	—	48	17,297	—	—
Non-cash write off of joint venture receivables	—	2,251	—	—	—
Net losses (gains) on commodity derivatives contracts	53,149	(172,886)	(137,205)	16,938	742
Net settlements received (paid) on commodity derivative contracts	135,600	142,468	5,600	(5,787)	2,749
Premiums on commodity derivative contracts (1)	—	—	(718)	(2,838)	(3,059)
Impairment of oil and natural gas properties	169,046	1,365,000	213,821	—	—
Stock-based compensation expense	37,090	14,831	12,843	17,751	25,542
Acquisition and divestiture costs included in general and administrative	8,130	3,814	1,808	4,129	—
Gain on disposal of assets	(112,294)	—	—	—	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(14,812)	(3,086)	—	—	—
Tax impact of adjustments to net income (loss) (2)	260	12,385	(33,081)	(3,898)	—
Adjusted Earnings (Loss)	3,263	(105,810)	24,984	34,668	7,567
Adjusted Earnings allocable to participating securities(3)	(321)	—	(1,157)	(1,513)	(221)
Adjusted Earnings (Loss) attributable to common stockholders	$2,942	$(105,810)	$23,827	$33,155	$7,346

Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic and diluted	58,900	57,229	52,338	36,379	33,000

(1)

This amount has been reduced by premiums associated with derivatives that settled during the respective periods, which may include premiums accrued but not yet paid as of the end of the quarter based on timing of cash settlement payments with counterparties.

(2)	The tax impact is computed by utilizing the Company’s effective tax rate on the adjustments to reconcile net income (loss) to Adjusted Earnings (loss).

(3)	The Company’s restricted shares of common stock are participating securities.

Adjusted Earnings (Loss) is not intended to represent cash flows for the period, nor is it presented as a substitute for net income (loss), operating income (loss), cash flows provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP.

Adjusted G&A and Adjusted G&A per Boe

We present Adjusted G&A expense in addition to our reported G&A expense in accordance with U.S. GAAP. Adjusted G&A is reported herein because this measure is commonly used by management, analysts and investors as an indicator of cost management and operating efficiency on a comparable basis from period to period. In addition, management believes Adjusted G&A per Boe is used by analysts and others in valuation, comparison and investment recommendations of companies in the oil and gas industry to allow for analysis of G&A spend without regard to stock-based compensation programs which can vary substantially from company to company. Adjusted G&A per Boe should not be considered as an alternative to, or more meaningful than, total G&A per Boe as determined in accordance with U.S. GAAP and may not be comparable to other similar titled measures of other companies. We define Adjusted G&A as G&A:

Less:

•	Stock-based compensation expense; and

•	Certain costs related to acquisitions and divestitures.

The following table presents a reconciliation of our G&A to Adjusted G&A (in thousands, except per Boe data):

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per Boe data)
General and administrative expense	$110,081	$74,160	$63,692	$47,951	$37,239
Stock-based compensation expense included in G&A	37,090	14,831	12,843	17,751	25,542
Acquisition and divestiture costs included in G&A	8,130	3,814	1,808	4,129	-
Adjusted G&A	$64,861	$55,515	$49,041	$26,071	$11,697

Average unit costs per Boe:
General and administrative expense	$5.64	$3.87	$5.72	$12.39	$79.43
Stock-based compensation expense included in G&A	$1.90	$0.77	$1.15	$4.58	$54.48
Acquisition and divestiture costs included in G&A	$0.42	$0.20	$0.16	$1.07	$-
Adjusted G&A per Boe	$3.32	$2.89	$4.40	$6.73	$24.95

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in “Item 8. Financial Statements and Supplementary Data,” our consolidated financial data set forth in “Item 6. Selected Financial Data” and the risk factors identified in “Item 1A. Risk Factors” of this Annual Report on Form 10‑K.

Our estimated proved reserve information as of December 31, 2016 contained in this Annual Report on Form 10-K is based on a report prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent reserve engineers. Estimated reserve information for the Comanche Assets contained in this Annual Report on Form 10-K is based on our internal evaluation and interpretation of reserve and other information provided to us in the course of our due diligence with respect to the Comanche Acquisition and has not been independently verified or estimated. Unless otherwise specified in this Annual Report on Form 10-K, the information in this Annual Report on Form 10-K does not give effect to the Comanche Acquisition.

Certain items in our discussion below are forward-looking statements. These forward looking statements involve risks and uncertainties. A number of factors could cause actual results to differ materially from those implied or expressed in such forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Sanchez Energy Corporation, a Delaware corporation formed in 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the TMS in Mississippi and Louisiana, which offers future upside opportunity. As of December 31, 2016, we have assembled approximately 278,000 net leasehold acres with an approximate 94% average working interest in the Eagle Ford Shale.

On January 12, 2017, the Company, through two of our subsidiaries, SN UnSub and SN Maverick, along with Blackstone signed the Comanche Purchase Agreement to acquire the Comanche Assets from Anadarko for $2,275 million in cash, subject to customary closing adjustments. The Comanche Assets are primarily located in the Western Eagle Ford Shale and are expected to significantly expand our asset base and production.  The Comanche Assets consist of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) Pearsall Shale acres, with an approximate 49% average working interest therein, contain, as of June 30, 2016, approximately 300 MMBoe of proved reserves (70% liquids, 75% proved developed), and had production of approximately 67,000 Boe/d (70% liquids) as of December 31, 2016. The estimated proved reserves attributable to the Comanche Assets are based on our internal evaluation and interpretation of reserve and other information provided to us in the course of our due diligence with respect to the Comanche Acquisition and have not been independently verified or estimated. The Comanche Purchase Agreement provides that SN UnSub will pay approximately 37% of the purchase price (including through a $100 million cash contribution from the Company) and SN Maverick will pay approximately 13% of the purchase price and SN UnSub and SN Maverick would acquire half of the 49% working interest in and to the Comanche Assets in the aggregate (and approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves, 20% and 30%, respectively, of the estimated total proved developed non-producing reserves, and 20% and 30%, respectively, of the total proved undeveloped reserves), and Blackstone will pay 50% of the purchase price and would acquire the remaining half of the 49% working interest in and to the Comanche Assets (approximately 50% of the estimated total proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves). We expect to close the Comanche Acquisition during the first quarter of 2017. The effective date of the transaction is July 1, 2016. A working interest owner (the “Tag Owner”) held a tag right, exercisable until February 12, 2017, to sell its interest in the Comanche Assets (which is approximately one-half Anadarko’s interest) on substantially the same terms and conditions as Anadarko. However, the Tag Owner elected to waive its tag right. The estimated proved reserves attributable to the Comanche Assets are as of June 30, 2016, are based on our internal evaluation and interpretation of reserve and other information provided to us in the course of our due diligence with respect to the Comanche Acquisition and have not been independently verified or estimated.

For the year 2017, we plan to invest substantially all of our 2017 capital budget in the Eagle Ford Shale. We continue to evaluate opportunities to increase both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities.

For further discussion of our business, including a description of various acquisitions completed during the periods presented in the consolidated financial statements, refer to “Item 1. Business—Overview.”

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Our Properties

We and our predecessor entities have a long history in the Eagle Ford Shale, where we have assembled approximately 278,000 net leasehold acres with an average working interest of approximately 94%. Using approximately 75 acre well-spacing for our Maverick area, approximately 120 acre well-spacing for our Javelina area, approximately 40 acre well‑spacing for our Palmetto area, approximately 60 acre well‑spacing for our Marquis area and approximately 75 acre well‑spacing for our Catarina area, and assuming 80% of the acreage is drillable for our Maverick, Javelina, Marquis and Catarina areas, and 90% of the acreage is drillable for our Palmetto area, we believe that there could be over 3,300 potential gross (3,050 net) locations for potential future drilling in the Eagle Ford Shale. Pro forma for the pending Comanche Acquisition, we will have assembled approximately 339,000 net leasehold acres with an approximate 61% average working interest as of December 31, 2016, and will have over 7,300 potential gross (4,050 net) Eagle Ford locations for potential drilling. Our average well-spacing for the Comanche area is planned to be 600 foot apparent spacing (in zone), with plans for multi-bench development of two to four Eagle Ford targets across our acreage position.

The TMS development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential and may offer upside opportunity as changes in technology, commodity prices, and service prices occur. The average remaining lease term on the acreage is over 2 years, giving us ample time to allow other industry participants to further de‑risk the play. Using approximately 250 acre well‑spacing for our TMS area and assuming 80% of the acreage is drillable, we believe that there are up to 200 gross (150 net) locations for potential future drilling.

In total, pro forma for the pending Comanche Acquisition, we believe that there are over 7,500 potential gross (4,200 net) Eagle Ford and TMS locations for future drilling. Consistent with other operators in this area, we perform multi‑stage hydraulic fracturing up to 30 stages on each well depending upon the length of the lateral section. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

For further discussion of our properties, including a description of recent well results in our core operating areas, refer to “Item 1. Business—Core Properties.”

Recent Developments

Comanche Acquisition

As noted above in “Item 7. Management’s Discussion and Analysis—Business Overview”, the Company, through two of our subsidiaries, SN UnSub and SN Maverick, along with Blackstone, signed the Comanche Purchase Agreement to acquire the Comanche Assets from Anadarko for $2,275 million in cash, subject to customary closing adjustments. The Comanche Assets are primarily located in the Western Eagle Ford Shale and are projected to more than double our gross drilling inventory as of December 31, 2016, add 132 gross drilled but uncompleted wells and provide a path for strong growth within projected cash flow. With the Comanche Assets strategically located adjacent to our existing Catarina assets, we anticipate substantial operating synergies and other benefits arising from the scale and concentration of our expanded Eagle Ford position. Our continued focus on the Western Eagle Ford, expertise at multi-bench development and efficient cost structure provide us with opportunities to create significant value from the Comanche Assets. With the potential to duplicate the cost structure of our Catarina and Maverick operations throughout the Comanche Assets, we expect to further improve operating efficiencies while enhancing our capability to achieve sustainability of well cost reductions over time.

In connection with the pending Comanche Acquisition, on January 12, 2017, SN UnSub, JPMorgan Chase Bank, N.A., Citibank, N.A., and certain of their affiliates entered into a debt financing commitment letter for the SN UnSub Credit Facility.

Interim Investors Agreement

In connection with the execution of the Comanche Purchase Agreement, on January 12, 2017, we and Blackstone entered into an Interim Investors Agreement to govern the relationship between us and Blackstone pending the closing of the transactions contemplated by the Comanche Purchase Agreement and provide for certain agreements to be entered into among us and Blackstone and their affiliates in connection with the closing of the Comanche Acquisition.

Securities Purchase Agreement

As part of the financing for the acquisition of the Comanche Assets, on January 12, 2017, we and GSO entered into a Securities Purchase Agreement (the “SPA”). The SPA provides that, at the closing of the transactions contemplated by the Comanche Purchase Agreement and subject to the other terms and conditions provided therein, (i) SN EF UnSub Holdings, LLC, the limited partner of SN UnSub, will purchase 100,000 common units of SN UnSub for $100 million and GSO will purchase at least 500,000 preferred units of SN UnSub for $500 million plus, at GSO’s sole election, additional preferred units if SN UnSub intends to incur senior debt other than pursuant to the SN UnSub Credit Facility, if there is an unsuccessful syndication of the SN UnSub Credit Facility, or the availability under the SN UnSub Credit Facility as of the closing will be less than $65 million (the “Debt Replacement Units”), and (ii) GSO will purchase one common unit in SN UnSub's general partner for nominal consideration. In addition, GSO has committed, pursuant to the terms and conditions of the SPA, to purchase additional preferred units (and, at its sole option, additional Debt Replacement Units).

2017 Capital Program

Our 2017 capital budget is focused on the development of our approximately 339,000 net acres in the Eagle Ford Shale, inclusive of net acreage attributable to the pending Comanche Acquisition. In 2017, we plan to invest $395 million to $440 million, or 100%, of our drilling and completion budget to complete 144 net Eagle Ford Shale wells.  We also plan to invest $30 million to $35 million for facilities, leasing and seismic activities. This 2017 capital budget of $425 million to $475 million represents an increase of approximately 64% over our budgeted 2016 capital investment of $250 million to $300 million. The increase in our 2017 capital budget is attributable to the planned development of new locations expected to be added through the Comanche Acquisition. Capital allocation to the Catarina, Maverick and Palmetto assets remains unchanged as a result of the Comanche Acquisition, and is generally in line with 2016 activity levels.

The following table presents summary data for each of our project areas as of December 31, 2016, pro forma for the Comanche Acquisition as well as our drilling and completion budget for 2017 fiscal year:

						2017 Capital Expenditure Budget
		Average		Identified Drilling Locations (2)		Net		Drilling & Completion ("D&C")	% of	% of
	Net Acreage	Working Interest (1)	Operator	Gross	Net	Wells Spud	Net Wells Completed	Capital (in millions)	Operating Capital	D&C Capital
Catarina	106,051	100%	Sanchez Energy	1,400	1,400	49	53	$160 - $170	35%	37%
Comanche	61,262	23%	Sanchez Energy	4,000	1,000	30	53	$130 - $150	32%	35%
Maverick	102,626	96%	Sanchez Energy	1,100	1,000	35	35	$100 - $110	24%	26%
Javelina	39,506	100%	Sanchez Energy	300	300	-	-	$0	0%	0%
Palmetto	8,097	49%	Marathon	300	150	2	3	$5 - $10	2%	2%
Marquis	21,477	100%	Sanchez Energy	200	200	-	-	$0	0%	0%
Total Eagle Ford	339,019	61%		7,300	4,050	116	144	$395 - $440	93%	100%
TMS	45,639	71%	Sanchez Oil and Gas	200	150	-	-	$0	0%	0%
Other	727	25%	Sanchez Energy	-	-	-	-	$0	0%	0%
Total	385,385	62%		7,500	4,200	116	144	$395 - $440	93%	100%
Facilities, Leasing and Seismic								$30 - $35	7%
Total Capital Budget								$425 - $475	100%

(1)Average working interests reflect the Company’s average working interests in the leases it holds.

(2)Using approximately 75 acre well‑spacing for our Maverick area, approximately 120 acre well-spacing for our Javelina area, approximately 40 acre well-spacing for our Palmetto area, approximately 60 acre well‑spacing for our Marquis area and approximately 75 acre well‑spacing for our Catarina and assuming 80% of the acreage is drillable for our Maverick, Javelina, Marquis and Catarina areas, and 90% of the acreage is drillable for our Palmetto area, we believe that there could be over 3,300 potential gross (3,050 net) locations for potential future drilling in the Eagle Ford Shale. Following the completion of the pending Comanche Acquisition, we believe that we will have over 7,300 gross (4,050 net) locations for potential future drilling in the Eagle Ford Shale. Our average well-spacing for the Comanche area is planned to be 600 foot apparent spacing (in zone), with plans for multi-bench development of two to four Eagle Ford targets across our acreage position, providing approximately 4,000 potential gross (1,000 net) locations. Using approximately 250 acre well‑spacing for our TMS area and assuming 80% of the acreage is drillable, we believe that there are up to 200 gross (150 net) locations for potential future drilling. In total, pro forma for the pending Comanche Acquisition, we believe that there are over 7,500 potential gross (4,200 net) Eagle Ford and TMS locations for future drilling.

In our Comanche area, pro forma for the pending Comanche Acquisition, we have approximately 61,000 net acres in Dimmit, Webb, La Salle and Maverick Counties, Texas with a 24% working interest. We anticipate drilling, completion and facilities costs on our acreage to average approximately $3.2 million per well based on our current estimates. Current EUR per well in Comanche is expected to range between 600 MBoe and 700 MBoe. We have identified between 4,000 and 1,000 gross and net Eagle Ford locations for potential future drilling on our Comanche acreage. For the year 2017, we plan to spend between $130 million to $150 million to complete 53 net wells, 32 of which were drilled by the previous operator.

Common Equity Offering

On February 6, 2017, the Company completed an underwritten public offering of 10,000,000 shares of the Company's common stock at a price of $12.50 per share ($11.7902 per share, net of underwriting discounts). The Company granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s common stock on the same terms, which was exercised in full on February 1, 2017. The Company received net proceeds of approximately $135.9 million (after deducting underwriting discounts) from the sale of the shares of common stock. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital.

Outlook

Although capital markets have shown signs of improvement recently, our operating environment continues to be influenced by commodity price volatility. As a result, we face persistent uncertainty with respect to the future of our industry, which may continue into future years. In this environment, the Company plans to carefully manage its capital spending and operating activities in order to preserve liquidity. The Company maintains significant operational and financial flexibility to respond to changes in market and operating conditions, and our capital budget remains at all times subject to adjustment.

We expect to use a portion of our cash on hand, internally generated cash flows from operations, and funds raised through the strategic sale of certain non-core assets, to fund our 2017 capital expenditures, and currently project no borrowings under the Second Amended and Restated Credit Agreement for purposes of our development activity at our planned level of capital spending. We will continuously evaluate our capital spending and operating activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program as warranted, subject to our obligations under the JDA following the expected closing of the Comanche Acquisition. In addition, we will continuously review acquisition and divestiture opportunities involving third parties, SPP and/or other members of the Sanchez Group.

The average oil price (WTI Cushing) used in the SEC pricing methodology for calculating the PV-10 and Standardized Measures and for performing impairment tests under the full cost method, calculated as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period ended December 31, 2016 was $42.75 per barrel and the average natural gas price, at Henry Hub, and calculated in the same manner, was $2.49 per MMBtu. At these price levels, SEC prices for oil and natural gas have decreased approximately 15% and 4%, respectively, since December 31, 2015, but have increased approximately 3% and 9%, respectively, since September 30, 2016.

As a result of less favorable commodity prices adversely impacting our proved reserve values, and the impact of commodity price volatility on our future drilling opportunities, we recorded a full cost ceiling test impairment after income taxes of $169.0 million for the year ended December 31, 2016. While there is a possibility that the Company will incur additional impairments to our full cost pool in 2017, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the first quarter of 2017.

Results of Operations

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

				Increase (Decrease)
	Year Ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$	%	$	%
Net Production:
Oil (MBbl)	6,370	7,165	6,080	(795)	(11)%	1,085	18%
Natural gas liquids (MBbl)	5,960	5,754	2,590	206	4%	3,164	122%
Natural gas (MMcf)	43,189	37,594	14,828	5,595	15%	22,767	154%
Total oil equivalent (MBoe)	19,529	19,184	11,141	345	2%	8,043	72%

Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$37.95	$42.98	$88.64	$(5.03)	(12)%	$(45.66)	(52)%
Natural gas liquids ($ per Bbl)	13.72	11.99	25.86	1.73	14%	(13.87)	(54)%
Natural gas ($ per Mcf)	2.50	2.63	4.06	(0.13)	(5)%	(1.43)	(35)%
Oil equivalent ($ per Boe)	$22.09	$24.80	$59.79	$(2.71)	(11)%	$(34.99)	(59)%

Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$55.37	$60.28	$89.26	$(4.91)	(8)%	$(28.98)	(32)%
Natural gas liquids ($ per Bbl)	13.72	11.99	25.86	1.73	14%	(13.87)	(54)%
Natural gas ($ per Mcf)	3.07	3.12	4.13	(0.05)	(2)%	(1.01)	(24)%
Oil equivalent ($ per Boe)	$29.03	$32.23	$60.22	$(3.20)	(10)%	$(27.99)	(46)%

REVENUES(1):
Oil sales	$241,766	$307,971	$538,887	$(66,205)	(21)%	$(230,916)	(43)%
Natural gas liquids sales	81,744	69,011	66,989	12,733	18%	2,022	3%
Natural gas sales	107,816	98,797	60,188	9,019	9%	38,609	64%
Total revenues	$431,326	$475,779	$666,064	$(44,453)	(9)%	$(190,285)	(29)%

(1)	Excludes the realized impact of derivative instruments.

(2)	Includes the realized impact of derivative instruments.

Net Production.  Production increased from 19,184.4 MBoe in 2015 to 19,528.7 MBoe in 2016 due to our drilling program in 2016. The number of gross wells producing at year end and the production for the periods were as follows:

	Year Ended December 31,
	2016		2015		2014
	# Wells	MBoe	# Wells	MBoe	# Wells	MBoe
Catarina	333	15,847	287	13,905	193	3,967
Maverick	36	888	24	409	18	182
Cotulla	49	1,279	121	2,108	111	2,865
Palmetto	76	511	72	874	64	1,771
Marquis	103	958	103	1,816	90	2,324
TMS	14	46	14	73	9	32
Total	611	19,529	621	19,184	485	11,141

In 2016, 33% of our production was oil, 30% was NGLs and 37% was natural gas compared to 2015 production that was 37% oil, 30% NGLs and 33% natural gas. In 2014, 55% of our production was oil, 23% NGLs and 22% natural gas. The change in production mix during the year ended December 31, 2016 was due to the increase in production from the producing properties in Catarina that have a higher proportion of NGL and natural gas production as compared to oil production from this area. Throughout the year ended December 2016, production from Catarina continued to increase in proportion to the total production, and as such, a higher proportion of NGL and natural gas was produced as compared to oil.

Revenues.  Oil, NGL and natural gas sales revenues totaled approximately $431.3 million, $475.8 million, and $666.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Oil revenue for the year ended December 31, 2016 decreased $66.2 million, while revenues from NGL and natural gas sales revenue for the year ended December 31, 2016 increased $12.8 million and $9.0 million, respectively, as compared to the year ended December 31, 2015.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our revenues from the year ended December 31, 2015 to the year ended December 31, 2016 (in thousands, except average sales price):

	2016	2015	Production	2015	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	6,370	7,165	(795)	$42.98	$(34,140)
Natural gas liquids (MBbl)	5,960	5,754	206	$11.99	$2,470
Natural gas (MMcf)	43,189	37,594	5,595	$2.63	$14,704
Total oil equivalent (MBoe)	19,529	19,184	345	$24.80	$(16,966)

	2016	2015		2016	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$37.95	$42.98	$(5.03)	6,370	$(32,065)
Natural gas liquids (MBbl)	$13.72	$11.99	$1.73	5,960	$10,263
Natural gas (MMcf)	$2.50	$2.63	$(0.13)	43,189	$(5,685)
Total oil equivalent (MBoe)	$22.09	$24.80	$(2.71)	19,529	$(27,487)

Additionally, a 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2016 by $43.1 million.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our revenues from the year ended December 31, 2014 to the year ended December 31, 2015 (in thousands, except average sales price):

	2015	2014	Production	2014	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	7,165	6,080	1,085	$88.64	$96,176
Natural gas liquids (MBbl)	5,754	2,590	3,164	$25.86	$81,834
Natural gas (MMcf)	37,594	14,828	22,766	$4.06	$92,412
Total oil equivalent (MBoe)	19,184	11,141	8,043	$59.79	$270,422

	2015	2014		2015	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$42.98	$88.64	$(45.66)	7,165	$(327,092)
Natural gas liquids (MBbl)	$11.99	$25.86	$(13.87)	5,754	$(79,812)
Natural gas (MMcf)	$2.63	$4.06	$(1.43)	37,594	$(53,803)
Total oil equivalent (MBoe)	$24.80	$59.79	$(34.99)	19,184	$(460,707)

Additionally, a 10% increase or decrease in our average realized sales prices, excluding the impact of derivatives, would have increased or decreased our revenues for the year ended December 31, 2015 by $47.6 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands except percentages):

				Increase (Decrease)

	Year Ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$	%	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$164,567	$156,528	$93,581	$8,039	5%	$62,947	67%
Production and ad valorem taxes	19,633	26,870	37,787	(7,237)	(27)%	(10,917)	(29)%
Depreciation, depletion, amortization and accretion	159,760	344,572	338,097	(184,812)	(54)%	6,475	2%
Impairment of oil and natural gas properties	169,046	1,365,000	213,821	(1,195,954)	(88)%	1,151,179	*
General and administrative (1)	110,081	74,160	63,692	35,921	48%	10,468	16%
Total operating costs and expenses	623,087	1,967,130	746,978	(1,344,043)	(68)%	1,220,152	163%

Interest income and other income (expense)	990	(2,163)	289	3,153	*	(2,452)	*
Interest expense	(126,973)	(126,399)	(89,800)	574	(0)%	36,599	(41)%
Net gains (losses) on commodity derivatives	(53,149)	172,886	137,205	(226,035)	(131)%	35,681	26%
Income tax benefit (expense)	(1,825)	(7,600)	11,429	5,775	(76)%	(19,029)	* %

*Not meaningful.

(1)

Includes stock-based compensation expense of $37.1 million, $14.8 million and $12.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes acquisition and divestiture costs of $8.1 million, $3.8 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 5% to $164.6 million for the year ended December 31, 2016, as compared to $156.5 million for the same period in 2015 and $93.6 million for the same period in 2014. The increase in oil and natural gas production expenses from 2014 to 2016 is directly attributable to our increased production activities in the Eagle Ford Shale, as a result of increased drilling in our Catarina acreage, acquired in 2014. In addition, there was an increase in gathering and transportation costs primarily related to the Gathering Agreement with SPP that began in October 2015. Our average production expenses increased from $8.16 per Boe during the year ended December 31, 2015 to $8.43 per Boe for the year ended December 31, 2016. This increase was due primarily to the increase in gathering and transportation costs, which had an increased from $3.93 per Boe for the year ended December 31, 2015 to $6.29 per Boe for the year ended December 31, 2016. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties, and do not expect significant increases in our average production expenses per Boe.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Ad valorem taxes are paid based upon the appraised fair market value of producing properties using an estimated discounted cash flow approach by a fixed rate established by state or local taxing authorities. Our production and ad valorem taxes totaled $19.6 million, $26.9 million and $37.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax decrease from 2015 to 2016 is attributable to the decrease in revenues of 9% between the periods and the decrease in appraised property values from the sustained decline in commodity prices and decrease in drilling activity during the current period. This tax decrease from 2014 to 2015 was attributable to the decrease in revenues of 29% between the periods and the decrease in appraised property values due to the decline in commodity prices between the periods. Our average production and ad valorem taxes decreased from $1.40 per Boe during the year ended December 31, 2015 to $1.01 per Boe for the year ended December 31, 2016. This decrease in rate is attributable to the decrease in expense by 27% from 2015 to 2016 coupled with the increase in production volumes by 2% from 2015 to 2016. In addition, the majority of our horizontal wells are characterized as tight gas wells, which apply a reduced production tax rate after certification from the state regulatory body. Until the Company receives the proper certification, the normal production tax rates are applied to the wells, and once the certification is approved, the reduced rates are applied and tax credits are received from the state. The timing of receipt of the certifications and tax credits vary from well to well.

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

Our DD&A expense for the year ended December 31, 2016 decreased to $159.8 million ($8.18 per Boe) from $344.6 million ($17.96 per Boe) in 2015 and $338.1 million in 2014 ($30.35 per Boe). The majority of the decrease in DD&A is related to a decrease in the depletion rate, resulting primarily from a decrease in the full-cost pool proved property amortization base as result of approximately $1,748 million of full-cost ceiling impairments recorded over the periods from the fourth quarter 2014 to the third quarter 2016. We did not record a full-cost ceiling impairment during the fourth quarter 2015 or fourth quarter 2016. This was slightly offset by an increase in production between the periods. Higher production in 2016 as compared to 2015 resulted in a $6.2 million increase in depletion expense and the change in depletion rate resulted in an offsetting $191.0 million decrease in depletion expense. Higher production in 2015 as compared to 2014 resulted in a $244.1 million increase in depletion expense and the change in depletion rate resulted in an offsetting $237.6 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We recorded a full cost ceiling test impairment after income taxes of $22.1 million, $87.4 million, and $59.6 million for the three months ended March 31, 2016, June 30, 2016, and September 30, 2016, respectively, and did not record a full cost ceiling impairment during the fourth quarter 2016. We recorded a full cost ceiling test impairment after income taxes of $441.5 million, $468.9 million, and $454.6 million for the three months ended March 31, 2015, June 30, 2015, and September 30, 2015, respectively, and did not record a full-cost ceiling impairment during the fourth quarter 2015. We recorded a full cost ceiling test impairment before income taxes of $213.8 million for the year ended December 31, 2014. The impact of less favorable commodity prices adversely affecting estimated proved reserve volumes and future estimated revenues was the main contributor to the ceiling impairments. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the first quarter of 2017.

If the simple average of oil and natural gas prices as of the first day of each month for the trailing 12‑month period ended December 31, 2016 had been $2.78 per MMbtu for natural gas, $47.62 per Bbl of oil, and $24.70 per Bbl of NGL, while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have increased by approximately $389.2 million and our net PUD and total proved reserves would have increased by approximately 4.8 MMBoe and 11.8 MMBoe, respectively. The aforementioned prices were calculated based on a 12‑month simple average, which includes the oil and natural gas prices on the first day of the month for the 11 months ended February 2017 and the February 2017 prices were held constant for the remaining one month. This calculation of the impact of volatile commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil, natural gas, and NGL prices. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors noted above could have a significant impact on future reserves and the present value of future cash flows. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and Administrative Expenses.  Our G&A expenses, totaled $110.1 million for the year ended December 31, 2016 compared to $74.2 million and $63.7 million for the same periods in 2015 and 2014, respectively. This increase was due primarily to additional costs for added personnel at SOG performing services for the Company and for consulting services and increased fees for legal services during 2016. Our G&A expenses per Boe increased from $3.87 per Boe for the year ended December 31, 2015 to $5.64 per Boe for the year ended December 31, 2016. Our G&A expenses totaled $74.2 million ($3.87 per Boe) for the year ended December 31, 2015 compared to $63.7 million ($5.72 per Boe) for the same period in 2014. This increase was due primarily to additional costs for added personnel at SOG performing services for the Company and for consulting services and increased fees for legal services during 2015.

We recorded stock‑based compensation expense of $37.1 million for the year ended December 31, 2016 as compared to expense of $14.8 million for the year ended December 31, 2015. The increase was due primarily to the increase in awards made during the year and the associated amortization recognized in addition to the increase in the stock price from period to period. We recorded stock‑based compensation expense of $14.8 million and $12.8 million for the year ended December 31, 2015, and 2014, respectively. The increase from 2014 to 2015 was due primarily to the increase in awards made during the year and the associated amortization recognized offset by a decrease in the Company’s stock price from period to period. The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

We recorded costs associated with the Carnero Gathering Sale, Carnero Processing Sale, Production Asset Transaction, Cotulla Sale, and the pending Comanche Acquisition that are included in G&A of $8.1 million for the year ended December 31, 2016.  We recorded costs associated with the Palmetto Disposition and the Western Catarina Midstream Divestiture that are included in G&A of $3.8 million for the year ended December 31, 2015. We recorded costs associated with the Catarina Acquisition of $1.8 million for the year ended December 31, 2014.

Adjusted G&A, excluding stock‑based compensation expense and acquisition and divestiture costs included in G&A, totaled $64.9 million ($3.32 per Boe), $55.5 million ($2.89 per Boe), and $49.0 million ($4.40 per Boe) for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Expense.  For the year ended December 31, 2016, interest expense totaled $127.0 million and included $7.8 million in amortization of debt issuance costs. This is compared to the year ended December 31, 2015, for which interest expense totaled $126.4 million and included $7.5 million in amortization of debt issuance costs. The interest expense incurred during the year ended December 31, 2016 is primarily related to the 7.75% Notes (as defined in “Item 8. Financial Statements and Supplementary Data — Note 5, Long‑Term Debt”) and 6.125% Notes (as defined in “Item 8. Financial Statements and Supplementary Data — Note 5, Long‑Term Debt”).

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

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expenses. During the year ended December 31, 2016, we recognized a net loss of $53.1 million on our commodity derivative contracts, which included net gains of $135.6 million associated with the settlements of commodity derivative contracts, offset by mark to market losses of $188.7 million on unsettled commodity derivative contracts. The mark to market losses were a result of the increase in estimated future commodity prices as compared to the derivative settlement prices. The settlement gains realized during the period were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period. During the year ended December 31, 2015, we recognized a net gain of $172.9 million on our commodity derivative contracts, which included net gains of $142.5 million associated with the settlements of commodity derivative contracts. During the year ended December 31, 2014, we recognized a net gain of $137.2 million on our commodity derivative contracts, which included net gains of $4.9 million associated with the settlements of commodity derivative contracts.

Income tax expense.  For the year ended December 31, 2016, the Company recorded income tax expense of $1.8 million. Our effective tax rate for the year ended December 31, 2016 was (0.7)% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to the valuation allowance of approximately $86.6 million recorded during the period. For the year ended December 31, 2015, the Company recorded income tax expense of $7.6 million. Our effective tax rate for the year ended December 31, 2015 was (0.5)% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to the valuation allowance of approximately $515 million recorded during the period. We expect our effective tax rate going forward to be approximately 0% as we have recorded a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2016, we had approximately $502 million in cash and cash equivalents and a $300 million in borrowing capacity at the aggregate elected commitment amount under the Second Amended and Restated Credit Agreement with a syndicate of 16 participating banks, resulting in availability liquidity of approximately $802 million.

The Company recently announced a new 2017 capital spending plan of approximately $425 million to $475 million. The new spending plan was approved in conjunction with the anticipated close of the Comanche Acquisition in March 2017 along with expected improvements in commodity prices during 2017. We may from time to time seek to retire or purchase our outstanding debt as well as our outstanding equity securities, both common stock and preferred stock, through cash purchases and/or exchanges for equity securities and/or debt securities, as applicable, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to “Item 8. Financial Statements and Supplementary Data — Note 5, Long‑Term Debt.”

On February 6, 2017, we closed a firm commitment underwritten public offering of shares of our common stock and received net proceeds of approximately $135.9 million (after deducting underwriting discounts). We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Under the terms of SN UnSub’s preferred unit financing with GSO, if consummated the preferred units held by GSO in SN UnSub will receive a quarterly dividend of 10.0% per annum on the preferred units, payable in cash or in kind at SN UnSub’s election, provided that to the extent permitted under SN UnSub’s debt arrangements, SN UnSub will be required to pay the quarterly dividend in cash. After the first anniversary of the closing of the Anadarko transactions, to the extent permitted under SN UnSub’s debt arrangements, SN UnSub may apply all available cash to make additional payments towards the Base Return (as defined below) or redeem the preferred units. SN UnSub may not make cash distributions on the SN UnSub common units held by us until the preferred units are redeemed in full, and the preferred units would have priority over the common units, to the extent of the Base Return, upon a liquidation, a change of control or any redemption of the preferred units.

GSO will have the option to request SN UnSub to redeem the preferred units for the greater of (i) a 14.0% internal rate of return and (ii) a 1.50x return on investment (the “Base Return”) following the seventh anniversary of issuance.  If the preferred units are not so redeemed, GSO may cause a sale of the assets or equity of SN UnSub, or obtain majority control of SN UnSub’s board of directors.

SN UnSub may at any time redeem the preferred units in whole or in part for cash for the Base Return.

GSO’s approval is required for a number of actions by UnSub (unless the preferred units are redeemed at or prior to such actions), including:

•incurring additional debt or providing guarantees in respect of obligations of other persons;

•amending material debt instruments or the JDA;

•effecting a change of control, liquidation or dissolution;

•selling or acquiring assets or modifying hedging arrangements;

•issuing any additional capital stock;

•filing for bankruptcy; and

•incurring general and administrative costs in excess of $5 million.

In connection with the Comanche Acquisition, on January 12, 2017, SN UnSub, JPMorgan Chase Bank, N.A., Citibank, N.A., and certain of their affiliates entered into a debt commitment letter with respect to the SN UnSub Credit

Facility. The new facility is expected to be on substantially the same terms as our existing facility, conformed to current market conditions and non-recourse to our other assets.

Cash Flows

Our cash flows for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,

	2016	2015	2014
Cash Flow Data:
Net cash provided by operating activities	$181,251	$272,025	$415,335
Net cash used in investing activities	$(108,637)	$(294,331)	$(1,361,264)
Net cash provided by (used in) financing activities	$(5,745)	$(16,360)	$1,266,112

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $181.3 million for the year ended December 31, 2016 compared to $272.0 million and $415.3 million for the same periods in 2015 and 2014, respectively. This decrease was related to the unfavorable impact of lower average commodity prices between the periods, partially offset by higher sales volumes.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $108.6 million for the year ended December 31, 2016 compared to $294.3 million and $1.4 billion for the same periods in 2015 and 2014, respectively. Capital expenditures for leasehold and drilling activities for the year ended December 31, 2016 totaled $313.3 million, primarily associated with bringing online 48 gross wells and expanding our acreage and asset development position in the Eagle Ford Shale through leasing. We spent approximately $36.5 million towards equity method investments prior to selling these investments in the Carnero Gathering Sale and Carnero Processing Sale (further discussed in Note 16, “Investments”) for a combined cash inflow of approximately $92.5 million. In addition, we received cash of approximately $153.5 million for the Cotulla Sale, purchased common units of SPP for $25 million, and invested approximately $5.4 million in other assets.

For the year ended December 31, 2015, we incurred capital expenditures for leasehold and drilling activities of $656.1 million, primarily associated with bringing online 136 gross wells. We received total cash of approximately $427.6 million for the Palmetto Disposition and the Western Catarina Midstream Divestiture, while spending approximately $50.0 million towards equity method investments (further discussed in Note 16, “Investments”) and $8.0 million for the Buyout Agreement (defined in Note 9, “Related Party Transactions” below). In addition, we invested $8.1 million in other assets.

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

Net Cash Provided by (Used in) Financing Activities.  Net cash flows used in financing activities totaled $5.7 million for the year ended December 31, 2016 compared to $16.4 million net cash flows used in financing activities and $1.3 billion in cash provided by financing activities for the same period in 2015 and 2014, respectively.

During the year ended December 31, 2016, we made payments of $4.0 million for dividends on our Series A Preferred Stock and Series B Preferred Stock, and payments of approximately $1.7 million for deferred financing costs associated with the Sixth Amendment to the Second Amended and Restated Credit Agreement.

During the year ended December 31, 2015, we made payments of $16.0 million for dividends on our Series A Convertible Perpetual Preferred Stock and Series B Convertible Perpetual Preferred Stock.

During the year ended December 31, 2014, we received net proceeds from the issuance of common stock of $167.5 million, after deducting offering costs payable by us of $8.7 million. We also made payments of $16.3 million for dividends on our Series A Preferred Stock and Series B Preferred Stock. We received net proceeds of approximately $1.12 billion from the issuance of our 6.125% Notes, consisting of a face value of $1.15 billion, including the Additional 6.125% Notes which were issued at a premium to face value of $2.3 million, less debt issuance costs of $27.4 million. Other debt issuance costs for the year ended December 31, 2016 totaled $10.0 million. On May 12, 2014, the Company borrowed $100 million under the Amended and Restated Credit Agreement. The Company used proceeds from the issuance of the Original 6.125% Notes to repay the $100 million outstanding under the Amended and Restated Credit Agreement, in addition to funding a portion of the purchase price of the Catarina Acquisition.

Commitments and Contractual Obligations

Refer to “Item 8. Financial Statements and Supplementary Data — Note 14, Commitments and Contingencies” for a description of lawsuits pending against the Company.

During the year ended December 31, 2015, the Company entered into the Gathering Agreement with SPP as part of the Western Catarina Midstream Divestiture (defined below in “Item 8. Financial Statements and Supplementary Data — Note 3, Acquisitions and Divestitures”) that provides a firm commitment of oil and natural gas volumes at a fixed gathering fee. The Gathering Agreement represents an operating lease of the Catarina midstream assets. The firm commitment term under the Gathering Agreement commenced on October 14, 2015 and continues until October 13, 2020. As of December 31, 2016, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, asset retirement obligations, rent expense for our corporate offices, lease of the Catarina midstream assets and other long term lease payments. The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Less than 1			More than
	year	1 - 3 years	3 - 5 years	5 years	Total
Senior Notes	$—	$—	$600,000	$1,150,000	$1,750,000
Interest expense (1)	116,938	233,875	210,625	105,655	667,093
Asset retirement obligations (2)	—	—	—	25,087	25,087
Office rent (3)	5,213	10,680	11,038	18,741	45,672
Midstream assets lease (4)	41,928	83,857	32,854	—	158,639
Other leases (5)	1,791	3,583	3,584	3,131	12,089
Total	$165,870	$331,995	$858,101	$1,302,614	$2,658,580

(1)	Represents estimated interest payments that will be due under the $600 million 7.75% Notes and $1,150 million 6.125% Notes that will mature on June 15, 2021 and January 15, 2023, respectively.

(2)

Amounts represent the present value of our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See “Item 8. Financial Statements and Supplementary Data — Note 12, Asset Retirement Obligations.”

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

Off‑Balance Sheet Arrangements

As of December 31, 2016, we did not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data — Note 2, Basis of Presentation and Summary of Significant Accounting Policies.” When we prepare our financial statements, we review our estimates, including those related to oil, NGL and natural gas revenues, oil and natural gas properties, oil, NGL and natural gas reserves, fair value of derivative instruments, abandonment liabilities, income taxes, commitments and contingencies, depreciation, depletion and amortization, and full cost ceiling calculation. Our estimates are based on historical experience and various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12‑month average prices, calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the year ended December 31, 2016, the Company recorded a full cost ceiling test impairment after income taxes of $169.0 million. During the year ended December 31, 2015, the Company recorded a full cost ceiling test impairment after income taxes of $1,365 million. During the year ended December 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $213.8 million.

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

In arriving at depletion rates under the units‑of‑production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third party geologists and engineers, which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion and impairment expense. At December 31, 2016, a 10% positive revision to proved reserves would decrease the depletion rate by approximately $0.67 per Boe and a 10% negative revision to proved reserves would increase the depletion rate by approximately $0.81 per Boe. Further, a 10% increase or decrease in estimated future development costs would increase or decrease the depletion rate by approximately $0.32 per Boe at December 31, 2016.

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

Oil and Natural Gas Reserves

The Company’s most significant estimates relate to its proved oil, NGL and natural gas reserves. The estimates of oil, NGL and natural gas reserves as of December 31, 2016, 2015 and 2014 are based on reports prepared by a third party engineering firm, Ryder Scott.

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

Reserves and their relation to estimated future net cash flows impact the depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The reserve estimates and the projected cash flows derived from these reserve estimates are prepared in accordance with SEC guidelines. The independent engineering firm noted above adheres to these guidelines when preparing their reserve reports. The accuracy of the reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. Additionally, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2016 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $216.7 million, from approximately $513.4 million to approximately $296.7 million.

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

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company’s financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2016, 2015 or 2014.

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

For the restricted stock awards and phantom stock awards granted to non‑employees, stock‑based compensation expense is based on fair value re‑measured at each reporting period and recognized over the vesting period using the straight‑line method. Compensation expense for these awards will be revalued at each period end until vested.

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

To reduce the impact of fluctuations in oil and natural gas prices on the Company’s revenues, or to protect the economics of property acquisitions, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or, through options, modify the future prices to be realized. These transactions may include price swaps whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty. Additionally, the Company may enter into collars, whereby it receives the excess, if any, of the fixed floor over the floating rate or pays the excess, if any, of the floating rate over the fixed ceiling price. In addition, the Company enters into option transactions, such as puts or put spreads, as a way to manage its exposure to fluctuating prices. These hedging activities are intended to support oil and natural gas prices at targeted levels and to manage exposure to oil and natural gas price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes. Please refer to “Item 8. Financial Statements and Supplementary Data — Note 10, Derivative Instruments” for a description of all of our derivatives covering anticipated future production as of December 31, 2016. In connection with the pending Comanche Acquisition, we expect to hedge a portion of projected future production attributable to the pending Comanche Acquisition, using hedge transactions that are consistent with the Company’s current hedging strategy.

At December 31, 2016, the fair value of our commodity derivative contracts was a net liability of approximately $37.1 million (inclusive of approximately $2.1 million liability for premiums incurred but not paid). We have commodity derivative contracts in place covering approximately 35% of the mid‑point of our total estimated oil production and approximately 99% of the mid-point of our total estimated natural gas production for 2017. A 10% increase in the oil and natural gas index prices above the December 31, 2016 prices would result in a decrease in the fair value of our commodity derivative contracts of $110.8 million; conversely, a 10% decrease in the oil and natural gas index prices would result in an increase of $108.5 million.

Interest Rate Risk

As of December 31, 2016, no amounts were outstanding under our Second Amended and Restated Credit Agreement. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of December 31, 2016. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of December 31, 2016. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is included in this report as set forth in the “Index to Consolidated Financial Statements” beginning on page F‑1 of this Annual Report on Form 10-K and is incorporated by reference herein.

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

The report of BDO on the financial statements of the Company as of and for the fiscal year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal year ended December 31, 2014, and the interim period through June 19, 2015, (i) the Company had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of such disagreements in its reports on the financial statements of the Company for such years and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except the following material weakness:

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

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2016 at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment and such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG, an independent registered public accounting firm, has issued its report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2016. The report from KPMG is included in this Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Please see Report of Independent Public Accounting Firm under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10‑K or in the proxy statement for the 2017 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2016, and is incorporated by reference to this report.

Item 11.  Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10‑K or in the proxy statement for the 2017 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10‑K or in the proxy statement for the 2017 annual meeting of stockholders and is incorporated by reference to this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10‑K or in the proxy statement for the 2017 annual meeting of stockholders and is incorporated by reference to this report.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in an amendment to this Form 10‑K or in the proxy statement for the 2017 annual meeting of stockholders and is incorporated by reference to this report.

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

Boe:  One barrel of oil equivalent, calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe of oil.

Boe/d:  One Boe per day.

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

LLS:  Louisiana light sweet crude.

MBbl:  One thousand Bbl.

MBoe:  One thousand Boe.

Mcf:  One thousand cubic feet of natural gas.

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

spacing:  The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 75 acre well-spacing) and is often established by regulatory agencies.

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

Item 15.  Exhibits and Financial Statement Schedules

a.The following documents are filed as a part of this Annual Report on Form 10‑K or incorporated herein by reference:

(1)Financial Statements:

See Item 8. Financial Statements and Supplementary Data.

(2)Financial Statement Schedules:

None.

(3)Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

b.The following exhibits are filed or furnished with this Annual Report on Form 10‑K or incorporated by reference:

Exhibit No.		Description of Exhibit

2.1	**

Purchase and Sale Agreement, dated as of May 21, 2014, by and among SWEPI LP, Shell Gulf of Mexico Inc., as sellers, and Sanchez Energy Corporation, as buyer (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on May 22, 2014, and incorporated herein by reference).

2.2	**

Purchase and Sale Agreement, dated as of March 31, 2015, by and among SEP Holdings III, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on April 1, 2015, and incorporated herein by reference).

2.3	**

Purchase and Sale Agreement, dated as of September 25, 2015, by and among Sanchez Energy Corporation, SN Catarina, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 29, 2015, and incorporated herein by reference).

2.4	**

Purchase and Sale Agreement, dated as of July 5, 2016, by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 6, 2016, and incorporated herein by reference).

2.5	**

Purchase and Sale Agreement, dated as of October 6, 2016, by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 7, 2016, and incorporated herein by reference).

2.6	**

Purchase and Sale Agreement, dated as of October 6, 2016, by and among SN Cotulla Assets, LLC, SN Palmetto, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K on October 7, 2016, and incorporated herein by reference).

2.7	**

Purchase and Sale Agreement, dated as of October 6, 2016, by and among Sanchez Energy Corporation, SN Terminal, LLC and Sanchez Production Partners LP (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K on October 7, 2016, and incorporated herein by reference).

2.8	**

Purchase and Sale Agreement, dated as of October 24, 2016, by and among SN Cotulla Assets, LLC, Carrizo (Eagle Ford) LLC, Carrizo Oil & Gas, Inc., and for the limited purposes set forth therein, Sanchez Energy Corporation (filed as Exhibit 2.1 on the Company's Current Report on Form 8-K on January 13, 2017, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
2.9	**

Purchase and Sale Agreement, dated as of January 12, 2017, by and among Anadarko E&P Onshore LLC, Kerr-McGee Oil & Gas Onshore LP, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC, and solely for the purposes of Section 15.22 and Schedule 13.4(a), Sanchez Energy Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference).

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

4.2

Indenture, dated as of June 13, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8- K on June 14, 2013 and incorporated herein by reference).

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

4.5

Registration Rights Agreement, dated as of September 18, 2013, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein, RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on September 13, 2013, and incorporated herein by reference).

4.6

Registration Rights Agreement, dated as of December 19, 2011, by and between Sanchez Energy Corporation and Sanchez Energy Partners I, LP (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

4.7

Second Supplemental Indenture, dated as of June 2, 2014, by and among Sanchez Energy Corporation, SN Catarina, LLC, the existing guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-4 (File No. 333-196660)on June 11, 2014, and incorporated herein by reference).

4.8

Indenture, dated as of June 27, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on July 2, 2014, and incorporated herein by reference).

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

4.10

Registration Rights Agreement, dated as of September 12, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein, RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

4.11

Rights Plan dated as of July 28, 2015, by and between Sanchez Energy Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (including the form of Certificate of Designations of Series C Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C) (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on July 29, 2015, and incorporated herein by reference).

4.12

Instrument of Resignation, Appointment and Acceptance (7.75% Senior Notes), dated as of May 20, 2016, by and among Sanchez Energy Corporation, Delaware Trust Company and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2016, and incorporated herein by reference).

4.13

Instrument of Resignation, Appointment and Acceptance (6.125% Senior Notes), dated as of May 20, 2016, by and among Sanchez Energy Corporation, Delaware Trust Company and U.S. Bank National Association (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q on August 8, 2016, and incorporated herein by reference).

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

Indemnification Agreement, dated as of December 19, 2011, by and between Sanchez Energy Corporation and Antonio R. Sanchez, III (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.4	*

Indemnification Agreement, dated as of December 19, 2011, by and between Sanchez Energy Corporation and Michael G. Long (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

10.5	*

Indemnification Agreement, dated as of December 19, 2011, by and between Sanchez Energy Corporation and Gilbert A. Garcia (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K on December 23, 2011, and incorporated herein by reference).

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

Exhibit No.		Description of Exhibit

10.9	*

Indemnification Agreement, dated as of March 9, 2012, by and between Sanchez Energy Corporation and Greg Colvin (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.10	*

Indemnification Agreement, dated as of March 9, 2012, by and between Sanchez Energy Corporation and Kirsten A. Hink (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 14, 2012, and incorporated herein by reference).

10.11	*

Indemnification Agreement, dated as of November 27, 2012, by and between Sanchez Energy Corporation and A.R. Sanchez, Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.12	*

Indemnification Agreement, dated as of November 27, 2012, by and between Sanchez Energy Corporation and Alan G. Jackson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on December 3, 2012, and incorporated herein by reference).

10.13	*

Indemnification Agreement, dated as of March 4, 2014, by and between Sanchez Energy Corporation and Christopher Heinson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 6, 2014, and incorporated herein by reference).

10.14

Purchase Agreement, dated as of June 13, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein, RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 16, 2014, and incorporated herein by reference).

10.15

Second Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating,  LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank, SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 2, 2014, and incorporated herein by reference).

10.16

Purchase Agreement, dated as of September 9, 2014, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein, RBC Capital Markets, LLC and Credit Suisse Securities (USA), LLC, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

10.17

First Amendment to Second Amended and Restated Credit Agreement, dated as of September 9, 2014, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets,  LLC, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank, SunTrust Bank as co-documentation agents, RBC Capital Markets as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

10.18	*

Indemnification Agreement, dated as of November 4, 2014, by and between Sanchez Energy Corporation and Sean Maher (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 6, 2014, and incorporated herein by reference).

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

Exhibit No.		Description of Exhibit
10.20	*

Indemnification Agreement, dated as of May 5, 2015, by and between Sanchez Energy Corporation and Thomas Brian Carney (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 8, 2015, and incorporated herein by reference).

10.21	*

Indemnification Agreement, dated as of May 5, 2015, by and between Sanchez Energy Corporation and G. Gleeson Van Riet (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on May 8, 2015, and incorporated herein by reference).

10.22	*

Sanchez Energy Corporation Second Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 27, 2015, and incorporated herein by reference).

10.23	*

Indemnification Agreement, dated as of October 1, 2015, by and between Sanchez Energy Corporation and Eduardo Sanchez (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 6, 2015, and incorporated herein by reference).

10.24

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

10.25

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

10.27

Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of January 22, 2016, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, and SN Catarina, LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 25, 2016, and incorporated herein by reference).

10.28

Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, and SN Catarina, LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 21, 2016, and incorporated herein by reference).

10.29	(a)

Letter Agreement, dated as of December 9, 2016, by and among Royal Bank of Canada, as administrative agent under the Second Amended and Restated Credit Agreement, as amended, Sanchez Energy Corporation, as borrower and the other parties thereto.

10.30	*

Indemnification Agreement, dated as of December 14, 2015, by and between Sanchez Energy Corporation and Gregory B. Kopel (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 16, 2015, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.31	*

Indemnification Agreement, dated as of March 8, 2016, by and between Sanchez Energy Corporation and Garrick Hill (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 8, 2016, and incorporated herein by reference).

10.32	*	Form of Restricted Stock Award Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.33	*	Form of Performance Accelerated Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.34	*	Form of Phantom Stock Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.35	*	Form of Performance Accelerated Phantom Stock Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.36	*

Indemnification Agreement, dated as of August 2, 2016, by and between Sanchez Energy Corporation and Robert Nelson (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K on August 3, 2016, and incorporated herein by reference).

10.37	*

Indemnification Agreement, dated as of October 10, 2016, by and between Sanchez Energy Corporation and Howard Thill (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K on October 12, 2016, and incorporated herein by reference).

10.38	*

Restricted Stock Agreement, dated as of October 10, 2016, by and between Sanchez Energy Corporation and Howard Thill (filed as Exhibit 10.2 on the Company’s Current Report on Form 8-K on October 12, 2016, and incorporated herein by reference).

10.39	*

Phantom Stock Agreement, dated as of October 10, 2016, by and between Sanchez Energy Corporation and Howard Thill (filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K on October 12, 2016, and incorporated herein by reference).

10.40	*

Indemnification Agreement, dated as of November 3, 2016, by and between Sanchez Energy Corporation and Patricio D. Sanchez (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K on November 9, 2016, and incorporated herein by reference).

10.41	**

Securities Purchase Agreement, dated as of January 12, 2017, by and among Sanchez Energy Corporation, SN UR Holdings, LLC, SN EF UnSub Holdings, LLC, SN EF UnSub, LP, SN EF UnSub GP, LLC, GSO ST Holdings Associates LLC, and GSO ST Holdings LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference).

10.42	**

Interim Investors Agreement, dated as of January 12, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC, Aguila Production HoldCo, LLC, Blackstone Capital Partners VII L.P., and Blackstone Energy Partners II L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 12, 2017, and incorporated herein by reference).

16.1

Letter from BDO USA, LLP, dated as of June 23, 2015, regarding the change in certifying accountant (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K on June 23, 2015, and incorporated herein by reference).

21.1	(a)	List of Subsidiaries of Sanchez Energy Corporation.

23.1	(a)	Consent of KPMG LLP.

23.2	(a)	Consent of BDO USA, LLP.

Exhibit No.		Description of Exhibit
23.3	(a)	Consent of Ryder Scott Company, L.P.

31.1	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	(a)	Ryder Scott Company, L.P. Summary of December 31, 2016 Reserves.

101.INS	(a)	XBRL Instance Document.

101.SCH	(a)	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)Filed herewith.

(b)Furnished herewith.

*Management contract or compensatory plan or arrangement.

**The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S‑K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 27, 2017.

SANCHEZ ENERGY CORPORATION

By:	/s/ Antonio R. Sanchez, III
Antonio R. Sanchez, III
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio R. Sanchez, III and Howard J. Thill, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Antonio R. Sanchez, III	Chief Executive Officer	February 27, 2017
Antonio R. Sanchez, III

/s/ Howard J. Thill	Executive Vice President and Chief Financial Officer	February 27, 2017
Howard J. Thill

/s/ Kirsten A. Hink	Senior Vice President and Chief Accounting Officer	February 27, 2017
Kirsten A. Hink

/s/ A. R. Sanchez, Jr.	Executive Chairman of the Board of Directors	February 27, 2017
A. R. Sanchez, Jr.

/s/ Gilbert A. Garcia	Director	February 27, 2017
Gilbert A. Garcia

/s/ Greg Colvin	Director	February 27, 2017
Greg Colvin

/s/ Alan G. Jackson	Director	February 27, 2017
Alan G. Jackson

/s/ Sean m. Maher	Director	February 27, 2017
Sean M. Maher

/s/ Brian Carney	Director	February 27, 2017
Brian Carney

/s/ Robert V. Nelson, III	Director	February 27, 2017
Robert V. Nelson, III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sanchez Energy Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sanchez Energy Corporation:

We have audited the accompanying consolidated balance sheets of Sanchez Energy Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanchez Energy Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sanchez Energy Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 27, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sanchez Energy Corporation:

We have audited Sanchez Energy Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sanchez Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sanchez Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sanchez Energy Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 27, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sanchez Energy Corporation

Houston, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Sanchez Energy Corporation (the “Company”) for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sanchez Energy Corporation for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

DO USA
/s/ BDO USA, LLP

Houston, Texas
March 2, 2015, except for Note 18, as to which the date is February 27, 2017

Sanchez Energy Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$501,917	$435,048
Oil and natural gas receivables	41,057	30,668
Joint interest billings receivables	496	1,259
Accounts receivable - related entities	6,401	3,697
Fair value of derivative instruments	—	172,494
Other current assets	12,934	23,452
Total current assets	562,805	666,618
Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	231,424	253,529
Proved oil and natural gas properties	3,164,115	2,914,867
Total oil and natural gas properties	3,395,539	3,168,396
Less: Accumulated depreciation, depletion, amortization and impairment	(2,736,951)	(2,412,293)
Total oil and natural gas properties, net	658,588	756,103

Other assets:
Fair value of derivative instruments	—	5,789
Investments (Investment in SPP measured at fair value of $26.8 million and $0 as of December 31, 2016 and 2015, respectively)	39,656	49,985
Other assets	25,231	22,809
Total assets	$1,286,280	$1,501,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,076	$4,184
Other payables	2,251	2,004
Accrued liabilities:
Capital expenditures	35,154	51,983
Other	82,458	69,974
Deferred premium liability	2,079	24,548
Fair value of derivative instruments	31,778	—
Other current liabilities	22,201	14,813
Total current liabilities	176,997	167,506
Long term debt, net of premium, discount and debt issuance costs	1,712,767	1,705,927
Asset retirement obligations	25,087	25,907
Fair value of derivative instruments	3,236	—
Other liabilities	64,333	58,133
Total liabilities	1,982,420	1,957,473
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of December 31, 2016 and 2015 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 and 3,532,330 shares issued and outstanding as of December 31, 2016 and 2015 of 6.500% Convertible Perpetual Preferred Stock, Series B, respectively)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 66,156,378 and 61,928,089 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	670	619
Additional paid-in capital	1,112,397	1,079,513
Accumulated deficit	(1,809,260)	(1,536,354)
Total stockholders' equity (deficit)	(696,140)	(456,169)
Total liabilities and stockholders' equity (deficit)	$1,286,280	$1,501,304

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Oil sales	$241,766	$307,971	$538,887
Natural gas liquid sales	81,744	69,011	66,989
Natural gas sales	107,816	98,797	60,188
Total revenues	431,326	475,779	666,064
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	164,567	156,528	93,581
Production and ad valorem taxes	19,633	26,870	37,787
Depreciation, depletion, amortization and accretion	159,760	344,572	338,097
Impairment of oil and natural gas properties	169,046	1,365,000	213,821
General and administrative (inclusive of stock-based compensation expense of $37,090, $14,831, and $12,843 and for 2016, 2015, and 2014, respectively)	110,081	74,160	63,692
Total operating costs and expenses	623,087	1,967,130	746,978
Operating loss	(191,761)	(1,491,351)	(80,914)
Other income (expense):
Interest income	856	442	193
Other income (expense)	134	(2,605)	96
Gain on disposal of assets	112,294	—	—
Interest expense	(126,973)	(126,399)	(89,800)
Earnings from equity investments	3,466	—	—
Net gains (losses) on commodity derivatives	(53,149)	172,886	137,205
Total other income (expense)	(63,372)	44,324	47,694
Loss before income taxes	(255,133)	(1,447,027)	(33,220)
Income tax expense (benefit)	1,825	7,600	(11,429)
Net loss	(256,958)	(1,454,627)	(21,791)
Less:
Preferred stock dividends	(15,948)	(16,008)	(33,590)
Net income allocable to participating securities	—	—	—
Net loss attributable to common stockholders	$(272,906)	$(1,470,635)	$(55,381)

Net loss per common share - basic and diluted	$(4.63)	$(25.70)	$(1.06)
Weighted average number of shares used to calculate net loss attributable to common stockholders - basic and diluted	58,900	57,229	52,338

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, December 31, 2013	3,000	$30	4,500	$45	46,369	$464	$867,108	$(10,338)	$857,309
Common shares issued, net of offering costs of $8,731	—	—	—	—	5,000	50	167,469	—	167,519
Preferred stock dividends	—	—	—	—	—	—	—	(16,293)	(16,293)
Restricted stock awards, net of forfeitures	—	—	—	—	1,673	17	(17)	—	—
Exchange of preferred stock for common stock	(1,161)	(12)	(968)	(10)	5,539	55	17,264	(17,297)	—
Stock-based compensation	—	—	—	—	—	—	12,843	—	12,843
Net loss	—	—	—	—	—	—	—	(21,791)	(21,791)
BALANCE, December 31, 2014	1,839	18	3,532	35	58,581	586	1,064,667	(65,719)	999,587
Preferred stock dividends	—	—	—	—	—	—	—	(15,960)	(15,960)
Restricted stock awards, net of forfeitures	—	—	—	—	3,337	33	(33)	—	—
Exchange of preferred stock for common stock	—	—	(4)	—	10	—	48	(48)	—
Stock-based compensation	—	—	—	—	—	—	14,831	—	14,831
Net loss	—	—	—	—	—	—	—	(1,454,627)	(1,454,627)
BALANCE, December 31, 2015	1,839	18	3,528	35	61,928	619	1,079,513	(1,536,354)	(456,169)
Preferred stock dividends	—	—	—	—	967	10	7,964	(15,948)	(7,974)
Restricted stock awards, net of forfeitures	—	—	—	—	4,092	41	(41)	—	—
Stock-based compensation	—	—	—	—	—	—	24,961	—	24,961
Net loss	—	—	—	—	—	—	—	(256,958)	(256,958)
BALANCE, December 31, 2016	1,839	$18	3,528	$35	66,987	$670	$1,112,397	$(1,809,260)	$(696,140)

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements

Sanchez Energy Corporation

Consolidated Statements of Cash Flows

(in thousands)

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(256,958)	$(1,454,627)	$(21,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	159,760	344,572	338,097
Impairment of oil and natural gas properties	169,046	1,365,000	213,821
Gain on disposal of assets	(112,294)	—	—
Stock-based compensation expense	37,090	14,831	12,843
Net (gains) losses on commodity derivative contracts	53,149	(172,886)	(137,205)
Net cash settlement received on commodity derivative contracts	122,145	131,123	5,600
Losses incurred on premiums for derivative contracts	24,548	(121)	(596)
Cash reimbursements received for operating leasehold improvements	—	2,648	—
(Gain) loss on investment in SPP	(1,818)	935	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(14,813)	(3,086)	—
Amortization of debt issuance costs	7,840	7,529	9,002
Accretion of debt discount, net	633	703	755
Deferred taxes	—	7,443	(11,429)
Loss on inventory market adjustment	649	—	—
Distributions from equity investments	930	—	—
Earnings from equity investments	(3,466)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,626)	60,480	(26,971)
Other current assets	1,504	(450)	(21,633)
Accounts payable	(3,108)	(25,303)	(2,868)
Accounts receivable - related entities	(2,704)	(3,311)	(1,347)
Other payables	247	(2,290)	1,522
Accrued liabilities	8,498	2,813	51,590
Other current liabilities	—	(5,166)	5,166
Other liabilities	(1)	1,188	779
Net cash provided by operating activities	181,251	272,025	415,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(313,342)	(656,136)	(791,260)
Payments for other property and equipment	(5,394)	(8,123)	(14,062)
Proceeds from sale of oil and natural gas properties	179,143	427,571	—
Acquisition of oil and natural gas properties	—	(7,658)	(555,942)
Investment in SPP	(25,000)	—	—
Purchases of investments	(36,502)	(49,985)	—
Sale of investments	92,458	—	—
Net cash used in investing activities	(108,637)	(294,331)	(1,361,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	60,000	—	100,000
Repayment of borrowings	(60,000)	—	(100,000)
Issuance of senior notes, net of premium and discount	—	—	1,152,250
Issuance of common stock	—	—	176,250
Payments for offering costs	—	—	(8,731)
Financing costs	(1,758)	(400)	(37,364)
Preferred dividends paid	(3,987)	(15,960)	(16,293)
Net cash provided by (used in) financing activities	(5,745)	(16,360)	1,266,112

Increase (decrease) in cash and cash equivalents	66,869	(38,666)	320,183
Cash and cash equivalents, beginning of period	435,048	473,714	153,531
Cash and cash equivalents, end of period	$501,917	$435,048	$473,714

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$(2,895)	$(1,877)	$20,303
Change in accrued capital expenditures	(16,829)	(110,744)	75,843
Capital expenditures in accounts payable	—	—	14,545
Common stock issued in exchange for preferred stock	—	273	123,731
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	$1,996	$158	$—
Cash paid for interest	$118,498	$121,644	$48,064

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization and Business

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future upside opportunity. As of December 31, 2016, we have assembled approximately 278,000 net leasehold acres with an approximate 94% average working interest in the Eagle Ford Shale. Pro forma for the Comanche Acquisition (defined below), we will have assembled 339,000 net leasehold acres with an approximate 61% average working interest as of December 31, 2016. Following completion of the Comanche Acquisition, we will have over 7,000 gross (4,000 net) locations for potential future drilling. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale. We continue to evaluate opportunities to increase both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10‑K in the “Glossary of Selected Oil and Natural Gas Terms.”

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, and the Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

In December 2016, the FASB issued Accounting Standards Update ASU 2016-19 “Technical Corrections and Improvements,” which amends a number of Topics in the FASB ASC. The ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Most amendments are effective upon issuance (December 2016).

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, and the Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  Early adoption is permitted, and the Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. The standard updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments and corresponding right-of-use asset on the balance sheet for most leases. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The Company has several operating leases as further discussed in Note 16, “Commitments and Contingencies,” which will be impacted by the new rules under this standard. The Company will not early adopt this standard, and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. The Company is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The adoption of this standard will result in an increase in the assets and liabilities on the Company’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Decrease in Non-current assets of approximately $33,242

Decrease in Current liabilities of approximately $33,242

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. The Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements, but do not expect the impact to be material.

May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company will not early adopt the standard although early adoption is permitted. The Company is currently evaluating whether to apply the retrospective approach or modified retrospective approach with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact the standard is expected to have on its consolidated financial statements by evaluating current revenue streams and evaluating contracts under the revised standards.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Oil and Natural Gas Receivables

The majority of the Company’s receivables arise from sales of oil, natural gas liquids (“NGLs”) or natural gas. The Company does not have any off‑balance‑sheet credit exposure related to its customers. Receivables from the sale of oil and natural gas are generally unsecured. Allowances for doubtful accounts are determined based on management’s assessment of the creditworthiness of the customer. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all the collection attempts have been exhausted. At December 31, 2016 and 2015, management believed that all balances were fully collectible and no allowance for doubtful accounts was deemed necessary.

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with Securities and Exchange Commission (“SEC”) rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12‑month average prices, calculated as the unweighted arithmetic average of the first‑day‑of‑the‑month price for each month within the 12‑month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the year ended December 31, 2016, the Company recorded a full cost ceiling test impairment after income taxes of $169.0 million. During the year ended December 31, 2015, the Company recorded a full cost ceiling test impairment after income taxes of $1,365 million. During the year ended December 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $213.8 million.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Based on management’s review and current operating plans, 5%, 8% and 25% of the unproved property balance at December 31, 2016 is expected to be added to the amortization base during the years 2017, 2018 and 2019, respectively. The remaining balances in unproved properties relate to project areas that will not be thoroughly evaluated until after 2019, and represent leasehold interests that have expiration dates beginning in 2020 or leasehold interests that are currently held by production.

The table below sets forth the cost of unproved properties excluded from the amortization base as of December 31, 2016, and notes the year in which the associated costs were incurred (in thousands):

	Year of Acquisition
	Prior to 2014	2014	2015	2016	Total
Leasehold acquisition costs	$33,052	$93,505	$16,587	$44,053	$187,197
Exploration costs	2,680	479	343	342	3,844
Development costs	1,040	3,428	1,442	34,473	40,383
Total	$36,772	$97,412	$18,372	$78,868	$231,424

Oil and Natural Gas Reserve Quantities

The Company’s most significant estimates relate to its proved oil and natural gas reserves. The estimates of oil and natural gas reserves as of December 31, 2016, 2015 and 2014 are based on reports prepared by a third party engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”).

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

Debt Issuance Costs

Debt issuance costs relating to long‑term debt have been deferred and are being amortized and recorded as interest expense over the term of the related debt instrument. During 2016, the Company capitalized approximately $0.1 million in costs associated with the filing of a Form S-3 Registration Statement, and capitalized approximately $1.6 million associated with amending our Second Amended and Restated Agreement (as defined in Note 5, “Long-Term Debt”). During 2015, the Company capitalized approximately $0.4 million in costs associated with amending our Second Amended and Restated Agreement. During 2014, the Company capitalized approximately $37.4 million in costs associated with the issuance of the 6.125% Notes (as defined in Note 5, “Long-Term Debt”) and costs incurred to enter into the Second Amended and Restated Credit Agreement. The Company expensed $3.9 million of debt issuance costs during 2014 in conjunction with the termination of our senior unsecured Bridge Facility (as defined in Note 5, “Long-Term Debt”) obtained in connection with the Catarina Acquisition (as defined in Note 3, “Acquisitions and Divestitures”). At December 31, 2016 and December 31, 2015, the Company had approximately $35.0 million and $41.0 million, respectively, of debt issuance costs (net of accumulated amortization of $22.5 million and $14.7 million, respectively) remaining that are being amortized over the terms of the respective debt. In accordance with ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the debt issuance costs related to the issuance of the 6.125% Notes and Second Amended and Restated Agreement are presented on the balance sheet as a direct deduction from the long-term debt.

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

Management believes the Company is currently in compliance with all applicable federal, state and local regulations associated with its properties. Accordingly, no environmental remediation liability or loss associated with the Company’s properties was recorded as of December 31, 2016 and 2015.

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

Stock-based compensation awards and phantom stock awards, including those awards with market performance acceleration conditions, granted to employees of the Sanchez Group (as defined in Note 7, “Stock-Based Compensation”) (including those employees of the Sanchez Group who also serve as the Company’s officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered. In accordance with the guidance, the inclusion of market performance acceleration conditions does not change the accounting classification as compared to those awards without market performance acceleration conditions. The phantom stock awards are required to be settled in cash by the Company and are classified

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

as a liability. Compensation expense for the unvested awards is revalued at each period end and is amortized over the vesting period of the stock-based award.

Revenue Recognition

Oil, NGL and natural gas sales are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The sales method of accounting is used for oil, NGL and natural gas sales. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in‑kind” and, in doing so, take more or less than their respective entitled percentage. As of December 31, 2016, 2015 and 2014 there were no material oil and natural gas imbalances.

Sales to Major Customers

The Company’s oil, NGL and natural gas production was sold to certain customers representing 10% or more of its total revenues for the years ended December 31, 2016, 2015 and 2014 as listed below:

	2016	2015	2014
Customer A	4%	7%	23%
Customer B	14%	14%	4%
Customer C	0%	4%	15%
Customer D	33%	38%	37%
Customer E	20%	0%	0%

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company’s financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2016 or 2015.

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

Diluted net income (loss) per common share reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Company’s Series A and Series B Preferred Stock using the if‑converted method, if the effect is dilutive.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly-owned subsidiary of the Company, completed the initial closing of the sale of certain oil and gas interests and associated assets located in Dimmit County, Frio County, LaSalle County, Zavala County and McMullen County, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC (“Carrizo Eagle Ford”), pursuant to a Purchase and Sale Agreement dated October 24, 2016 for an adjusted purchase price of approximately $153.5 million (the “Cotulla Disposition”).  The effective date of the Cotulla Disposition is June 1, 2016. Subsequent to December 31, 2016, a second closing on an additional portion of the Cotulla Assets was completed for cash consideration of approximately $7.1 million, and the Cotulla Disposition remains subject to post-closing adjustments and potential future closings.

Normally, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized. However, in circumstances where treating a sale like a normal retirement would result in a significant change in the company’s amortization rate, judgment should be applied. The Company determined that adjustments to capitalized costs for the Cotulla Disposition would cause a significant change in the company’s amortization rate. As such, the Company recorded a gain of approximately $112.3 million related to the Cotulla Disposition. The Company expects to record additional gains related to the potential future closings on the Cotulla Disposition in 2017, as noted above.

Production Asset Transaction

On November 22, 2016, the Company completed the sale of certain non-core producing oil and gas assets, located in South Texas, to SPP for an adjusted purchase price of approximately $25.6 million in cash (the “Production Asset Transaction”). The Production Asset Transaction includes working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

producing wellbores located in the Palmetto Field in Gonzales County, Texas. The effective date of the Production Asset Transaction was July 1, 2016. The aggregate average working interest percentage initially conveyed was 17.92% per wellbore and, upon January 1 of each subsequent year after the closing, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement until January 1, 2018, at which point the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. The Company did not record any gains or losses related to the Production Asset Transaction.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 4. Cash and Cash Equivalents

As of December 31, 2016 and 2015, cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2016	2015
Cash at banks	$58,269	$35,600
Money market funds	443,648	399,448
Total cash and cash equivalents	$501,917	$435,048

Note 5. Long‑Term Debt

Long-term debt as of December 31, 2016 consisted of $1.15 billion face value of 6.125% senior notes (the “6.125% Notes,” consisting of $850 million in Original 6.125% Notes and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million) maturing on January 15, 2023, and $600 million principal amount of 7.75% senior notes (the “7.75% Notes,” consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes, which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021. During the first quarter 2016, the Company adopted ASU 2015-03 retrospectively to the comparable periods in this Form 10-Q. Adoption of this guidance affected the balance sheets as of December 31, 2015 as follows (in thousands):

Decrease in Long term debt, net of premium, discount and debt issuance costs of approximately $41,039

Decrease in Debt issuance costs, net (Other Assets) of approximately $41,039

As of December 31, 2016 and 2015 the Company’s long-term debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			December 31,	December 31,
	Interest Rate	Maturity date	2016	2015
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—	$—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,750,000	1,750,000
Unamortized discount on Additional 7.75% Notes			(4,030)	(4,933)
Unamortized premium on Additional 6.125% Notes			1,629	1,899
Unamortized debt issuance costs			(34,832)	(41,039)
Total long-term debt			$1,712,767	$1,705,927

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The components of interest expense are (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest on Senior Notes	$(116,938)	$(116,938)	$(78,479)
Interest expense and commitment fees on credit agreement	(1,561)	(1,229)	(1,564)
Amortization of debt issuance costs	(7,840)	(7,529)	(9,002)
Amortization of discount on Additional 7.75% Notes	(904)	(904)	(905)
Amortization of premium on Additional 6.125% Notes	270	201	150
Total interest expense	$(126,973)	$(126,399)	$(89,800)

Credit Facility

Previous Credit Agreement:  On May 31, 2013, we and our subsidiaries, SEP Holdings III, LLC (“SEP III”), SN Marquis LLC (“SN Marquis”) and SN Cotulla, collectively, as the borrowers, entered into a revolving credit facility represented by a $500 million Amended and Restated Credit Agreement with Royal Bank of Canada as the administrative agent and collateral agent, and the lenders party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement was to mature on May 31, 2018.

On May 12, 2014, the Company borrowed $100 million under the Amended and Restated Credit Agreement.  The Company used proceeds from the issuance of the Original 6.125% Notes to repay the $100 million outstanding.

Second Amended and Restated Credit Agreement:  On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada, as the administrative agent and collateral agent, and the lenders party thereto (together with all subsequent amendments, the ‘‘Second Amended and Restated Credit Agreement’’). The Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of December 31, 2016, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement, which had a borrowing base of $350 million and aggregate elected commitments of $300 million. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and aggregate elected commitment amount. All of the $300 million aggregate elected commitment amount was available for future revolver borrowings as of December 31, 2016.

The Second Amended and Restated Credit Agreement matures on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement is redetermined semi-annually by the lenders based on, among other things, an evaluation of the Company’s and its restricted subsidiaries’ oil and natural gas reserves.  Semi-annual redeterminations of the borrowing base are generally scheduled to occur on or before April 1 and October 1 of each year. The borrowing base is also subject to (i) automatic reduction by 25% of the amount of any increase in the aggregate amount of the Company’s high yield debt and second lien debt, other than high yield or second lien debt issued in exchange for or to refinance existing high yield debt, permitted second lien debt incurred to refinance or replace permitted second lien debt, and permitted second lien debt representing the payment of interest in kind, (ii) interim redetermination at the election of the Company once between each scheduled redetermination, (iii) interim redetermination at the election of a majority of the lenders once between each scheduled redetermination, and (iv) if the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

required lenders so direct, in connection with asset sales and swap terminations during the period since the most recent borrowing base determination with a combined borrowing base value of more than 10% of the value of the proved developed oil and gas properties included in the most recent reserve report, a reduction in an amount equal to the borrowing base value, as determined by the administrative agent in its reasonable judgment, of such assets and swaps

The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by all of the Company’s existing and future subsidiaries not designated as “unrestricted subsidiaries” and secured by a first priority lien on substantially all of the Company’s assets and the assets of its existing and future subsidiaries including the SPV, defined below, an “unrestricted subsidiary,” but excluding other subsidiaries designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries not designated as “unrestricted subsidiaries.”

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

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make investments, engage in transactions with affiliates, enter into hedge transactions and make acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 at all times, and (ii) net first lien debt (defined as the excess of first lien debt over cash) to consolidated last twelve months EBITDA of not greater than 2.00 to 1.0 as of the last day of any fiscal quarter. As of December 31, 2016, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

On September 18, 2013, we issued an additional $200 million in aggregate principal amount of our 7.75% senior notes due 2021 (the “Additional 7.75% Notes” and, together with the Original 7.75% Notes, the “7.75% Notes”) in a private offering at an issue price of 96.5% of the principal amount of the Additional 7.75% Notes. We received net proceeds of $188.8 million (after deducting the initial purchasers’ discounts and offering expenses of $4.2 million) from the sale of the Additional 7.75% Notes.  The Company also received cash for accrued interest from June 13, 2013 through the date of issuance of $4.1 million, for total net proceeds of $192.9 million from the sale of the Additional 7.75% Notes. The Additional 7.75% Notes were issued under the same indenture as the Original 7.75% Notes, and are, therefore, treated as a single class of securities under the indenture. We used the net proceeds from the offering to partially fund our acquisition of contiguous acreage in McMullen County, Texas (the “Wycross Acquisition”) completed in October 2013, a portion of the 2013 and 2014 capital budgets, and for general corporate purposes.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

6.125% Senior Notes Due 2023

On June 27, 2014, the Company completed a private offering of $850 million in aggregate principal amount senior unsecured 6.125% notes due 2023 (the Original 6.125% Notes). Interest on the notes is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its Amended and Restated Credit Agreement and to finance a portion of the purchase price of the Catarina Acquisition. We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

As discussed further below in Note 19, “Subsequent Events,” on February 6, 2017, the Company completed a public offering of 11,500,000 shares of common stock (including 1,500,000 shares purchased pursuant to the full exercise of the underwriters’ overallotment option), at an issue price of $12.50 per share. The Company received net proceeds from this offering of $135.9 million, after deducting underwriters’ discounts fees of approximately $7.8 million.

Series A Preferred Stock Offering—On September 17, 2012, the Company completed a private placement of 3,000,000 shares of Series A Preferred Stock, which were sold to a group of qualified institutional buyers pursuant to the Rule 144A exemption from registration under the Securities Act. The issue price of each share of the Series A Preferred

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Stock was $50.00. The Company received net proceeds from the private placement of $144.5 million, after deducting initial purchasers’ discounts and commissions and offering costs of $5.5 million.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of December 31, 2016, based on the initial conversion price, approximately 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Company’s Board of Directors (the “Board”). The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2016, all dividends accumulated through that date had been paid. The dividends accrued for the period from October 1 to December 31, 2016, were declared by the Board and paid with the Company’s common stock on January 3, 2017.

Except as required by law or the Company’s Amended and Restated Certificate of Incorporation, (the “Charter”), holders of the Series A Preferred Stock will have no voting rights unless dividends fall into arrears for six or more quarterly periods (whether or not consecutive). In that event and until such arrearage is paid in full, the holders of the Series A Preferred Stock and the holders of the Series B Preferred Stock, voting as a single class, will be entitled to elect two directors and the number of directors on the Board will increase by that same number.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of approximately $21.40 per share of common stock) and is subject to specified adjustments. As of December 31, 2016, based on the initial conversion price, approximately 8,244,539 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions,

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2016, all dividends accumulated through that date had been paid. The dividends accrued for the period from October 1 to December 31, 2016, were declared by the Board and paid with the Company’s common stock on January 3, 2017.

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

Further, on August 28, 2014, the Company entered into exchange agreements with certain holders (the “August 2014 Holders,’” and together with the May 2014 Holders and the February 2014 Holders, the “Holders”) of the Series A Preferred Stock, pursuant to which such holders agreed to exchange an aggregate of 47,500 shares of Series A Preferred Stock (and waive their rights to any accrued and unpaid dividends thereon) for 119,320 shares of the Company’s common stock.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Preferred Stock Conversion—On November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock.

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

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net earnings (loss) per share for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(256,958)	$(1,454,627)	$(21,791)
Less:
Preferred stock dividends	(15,948)	(16,008)	(33,590)
Net loss allocable to participating securities(1)(2)	—	—	—
Net loss attributable to common stockholders	$(272,906)	$(1,470,635)	$(55,381)
Weighted average number of unrestricted outstanding common shares used to calculate basic net loss per share	58,900	57,229	52,338
Dilutive shares(3)(4)(5)	—	—	—
Denominator for diluted loss per common share	58,900	57,229	52,338
Net loss per common share - basic and diluted	$(4.63)	$(25.70)	$(1.06)

(1)	The Company's restricted shares of common stock are participating securities.

(2)

For the years ended December 31, 2016, 2015 and 2014, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

(3)

The year ended December 31, 2016 excludes 2,113,462 shares of weighted average restricted stock and 12,554,481 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings (loss) per common share as these shares were anti-dilutive.

(4)

The year ended December 31, 2015 excludes 2,663,010 shares of weighted average restricted stock and 12,529,314 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Series B Preferred Stock from the calculation of the denominator for diluted earnings (loss) per common share as these shares were anti-dilutive.

(5)

The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings (loss) per common share as these shares were anti-dilutive.

Note 7. Stock‑Based Compensation

At the Annual Meeting of Stockholders of the Company held on May 24, 2016 (“2016 Annual Meeting”), the Company’s stockholders approved the Sanchez Energy Corporation Third Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The Board had previously approved the LTIP on May 21, 2015, subject to stockholder approval.

The Company’s directors and consultants as well as employees of SOG and its affiliates (excluding the Company) (collectively, the “Sanchez Group”) who provide services to the Company are eligible to participate in the LTIP. Awards to participants may be made in the form of stock options, stock appreciation rights, restricted shares, phantom stock, other stock-based awards or stock awards, or any combination thereof. The maximum shares of common stock that may be delivered with respect to awards under the LTIP shall be (i) 17,239,790 shares plus (ii) upon the issuance of additional shares of common stock from time to time after April 1, 2016, an automatic increase equal to the lesser of (A) 15% of such issuance of additional shares of common stock, and (B) such lesser number of shares of common stock as determined by the Board or Compensation Committee; provided, however, withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. If any award is forfeited, cancelled, exercised, paid, or otherwise terminates or expires without the actual delivery of shares of common stock pursuant to such award (the grant of restricted stock is not a delivery of shares of common stock for this purpose), the shares subject to such award shall again be available for awards under the LTIP. There shall not be any limitation on the number of awards that may be paid in cash.  Any shares delivered pursuant an award shall consist, in whole or in part, of shares of common stock newly issued by the Company, shares of common stock acquired in the open market, from any affiliate of the Company, or any combination of the foregoing, as determined by the Board or Compensation Committee in its discretion.

The LTIP is administered by the Compensation Committee of the Board as appointed by the Board. The Board may terminate or amend the LTIP at any time with respect to any shares for which a grant has not yet been made. The Board has the right to alter or amend the LTIP or any part of the LTIP from time to time, including increasing the number of shares that may be granted, subject to stockholder approval as may be required by the exchange upon which shares of the common stock are listed at that time, if any. No change may be made in any outstanding grant that would materially reduce the benefits of the participant without the consent of the participant. The LTIP will expire upon its termination by the Board or, if earlier, when no shares remain available under the LTIP for awards. Upon termination of the LTIP, awards then outstanding will continue pursuant to the terms of their grants.

The Company records stock-based compensation expense for awards granted to its directors (for their services as directors) in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense for these awards is based on the grant-date fair value and recognized over the vesting period using the straight-line method.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2016, the Company issued 156,126 shares of restricted common stock pursuant to the LTIP to five directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair values of $8.00 and $5.81 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the vesting period.

The Company also issued approximately 4.4 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 3.3 million shares of restricted common stock vest in equal annual amounts over a three-year period and the remaining 1.1 million shares of restricted common stock with cliff vesting at the end of a five-year period or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the forms of agreement.

During the year ended December 31, 2015, the Company issued 95,237 shares of restricted common stock pursuant to the LTIP to five directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair values of $12.65 and $9.80 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the vesting period

The Company also issued approximately 3.4 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a services agreement.  Approximately 3.3 million shares of restricted common stock vest in equal annual amounts over a three-year period and approximately 0.1 million shares of restricted common stock vest in equal annual amounts over a five-year period.

During the year ended December 31, 2014, the Company issued 35,769 shares of restricted common stock pursuant to the LTIP to four directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair value of $33.05 and $14.90 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the one year vesting period.

The Company also issued approximately 2.0 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a services agreement. Approximately 0.7 million shares of restricted common stock vest in equal annual amounts over a two-year

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2016, the Company issued approximately 1.1 million shares of PARS pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement. These PARS shares vest have cliff vesting at the end of a five-year period or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the forms of agreement.

During the year ended December 31, 2016, the Company issued approximately 4.0 million shares of Phantom Stock and PAPS pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement. Approximately 2.8 million shares of Phantom Stock vest in equal annual amounts over a three-year period and the remaining 1.2 million shares of PAPS have cliff vesting at the end of a five-year period or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the forms of agreement.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations.

	Year Ended December 31,
	2016	2015	2014
Restricted stock awards, directors	$1,000	$917	$802
Restricted stock awards, non-employees	18,145	13,914	12,041
Phantom Stock awards	17,945	—	—
Total stock-based compensation expense	$37,090	$14,831	$12,843

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Based on the $9.03 per share closing price of the Company’s common stock on December 31, 2016, there was approximately $22.2 million of unrecognized compensation cost related to these non‑vested restricted shares (excluding the PARS shares) outstanding. The cost is expected to be recognized over a weighted average period of approximately 1.85 years.

Based on the $9.03 per share closing price of the Company’s common stock on December 31, 2016, there was approximately $3.9 million of unrecognized compensation cost related to these non‑vested PARS restricted shares outstanding. The cost is expected to be recognized over a weighted average period of approximately 3.42 years.

Based on the $9.03 per share closing price of the Company’s common stock on December 31, 2016, there was approximately $23.2 million of unrecognized compensation cost related to the non‑vested PAPS and Phantom Stock award shares outstanding. The cost is expected to be recognized over an average period of approximately 2.50 years.

A summary of the status of the non‑vested restricted common shares and PARS as of December 31, 2016 is presented below (in thousands, except per share amounts):

			Aggregate
		Weighted	Intrinsic
	Number of	Average	Value
	Shares	Fair Value	(in thousands)
Non-vested common stock at December 31, 2015	4,425,767	$12.21	$54,053
Granted	4,558,640	4.59	20,930
Vested	(1,991,025)	5.04	(10,036)
Forfeited	(466,407)	10.85	(5,061)
Non-vested common stock at December 31, 2016	6,526,975	$9.18	$59,886

As of December 31, 2016, approximately 6.7 million shares remain available for future issuance to participants under the LTIP.

A summary of the status of the non‑vested Phantom Stock shares and PAPS as of December 31, 2016 is presented below (in thousands, except per share amounts):

			Aggregate
		Weighted	Intrinsic
	Number of	Average	Value
	Shares	Fair Value	(in thousands)
Non-vested common stock at December 31, 2015	—	$—	$—
Granted	3,990,413	4.87	19,451
Vested	—	—	—
Forfeited	(78,000)	6.62	(516)
Non-vested common stock at December 31, 2016	3,912,413	$4.84	$18,935

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 8. Income Taxes

The components of the federal income tax provision for the years ended December 31, 2016, 2015 and 2014 are (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current expense as a result of current operations	$1,825	$158	$—
Deferred benefit as a result of current operations	(86,606)	(506,943)	(11,429)
Increase in valuation allowance	86,606	514,385	—
Net income tax expense (benefit)	$1,825	$7,600	$(11,429)

The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (0.7)% is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax benefit at the federal statutory rate	$(89,297)	$(506,460)	$(11,627)
Officers' compensation limitation	3,115	1,328	—
State Taxes (net of federal benefit)	(232)	(5,463)	—
Non-deductible general and administrative expenses	743	309	231
Percentage depletion carryforward	(144)	—	(107)
Other	39	—	—
Differences between actual income taxes and
amounts estimated in prior years	995	3,501	74
Income tax expense (benefit)	(84,781)	(506,785)	(11,429)
Valuation allowance	86,606	514,385	—
Net income tax expense (benefit)	$1,825	$7,600	$(11,429)

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets (liabilities):
Derivative assets (obligations)	$12,516	$(54,638)
Depreciable, depletable property, plant and equipment	144,348	288,736
Share-based compensation	12,408	2,897
Revenue Recognition	7,077	8,417
Other	1,085	(535)
Federal net operating loss carryforward	420,302	268,068
State net operating loss carryforward	3,256	1,440
Deferred tax assets:	600,992	514,385
Valuation allowance	(600,992)	(514,385)
Total Deferred tax assets	$—	$—

As of December 31, 2016, the Company had NOLs of approximately $1,200.9 million which begin to expire in 2031. Additionally, the Company had net operating losses in the states of Montana, Mississippi, and Louisiana which will begin to expire in 2018, 2033 and 2026, respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016.

On the basis of this evaluation, as of December 31, 2016, a valuation allowance of approximately $601.0 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The Company will continue to assess the need for a valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The Company files income tax returns in the U.S. and various state jurisdictions. Sanchez is no longer subject to examination by federal income tax authorities prior to 2013. State statues vary by jurisdiction.

As of December 31, 2016, 2015 and 2014, the Company had no material uncertain tax positions.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Salaries and associated benefits of SOG employees and are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Administrative fees	$40,901	$30,430	$33,610
Third-party expenses	5,001	5,427	4,515
Total included in general and administrative expenses	$45,902	$35,857	$38,125

As of December 31, 2016 and December 31, 2015, the Company had a net receivable from SOG and other members of the Sanchez Group of $6.4 million and $3.7 million, respectively, which are reflected as “Accounts receivable—related entities” and “Accounts payable—related entities,” respectively, in the consolidated balance sheets. The net receivable as of December 31, 2016 and December 31, 2015 consists primarily of advances paid related to leasehold and other costs paid to SOG. In addition, the net receivable as of December 31, 2016 and December 31, 2015 includes approximately $0.7 million and $0.7 million, respectively, of net receivable from Sanchez Resources, LLC (“Sanchez Resources”).

As of December 31, 2016, the Company had a net payable to SPP of approximately $9.0 million that consists primarily of the November and December accrual for fees associated with the Gathering Agreement (see Note 3, “Acquisitions and Divestitures” for further discussion), which is reflected in the “Other Accrued liabilities” account on the consolidated balance sheets.

Production Asset Transaction

On November 22, 2016, we completed the Production Asset Transaction discussed above to SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”).

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Carnero Processing Disposition

On November 22, 2016, we sold our membership interests in Carnero Processing, LLC (“Carnero Processing”), to SPP, which is a related party (see Note 16, “Investments”).

Carnero Gathering Disposition

On July 5, 2016, we sold our membership interests in Carnero Gathering, LLC (“Carnero Gathering”) to SPP, which is a related party (see Note 16, “Investments”).

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The following table presents derivative positions for the periods indicated as of December 31, 2016:

	January 1 - December 31, 2017	2018	2019
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged volume (Bbls)	1,825,000	-	-
Average price ($/Bbl)	$51.70	$-	$-

Collars (NYMEX WTI):
Hedged volume (Bbls)	730,000	-	-
Average long put price ($/Bbl)	$45.00	$-	$-
Average short call price ($/Bbl)	$62.00	$-	$-

Natural gas positions:
Fixed-for-floating price swaps (NYMEX Henry Hub):
Hedged volume (MMBtu)	40,805,000	29,532,500	7,300,000
Average price ($/MMBtu)	$3.07	$3.02	$3.02

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning fair value of commodity derivatives	$178,283	$123,316	$(3,397)
Net gains (losses) on crude oil derivatives	(47,389)	170,592	115,602
Net gains (losses) on natural gas derivatives	(30,307)	26,843	21,603
Net settlements on derivative contracts:
Crude oil	(135,491)	(123,946)	(4,503)
Natural gas	(24,657)	(18,522)	(1,097)
Net premiums on derivative contracts:
Crude oil	24,547	—	(4,892)
Ending fair value of commodity derivatives	$(35,014)	$178,283	$123,316

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Balance Sheet Presentation

The Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on the Company’s consolidated balance sheets (in thousands):

	December 31, 2016
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$844	$(844)	$—
Long-term asset	1,426	(1,426)	—
Total asset	$2,270	$(2,270)	$—
Offsetting Derivative Liabilities:
Current liability	$32,622	$(844)	$31,778
Long-term liability	4,662	(1,426)	3,236
Total liability	$37,284	$(2,270)	$35,014

	December 31, 2015
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$172,518	$(24)	$172,494
Long-term asset	5,821	(32)	5,789
Total asset	$178,339	$(56)	$178,283
Offsetting Derivative Liabilities:
Current liability	$24	$(24)	$—
Long-term liability	32	(32)	—
Total liability	$56	$(56)	$—

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$443,648	$—	$—	$443,648
Equity investment:
Investment in SPP	26,818	—	—	26,818
Oil derivative instruments:
Swaps	—	(8,291)	—	(8,291)
Collars	—	(572)	—	(572)
Gas derivative instruments:
Swaps	—	(26,151)	—	(26,151)
Total	$470,466	$(35,014)	$—	$435,452

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	As of December 31, 2015
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$399,448	$—	$—	$399,448
Oil derivative instruments:
Swaps	—	72,887	—	72,887
Puts	—	76,583	—	76,583
Gas derivative instruments:	—	—	—	—
Swaps	—	28,813	—	28,813
Total	$399,448	$178,283	$—	$577,731

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s consolidated balance sheets as of December 31, 2016 and 2015. The Company’s money market funds represent cash equivalents backed by the assets of high‑quality banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. In addition, the Level 1 instruments include the Company’s equity investment in common units of SPP as further discussed in Note 16, “Investments.” The investment in SPP is being accounting for under the fair value option, included in investments on the Company’s balance sheet as of December 31, 2016. The Company identified the common units in SPP as a Level 1 instruments due to the fact that SPP is a publicly traded company on the NYSE MKT with daily quoted prices that can be easily obtained.

The Company’s derivative instruments, which consist of swaps, collars and puts, are classified as Level 2 as of December 31, 2016 and 2015, in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps and collars generally have no unobservable inputs and they are classified as Level 2. Puts and call swaption derivatives have inputs which are observable, either directly or indirectly, using market data. As of December 31, 2016 and 2015, the Company believes that substantially all of the inputs required to calculate the fair value of puts and call swaptions are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no derivative instruments classified as Level 3 as of December 31, 2016 or December 31, 2015. The fair values of the Company’s derivative instruments classified as Level 3 as of December 31, 2014 were $75.5 million. The significant unobservable inputs for Level 3 contracts as of December 31, 2014 include unpublished forward prices of commodities, market volatility and credit risk of counterparties.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	(Level 3)
	Year Ended December 31,
	2016	2015	2014
Beginning balance	$—	$75,523	$(519)
Total gains (losses) included in earnings	—	418	81,404
Net settlements on derivative contracts(1)	—	(14,277)	(5,362)
Derivative contracts transferred to Level 2	—	(61,664)	—
Ending balance	$—	$—	$75,523
Gains (losses) included in earnings related to derivatives still held as of December 31, 2016, 2015, and 2014	$—	$(940)	$76,760

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

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Preferred Stock and Series B Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. There were no conversions of Series A Preferred Stock or Series B Preferred Stock into shares of the Company’s common stock during the year ended December 31, 2016. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 6, ‘‘Stockholders’ Equity.’’

Fair Value of Other Financial Instruments

Financial instruments not carried at fair value consist of oil and natural gas receivables, accounts payable and accrued liabilities and long-term debt. The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

fair value of the 7.75% Notes was $612.0 million as of December 31, 2016, and was calculated using quoted market prices based on trades of such debt as of that date. The Company uses a market approach to determine fair value of its unregistered 6.125% Notes using observable market data.  However, as the market for the 6.125% Notes is far less active than that of the 7.75% Notes, the Company also uses comparable market values for similar instruments, which results in a Level 2 fair value measurement. The estimated fair value of the 6.125% Notes was $1,098.3 million as of December 31, 2016.

Note 12. Asset Retirement Obligations

The Company’s asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. Revisions in estimated liabilities during the period relate primarily to changes in estimates of asset retirement costs. Revisions in estimated liabilities can also include, but are not limited to, revisions of estimated inflation rates, changes in property lives, and the expected timing of settlement. The changes in the asset retirement obligation for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Abandonment liability as of January 1,	$25,907	$25,694
Liabilities incurred during period	1,492	6,021
Acquisitions	219	—
Divestitures	(4,433)	(379)
Revisions	(172)	(7,623)
Accretion expense	2,074	2,194
Abandonment liability as of December 31,	$25,087	$25,907

Note 13. Accrued Liabilities

The following information summarizes accrued liabilities as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Capital expenditures	$35,154	$51,983
Other:
General and administrative costs	14,738	5,214
Production taxes	2,396	2,532
Ad valorem taxes	2,756	886
Lease operating expenses	23,942	27,077
Interest payable	34,266	34,265
Preferred stock dividends and other	4,360	—
Total accrued liabilities	$117,612	$121,957

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 14. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in lawsuits that arise in the normal course of its business. We are not aware of any material governmental proceedings against us or contemplated to be brought against us.

On December 4, 2013, and December 16, 2013, three derivative actions were filed in the Court of Chancery of the State of Delaware against the Company, certain of its officers and directors, Sanchez Resources, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC (Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees’ Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165 (collectively, the “Consolidated Derivative Actions”)).

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Lease Payment Obligations

As of December 31, 2016, the Company had $216.4 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $158.6 million in payments due with respect to firm commitment of oil and natural gas volumes under the Gathering Agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $45.7 million for a corporate office lease that commenced in the fourth quarter of 2014 and has an expiration date in March 2025, (iii) $6.2 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024 and (iv) $5.9 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

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

Note 15. Subsidiary Guarantors

The Company filed registration statements on Form S‑3 with the SEC, which became effective January 14, 2013 and June 11, 2014 and April 25, 2016 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co‑registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of December 31, 2016, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2016, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several. The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2016, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Note 16. Investments

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 common units of SPP for $25.0 million as part of a private equity issuance. As of December 31, 2016, this ownership represents approximately 16.9% of SPP’s common units outstanding. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SPP. The Company records the equity investment in SPP at fair value at the end of each reporting period. Any gains or losses are recorded as a component of other income (expense) in the consolidated statement of operations. The Company recorded gains related to the investment in SPP for the twelve months ended December 31, 2016 of approximately $1.8 million.

On October 2, 2015, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the Silver Oak II Gas Processing Facility (the “SOII Facility”) in Bee County, Texas for a purchase price of $12.5 million. Targa owns the remaining undivided 90% interest in the SOII Facility, which is operated by Targa. Concurrently with the execution of the purchase and sale agreement for the SOII Facility, the Company entered into a firm gas processing agreement, whereby Targa is processing a firm quantity, 125,000 Mcf/d, until the in-service date of the Carnero Processing Plant discussed below. The Company is accounting for the investment in the SOII Facility as an equity method investment as Targa is the operator and majority interest owner of the SOII Facility. As of December 31, 2016, the Company had invested capital of $12.5 million in the SOII Facility. The Company recorded earnings from the SOII Facility investment of approximately $1.2 million from equity investments during 2016.

On November 22, 2016, SN Midstream sold its membership interests in Carnero Processing to SPP for an initial payment of $55.5 million and the assumption by SPP of remaining capital commitments to Carnero Processing, which are estimated at approximately $24.5 million (the “Carnero Processing Disposition”). The Company was accounting for this joint venture as an equity method investment as Targa is the operator of the joint ventures and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the sale, the Company had invested approximately $48.0 million in Carnero Processing joint venture. The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Processing. The remaining 50% membership interests of Carnero Processing are owned by an affiliate of Targa. Prior to the sale of Carnero Processing, the Company recorded losses of approximately $0.1 million from equity investments during 2016. The Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” as a result of the firm gas processing agreement that remains between the Company and Targa. This deferred gain will be amortized periodically over the term of this firm gas processing agreement according to volumes processed through the Carnero Processing facility.

On July 5, 2016, SN Midstream sold its membership interests in Carnero Gathering to SPP for an initial payment of approximately $37.0 million and the assumption by SPP of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million (the “Carnero Gathering Disposition”). The Company was accounting for this joint venture as an equity method investment as Targa is the operator of the joint ventures and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the sale, the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Company had invested approximately $26.0 million in Carnero Gathering joint venture. As part of the Carnero Gathering Disposition, SPP is required to pay SN Midstream a monthly earnout based on gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at the Processing Plant by other producers.  The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa. Prior to the sale of Carnero Gathering, the Company recorded earnings of approximately $2.3 million from equity investments during 2016. The Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” as a result of the firm gas gathering agreement that remains between the Company and Targa and a transportation services agreement between Targa and Carnero Gathering. This deferred gain will be amortized periodically over the term of this firm gas gathering agreement according to volumes delivered through the Carnero Gathering pipelines.

Note 17. Variable Interest Entities

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

As noted above in Note 16, “Investments,” the Company, through SN Midstream, entered into joint venture agreements with an affiliate of Targa in October 2015 to, among other things, construct the Processing Plant and associated high pressure gathering pipelines near the Company’s Catarina asset in South Texas. In addition, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility. As noted above in Note 16, “Investments,” on July 5, 2016 and November 22, 2016, the Company sold its interests, and any remaining commitment to invest in Carnero Gathering and Carnero Processing, respectively, to SPP. The Company determined that ownership in the SOII Facility are more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. We concluded that the investment in SOII Facility is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIEs regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIEs economic performance.

The Company’s investment in the SOII Facility represents a VIE that could expose the Company to losses. The amount of losses the Company could be exposed to from the investment in the SOII Facility is limited to the equity in the investment at any point in time.

As of December 31, 2016, the Company had invested capital of $12.5 million in the SOII Facility, and recorded earnings from the equity investment of $0.3 million. As of December 31, 2016, no debt has been incurred by the SOII Facility. The Company is accounting for the VIE as an equity method investment and determined that Targa is the primary beneficiary of the VIE as Targa is the operator of the SOII Facility and has the most influence with respect to the normal day-to-day operating decisions of the facility. We have included the VIE in the “Other Assets - Investments” long-term asset line on the balance sheet.

As noted above in Note 16, “Investments,” in November 2016, the Company purchased common units of SPP for $25.0 million as part of a private equity issuance. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SPP. The Company’s investment in SPP represents a VIE that could expose the Company to losses limited to the equity in the investment at any point in time.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The carrying amounts of the investment in SPP and the Company’s maximum exposure to loss as of December 31, 2016, was approximately $26.8 million.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Company’s maximum exposure to loss as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Capital investments	$37,527	$49,985
Earnings in equity investments	311	—
Gain (loss) from change in fair value of investment in SPP	1,818	—
Equity in equity investments	$39,656	$49,985

	December 31,	December 31,
	2016	2015
Equity in equity investments	$39,656	$49,985
Guarantees of capital investments	—	65,526
Maximum exposure to loss	$39,656	$115,511

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

Investments in subsidiaries are accounted for by the respective parent company using the equity method for purposes of this presentation. Results of operations of subsidiaries are, therefore, reflected in the parent company’s investment accounts and earnings. The principal elimination entries set forth below eliminate investments in subsidiaries and intercompany balances and transactions. Typically, in a condensed consolidating financial statement, the net income and equity of the parent company equals the net income and equity of the consolidated entity.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	December 31, 2016
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$428,384	$157,154	$158,589	$(181,322)	$562,805
Total oil and natural gas properties, net	-	658,588	-	-	658,588
Investment in subsidiaries	734,704	-	-	(734,704)	-
Other assets	14,376	15,221	35,290	-	64,887
Total Assets	$1,177,464	$830,963	$193,879	$(916,026)	$1,286,280

Liabilities and Shareholders' Equity
Current liabilities	$109,539	$78,344	$170,435	$(181,321)	$176,997
Long-term liabilities	1,764,064	25,087	16,273	(1)	1,805,423
Total shareholders' equity (deficit)	(696,139)	727,532	7,171	(734,704)	(696,140)
Total Liabilities and Shareholders' Equity (deficit)	$1,177,464	$830,963	$193,879	$(916,026)	$1,286,280

	December 31, 2015
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$671,278	$37,005	$704	$(42,369)	$666,618
Total oil and natural gas properties, net	-	756,103	-	-	756,103
Investment in subsidiaries	700,053	-	-	(700,053)	-
Other assets	14,481	17,737	46,365	-	78,583
Total Assets	$1,385,812	$810,845	$47,069	$(742,422)	$1,501,304

Liabilities and Shareholders' Equity
Current liabilities	$78,840	$88,666	$42,369	$(42,369)	$167,506
Long-term liabilities	1,764,060	25,907	-	-	1,789,967
Total shareholders' equity (deficit)	(457,088)	696,272	4,700	(700,053)	(456,169)
Total Liabilities and Shareholders' Equity (deficit)	$1,385,812	$810,845	$47,069	$(742,422)	$1,501,304

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$431,326	$-	$-	$431,326
Total operating costs and expenses	111,155	509,985	1,947	-	623,087
Other income (expense)	(177,710)	109,920	4,418	-	(63,372)
Income (loss) before income taxes	(288,865)	31,261	2,471	-	(255,133)

Income tax expense	1,825	-	-	-	1,825
Equity in income (loss) of subsidiaries	33,730	-	-	(33,730)	-
Net income (loss)	$(256,960)	$31,261	$2,471	$(33,730)	$(256,958)

	Year Ended December 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$475,779	$-	$-	$475,779
Total operating costs and expenses	75,096	1,890,342	1,692	-	1,967,130
Other income (expense)	44,726	(402)	-	-	44,324
Loss before income taxes	(30,370)	(1,414,965)	(1,692)	-	(1,447,027)

Income tax expense	7,600	-	-	-	7,600
Equity in income (loss) of subsidiaries	(1,416,657)	-	-	1,416,657	-
Net income (loss)	$(1,454,627)	$(1,414,965)	$(1,692)	$1,416,657	$(1,454,627)

	Year Ended December 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$666,064	$-	$-	$666,064
Total operating costs and expenses	64,454	681,876	648	-	746,978
Other income (expense)	47,678	16	-	-	47,694
Loss before income taxes	(16,776)	(15,796)	(648)	-	(33,220)

Income tax benefit	(11,429)	-	-	-	(11,429)
Equity in income (loss) of subsidiaries	(16,443)	-	-	16,443	-
Net income (loss)	$(21,790)	$(15,796)	$(648)	$16,443	$(21,791)

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(38,646)	$219,266	$631	$-	$181,251
Net cash provided by (used in) investing activities	(46,602)	(133,814)	55,571	16,208	(108,637)
Net cash provided by (used in) financing activities	(5,745)	(85,452)	101,660	(16,208)	(5,745)
Net increase (decrease) in cash and cash equivalents	(90,993)	-	157,862	-	66,869
Cash and cash equivalents, beginning of period	434,934	-	114	-	435,048
Cash and cash equivalents, end of period	$343,941	$-	$157,976	$-	$501,917

	Year Ended December 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(44,090)	$317,499	$(1,384)	$-	$272,025
Net cash provided by (used in) investing activities	21,670	(249,185)	(40,327)	(26,489)	(294,331)
Net cash provided by (used in) financing activities	(16,360)	(68,314)	41,825	26,489	(16,360)
Net increase (decrease) in cash and cash equivalents	(38,780)	-	114	-	(38,666)
Cash and cash equivalents, beginning of period	473,714	-	-	-	473,714
Cash and cash equivalents, end of period	$434,934	$-	$114	$-	$435,048

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(100,047)	$516,474	$(1,092)	$-	$415,335
Net cash provided by (used in) investing activities	(845,882)	(1,347,416)	(6,492)	838,526	(1,361,264)
Net cash provided by (used in) financing activities	1,266,112	830,942	7,584	(838,526)	1,266,112
Net increase (decrease) in cash and cash equivalents	320,183	-	-	-	320,183
Cash and cash equivalents, beginning of period	153,531	-	-	-	153,531
Cash and cash equivalents, end of period	$473,714	$-	$-	$-	$473,714

Note 19. Subsequent Events

On January 12, 2017, the Company, through two of our subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with an entity controlled by The Blackstone Group, L.P., Gavilan Resources, LLC (“Blackstone”), signed a purchase and sale agreement (the “Comanche Purchase Agreement”) to acquire assets (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP for $2,275 million in cash, subject to customary closing adjustments (the “Comanche Acquisition”).  The Comanche Assets are primarily located in the Western Eagle Ford Shale and are expected to significantly expand our asset base and production.  The Comanche Assets consist of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) Pearsall Shale acres, with an approximate 49% average working interest therein, contain approximately 300 MMBoe of proved reserves (70% liquids, 75% proved developed), and had production of approximately 67,000 Boe/d (70% liquids) as of December 31, 2016. The Comanche Purchase Agreement provides that SN UnSub will pay approximately 37% of the purchase price (including through a $100 million cash contribution from the Company) and SN Maverick will pay approximately 13% of the purchase price and SN UnSub and SN Maverick would acquire half of the 49% working interest in and to the Comanche Assets in the aggregate (and approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves, 20% and 30%, respectively, of the estimated total proved developed non-producing reserves, and 20% and 30%, respectively, of the total proved undeveloped reserves), and Blackstone will pay 50% of the purchase price and would acquire the remaining half of the 49% working interest in and to the Comanche Assets (approximately 50% of the estimated total proved developed producing reserves, proved developed non-producing reserves and proved undeveloped reserves). We expect to close the Comanche Acquisition during the first quarter of 2017. The effective date of the transaction is July 1, 2016.

On February 6, 2017, the Company completed an underwritten public offering of 10,000,000 shares of the Company's common stock at a price of $12.50 per share ($11.7902 per share, net of underwriting discounts). The Company granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s common stock on the same terms, which was exercised in full and closed on February 6, 2017. The Company received net proceeds of approximately $135.9 million (after deducting underwriting discounts of approximately $7.8 million) from the sale of the shares of common stock. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital.

Sanchez Energy Corporation

Supplementary Quarterly Financial Results (Unaudited)

The following table presents the Company’s unaudited quarterly financial information for 2016 and 2015 (in thousands, except per share amounts):

	First	Second	Third	Fourth
2016:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$79,816	$110,968	$114,807	$125,735
Impairment of oil and natural gas properties	(22,084)	(87,380)	(59,582)	—
Operating costs and expenses	(115,081)	(118,432)	(107,505)	(113,023)
Operating income (loss)	(57,349)	(94,844)	(52,280)	12,712
Interest income	325	158	146	227
Other income (expense)	(414)	211	7	330
Gain on disposal of assets	—	—	—	112,294
Interest expense	(31,606)	(31,822)	(31,797)	(31,748)
Earnings from Equity Investments	512	2,179	463	312
Net gains (losses) on commodity derivatives	22,757	(58,750)	18,640	(35,796)
Other income (expense), net	(8,426)	(88,024)	(12,541)	45,619
Income (loss) before income taxes	(65,775)	(182,868)	(64,821)	58,331
Income tax expense (benefit)	—	—	1,441	384
Net income (loss)	(65,775)	(182,868)	(66,262)	57,947
Less:
Preferred stock dividends	(3,987)	(3,987)	(3,987)	(3,987)
Net income allocable to participating securities (1) (2)	—	—	—	(5,601)
Net income (loss) attributable to common
stockholders	$(69,762)	$(186,855)	$(70,249)	$48,359
Basic income (loss) per share (3)	$(1.20)	$(3.20)	$(1.19)	0.82
Weighted average common shares outstanding - basic	58,099	58,413	59,190	59,252
Diluted income (loss) per share (3)	$(1.20)	$(3.20)	$(1.19)	$0.73
Weighted average common shares outstanding - diluted	58,099	58,413	59,190	71,772

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

(3)The sum of quarterly net income per share may not agree with total year net income per share as each quarterly computation is based on the allocation of net income for the quarter to the participating securities and the weighted average shares outstanding

	First	Second	Third	Fourth
2015:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$110,593	$141,128	$114,526	$109,532
Impairment of oil and natural gas properties	(441,450)	(468,922)	(454,628)	—
Operating costs and expenses	(166,967)	(170,640)	(148,401)	(116,122)
Operating income	(497,824)	(498,434)	(488,503)	(6,590)
Interest and other income	(1,824)	773	(753)	(359)
Interest expense	(31,558)	(31,500)	(31,442)	(31,899)
Net gains (losses) on commodity derivatives	41,303	(33,749)	103,996	61,336
Other income (expense), net	7,921	(64,476)	71,801	29,078
Income (loss) before income taxes	(489,903)	(562,910)	(416,702)	22,488
Income tax expense (benefit)	7,442	—	158	—
Net income (loss)	(497,345)	(562,910)	(416,860)	22,488
Less:
Preferred stock dividends	(3,991)	(3,991)	(3,991)	(4,035)
Net income allocable to participating securities (1) (2)	—	—	—	—
Net income (loss) attributable to common
stockholders	$(501,336)	$(566,901)	$(420,851)	$18,453
Basic income (loss) per share (3)	$(8.83)	$(9.91)	$(7.33)	0.32
Weighted average common shares outstanding - basic	56,805	57,184	57,426	57,490
Diluted income (loss) per share (3)	$(8.83)	$(9.91)	$(7.33)	$0.32
Weighted average common shares outstanding - diluted	56,805	57,184	57,426	57,490

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

Capitalized Costs—Capitalized costs and accumulated depreciation, depletion and impairment relating to the Company’s oil and natural gas producing activities are summarized below as of the dates indicated (in thousands):

	As of December 31,
	2016	2015	2014
Oil and Natural Gas Properties:
Unproved	$231,424	$253,529	$385,827
Proved	3,164,115	2,914,867	2,582,441
Total Oil and Natural Gas Properties	3,395,539	3,168,396	2,968,268
Less Accumulated depreciation, depletion, amortization and impairment	(2,736,951)	(2,412,293)	(706,590)
Net oil and natural gas properties capitalized	$658,588	$756,103	$2,261,678

Costs Incurred—Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Exploration costs	$379	$30,523	$64,534
Development costs	284,569	512,208	806,644
Acquisition and Divestiture costs:
Proved properties	50	—	432,271
Unproved properties	13,430	8,508	122,224
Total Costs Incurred	$298,428	$551,239	$1,425,673

Seismic costs included in exploration costs	$379	$1,446	$833

Results of Operations—Results of operations for the Company’s oil, NGL and natural gas producing activities are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Oil, NGL, and natural gas revenue	$431,326	$475,779	$666,064
Less operating expenses:
Oil, NGL, and natural gas production expenses	(164,567)	(156,528)	(93,581)
Production and ad valorem taxes	(19,633)	(26,870)	(37,787)
Depreciation, depletion, amortization and accretion	(159,760)	(344,572)	(338,097)
Impairment of oil and natural gas properties	(169,046)	(1,365,000)	(213,821)
Results of operations from oil and gas producing activities	$(81,680)	$(1,417,191)	$(17,222)

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

Proved undeveloped reserves (“PUDs”) are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of producing economic quantities at a greater distance. Only those undrilled locations that are scheduled to be drilled within five years pursuant to a development plan can be allocated to undeveloped reserves, unless the specific circumstances justify a longer time. As of December 31, 2016, the Company did not have any PUDs previously disclosed that have remained undeveloped for five years or more and no PUD locations included in the Company’s proved oil reserves are scheduled to be drilled after five years.

Estimates of proved developed and undeveloped reserves for the periods presented are based on estimates made by the independent engineers, Ryder Scott.

Proved reserves for all periods presented were estimated in accordance with the guidelines established by the SEC and FASB. The rules require SEC reporting companies to prepare their reserve estimates based on the average prices during the 12 month period prior to the ending date of the period covered in the report, determined as the unweighted arithmetic average of the prices in effect on the first day of the month for each month within such period, unless prices were defined by contractual arrangements. The product prices used to determine the future gross revenues for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from the market. The pricing used for the estimates of the Company’s reserves of oil and condensate as of December 31, 2016, 2015 and 2014 was based on unweighted twelve month average WTI posted prices of $42.75, $50.28, and $94.99, respectively. The pricing used for the estimates of the Company’s reserves of natural gas as of December 31, 2016, 2015 and 2014 were based on an unweighted twelve month average Henry Hub spot natural gas prices average of $2.49, $2.58, and $4.35, respectively. The pricing used for the estimates of the Company’s reserves of natural gas liquids as of December 31, 2016, 2015 and 2014 were based on an unweighted twelve month average Mt. Belvieu prices average of $19.97, $19.90, and $44.84, respectively.

Net proved quantities summary

The following table sets forth the net proved, proved developed and proved undeveloped reserves activity for the years ended December 31, 2016, 2015 and 2014:

	Oil (MBbl)	Natural Gas Liquids (MBbl)	Natural Gas (MMcf)	MBoe (1)
Balance as of December 31, 2013	45,420	6,615	40,156	58,727
Revisions of previous estimates	1,261	3,901	6,412	6,231
Extensions and discoveries	12,107	6,612	32,691	24,168
Purchases of reserves in place	11,826	20,746	145,222	56,775
Production	(6,080)	(2,590)	(14,828)	(11,141)
Balance as of December 31, 2014	64,534	35,284	209,653	134,760
Revisions of previous estimates	(16,395)	(1,999)	3,427	(17,823)
Extensions and discoveries	14,369	10,091	63,860	35,103
Purchases of reserves in place	(3,578)	(824)	(4,871)	(5,213)
Production	(7,165)	(5,754)	(37,594)	(19,184)
Balance as of December 31, 2015	51,765	36,798	234,475	127,643
Revisions of previous estimates	(20,506)	(10,733)	(49,076)	(39,418)
Extensions and discoveries	42,778	39,237	278,715	128,467
Purchases (sales) of reserves in place	(3,090)	(675)	(3,760)	(4,392)
Production	(6,370)	(5,960)	(43,189)	(19,529)
Balance as of December 31, 2016	64,577	58,667	417,165	192,771
Proved developed reserves:
As of December 31, 2014	27,460	18,554	110,543	64,438
As of December 31, 2015	21,718	20,803	132,911	64,672
As of December 31, 2016	18,245	21,060	149,029	64,143
Proved undeveloped reserves:
As of December 31, 2014	37,074	16,730	99,110	70,322
As of December 31, 2015	30,048	15,995	101,564	62,970
As of December 31, 2016	46,332	37,606	268,136	128,627

(1)Oil equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil.

Standardized Measure—The standardized measure of discounted future net cash flows relating to the Company’s ownership interest in proved oil, NGL and natural gas reserves as of December 31, 2016, 2015 and 2014 is shown below (in thousands):

	As of December 31,
Standardized Measure	2016	2015	2014
Future cash inflows	$4,300,728	$3,424,682	$7,835,812
Future production costs	(2,362,243)	(1,744,947)	(2,635,281)
Future development costs	(919,418)	(667,117)	(1,639,991)
Future income taxes	—	—	(407,193)
Discount to present value at 10% annual rate	(505,696)	(419,144)	(1,372,769)
Standardized measure of discounted future net cash flows	$513,371	$593,474	$1,780,578

The future cash flows are based on average first‑day‑of‑month prices during the prior 12‑month period and cost rates in existence at the time of the projections.

Changes in standardized measure of discounted future net cash flows—Changes in standardized measure of discounted future net cash flows relating to proved oil, NGL and natural gas reserves for each of the three years in the period ended December 31, 2016 are summarized below (in thousands):

	Year Ended December 31,
Summary of Changes	2016	2015	2014
Balance, beginning of period	$593,474	$1,780,578	$1,209,555

Net changes in prices and costs	(209,286)	(1,790,803)	(725,716)
Revisions of previous quantity estimates	(235,324)	(120,836)	130,752
Extensions, discoveries and improved recovery, less related costs	239,765	279,679	448,464
Sales of oil and gas - net of production costs	(247,126)	(292,382)	(535,580)
Net change in income taxes	—	142,761	113,008
Changes in development costs	456,565	426,246	629,403
Accretion of discount	59,347	178,058	120,955
Purchases of reserves in place	2,319	—	590,559
Sales of reserves in place	(49,738)	(136,828)	—
Change in production rates, timing, and other	(96,625)	127,001	(200,822)
Net change	(80,103)	(1,187,104)	571,023

Balance, end of period	$513,371	$593,474	$1,780,578