Form 10-Q
period 2017-03-31
Sanchez Energy Corp
filed 2017-05-10
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

ma
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Emering growth company ☐
Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of May 8, 2017: 82,305,837

Sanchez Energy Corporation

Form 10‑Q

For the Quarterly Period Ended March 31, 2017

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10‑Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements. These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Quarterly Report on Form 10‑Q, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows, operational and commercial benefits of our partnerships, the expected benefits from the Comanche Acquisition (defined below) and our strategic relationship with Sanchez Production Partners LP (“SPP”) are forward‑looking statements. Forward‑looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;

•	our ability to successfully execute our business and financial strategies;

•	our ability to utilize the services, personnel and other assets of Sanchez Oil & Gas Corporation (“SOG”) pursuant to existing services agreements;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	the realized benefits of the acreage acquired in our various acquisitions, including the Comanche Acquisition, and other assets and liabilities assumed in connection therewith;

•	our ability to successfully integrate the assets acquired in the Comanche Acquisition into our operations;

•	the realized benefits of our partnership with affiliates of The Blackstone Group, L.P.;

•	the realized benefits of our joint ventures;

•	the realized benefits of our transactions with SPP;

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$124,585	$501,917
Oil and natural gas receivables	50,292	41,057
Joint interest billings receivables	895	496
Accounts receivable - related entities	6,470	6,401
Fair value of derivative instruments	10,478	—
Other current assets	8,707	12,934
Total current assets	201,427	562,805
Oil and natural gas properties, at cost, using the full cost method:
Unproved oil and natural gas properties	466,868	231,424
Proved oil and natural gas properties	4,077,686	3,164,115
Total oil and natural gas properties	4,544,554	3,395,539
Less: Accumulated depreciation, depletion, amortization and impairment	(2,769,126)	(2,736,951)
Total oil and natural gas properties, net	1,775,428	658,588

Other assets:
Fair value of derivative instruments	18,358	—
Investments (Investment in SPP measured at fair value of $35.7 million and $26.8 as of March 31, 2017 and December 31, 2016, respectively)	48,644	39,656
Other assets	34,703	25,231
Total assets	$2,078,560	$1,286,280
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,449	$1,076
Other payables	3,180	2,251
Accrued liabilities:
Capital expenditures	52,312	35,154
Other	74,189	82,458
Deferred premium liability	—	2,079
Fair value of derivative instruments	17,059	31,778
Other current liabilities	17,273	22,201
Total current liabilities	172,462	176,997
Long term debt, net of premium, discount and debt issuance costs	1,881,614	1,712,767
Asset retirement obligations	33,994	25,087
Deferred tax liability	238	—
Fair value of derivative instruments	4,319	3,236
Other liabilities	63,506	64,333
Total liabilities	2,156,133	1,982,420
Commitments and contingencies (Note 16)
Mezzanine equity:
Preferred units ($1,000 liquidation preference, 500,000 shares authorized; 500,000 and zero units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	403,929	—
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of March 31, 2017 and December 31, 2016 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of March 31, 2017 and December 31, 2016 of 6.500% Convertible Perpetual Preferred Stock, Series B)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 81,901,412 and 66,156,378 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	823	670
Additional paid-in capital	1,340,534	1,112,397
Accumulated deficit	(1,822,912)	(1,809,260)
Total stockholders' deficit	(481,502)	(696,140)
Total liabilities and stockholders' deficit	$2,078,560	$1,286,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Oil sales	$73,276	$42,682
Natural gas liquid sales	27,100	15,045
Natural gas sales	33,467	22,089
Total revenues	133,843	79,816
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	40,225	44,693
Production and ad valorem taxes	6,524	3,943
Depreciation, depletion, amortization and accretion	33,206	46,965
Impairment of oil and natural gas properties	—	22,084
General and administrative (inclusive of stock-based compensation expense of $23,032 and $3,344, respectively, for the three months ended March 31, 2017 and 2016)	67,465	19,480
Total operating costs and expenses	147,420	137,165
Operating loss	(13,577)	(57,349)
Other income (expense):
Interest income	357	325
Other income (expense)	10,535	(413)
Gain on sale of oil and natural gas properties	5,143	—
Interest expense	(33,025)	(31,606)
Earnings from equity investments	435	512
Net gains on commodity derivatives	38,881	22,757
Total other income (expense)	22,326	(8,425)
Income (loss) before income taxes	8,749	(65,774)
Income tax expense	(953)	—
Net income (loss)	9,702	(65,774)
Less:
Preferred stock dividends	(3,987)	(3,987)
Preferred unit dividends and distributions	(16,466)	—
Preferred unit amortization	(1,710)	—
Net income allocable to participating securities	—	—
Net loss attributable to common stockholders	$(12,461)	$(69,761)

Net loss per common share - basic and diluted	$(0.18)	$(1.20)
Weighted average number of shares used to calculate net loss attributable to common stockholders - basic and diluted	69,659	58,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2017 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2016	1,839	$18	3,528	$35	66,987	$670	$1,112,397	$(1,809,260)	$(696,140)
Issuance of warrants	—	—	—	—	—	—	58,784	—	58,784
Issuance of common shares to holders of Preferred Units	—	—	—	—	1,500	15	17,940	—	17,955
Issuance of common stock, net of offering costs of $7.8 million	—	—	—	—	11,500	115	135,357	—	135,472
Dividends on Series A and Series B Preferred stock	—	—	—	—	485	5	3,982	(3,988)	(1)
Dividends on SN UnSub preferred units	—	—	—	—	—	—	—	(4,167)	(4,167)
Distributions - SN UnSub preferred units	—	—	—	—	—	—	—	(12,299)	(12,299)
Accretion of discount on Sn UnSub preferred units	—	—	—	—	—	—	—	(1,710)	(1,710)
Restricted stock awards, net of forfeitures	—	—	—	—	1,794	18	(18)	—	—
Stock-based compensation	—	—	—	—	—	—	12,092	—	12,092
Deferred Taxes	—	—	—	—	—	—	—	(1,190)	(1,190)
Net income	—	—	—	—	—	—	—	9,702	9,702
BALANCE, March 31, 2017	1,839	$18	3,528	$35	82,266	$823	$1,340,534	$(1,822,912)	$(481,502)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,702	$(65,774)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation, depletion, amortization and accretion	33,206	46,965
Impairment of oil and natural gas properties	—	22,084
Gain on sale of oil and natural gas properties	(5,143)	—
Stock-based compensation expense	23,032	3,344
Net gains on commodity derivative contracts	(38,881)	(22,757)
Net cash settlement received on commodity derivative contracts	1,267	50,221
Gain on embedded derivatives	(685)	—
Losses incurred on premiums for derivative contracts	—	6,103
Gain on investment in SPP	(8,864)	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(3,702)	(3,703)
Amortization of debt issuance costs	2,497	1,915
Accretion of debt discount, net	159	158
Deferred taxes	(953)	—
Loss on inventory market adjustment	—	478
Earnings from equity investments	(435)	(512)
Distributions from equity investments	412	—
Changes in operating assets and liabilities:
Accounts receivable	(9,634)	(2,216)
Other current assets	(2,025)	322
Accounts payable	7,373	(2,584)
Accounts receivable - related entities	(69)	61
Other payables	929	(405)
Accrued liabilities	(8,529)	(7,597)
Other current liabilities	(12,993)	(159)
Net cash provided by (used in) operating activities	(13,336)	25,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(88,074)	(85,767)
Payments for other property and equipment	(7,491)	(228)
Proceeds from sale of oil and natural gas properties	7,032	—
Acquisition of oil and natural gas properties	(1,039,127)	—
Payments for investments	(101)	(5,224)
Net cash used in investing activities	(1,127,761)	(91,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	190,000	—
Issuance of common stock	135,942	—
Issuance of preferred units	500,000	—
Issuance costs related to preferred units	(21,043)	—
Financing costs	(23,873)	(1,758)
Preferred dividends paid	—	(3,987)
Cash paid to tax authority for employee stock-based compensation awards	(795)	(1,807)
Preferred unit distribution	(16,466)	—
Net cash provided by (used in) financing activities	763,765	(7,552)

Decrease in cash and cash equivalents	(377,332)	(72,827)
Cash and cash equivalents, beginning of period	501,917	435,048
Cash and cash equivalents, end of period	$124,585	$362,221

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$8,349	$78
Change in accrued capital expenditures	17,933	5,597
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	$—	$160
Cash paid for interest	35,598	35,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future upside opportunity. As of March 31, 2017, we have assembled approximately 360,000 net leasehold acres with an approximate 64% average working interest in the Eagle Ford Shale.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and were prepared from the Company’s records. The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company derived the condensed consolidated balance sheet as of December 31, 2016 from the audited financial statements filed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the 2016 Annual Report, which contains a summary of the Company’s significant accounting policies and other disclosures. In the opinion of management, these financial statements include the adjustments and accruals, all of which are of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results to be expected for the entire year.

As of March 31, 2017, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s consolidated financial statements contained in the 2016 Annual Report. During the first quarter of 2017, as a result of the Comanche Acquisition and related financing, the Company incurred preferred equity that is classified as Mezzanine Equity on the Balance Sheet (the “SN UnSub Preferred Units”). Dividends and amortization of the discount on the SN UnSub Preferred Units have an impact on the Earnings per Share calculation as described below.

Earnings per Share

Basic net income (loss) per common share are computed using the two-class method. The two-class method is required for those entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s restricted shares of common stock (see Note 14, “Stock‑Based Compensation”) are participating securities under Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock. Participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

To determine net income (loss) allocated to each class of ownership (common equity and SN UnSub Preferred Units), we first allocated net income (loss) in accordance with the amount of distributions made for the period by each class, if any. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common share even though cash distributions are not necessarily derived from current or prior period earnings. The remaining net income (loss) was allocated to each class in proportion to the class weighted average number of shares outstanding for the period, as compared to the weighted average number of shares for all classes for the period. Diluted net income (loss) per common share reflect the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Company’s Series A and Series B Preferred Stock (as defined below) using the if‑converted method, if the effect is dilutive.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the calculation of depletion and impairment of oil and natural gas properties, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts, embedded derivatives and asset retirement obligations, accrued oil and natural gas revenues and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, and the Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 as of the quarter ended March 31,

2017 on a retrospective basis. Adoption of this guidance affected the statement of cash flows as of March 31, 2016 as follows (in thousands):

Increase in net cash provided by operating activities of approximately $1,807

Increase in net cash used in financing activities of approximately $1,807

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

Note 3. Acquisitions and Divestitures

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC Topic 805”). A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments. The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The initial accounting for the Comanche Acquisition, described below, is not yet complete for the oil and gas properties, general property, asset retirement obligations, and potential intangible assets. The Company is currently in the process of evaluating the purchase price allocation based on the fair value of all assets and liabilities acquired in the Comanche Acquisition. The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

Comanche Acquisition

On March 1, 2017, the Company, for the limited purposes set forth therein, two of our subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by The Blackstone Group, L.P., completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) Pearsall Shale acres, with an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for approximately $2,078 million in cash, after preliminary closing adjustments (the “Comanche Acquisition”). Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition (the “Comanche Purchase Agreement”), (i) SN UnSUb paid approximately 37% of the purchase price (including through a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price. In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in and to the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing  reserves (PDPs), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (PDNPs), and 20% and 30%, respectively, of the total proved undeveloped reserves (PUDs)). Pursuant to the Comanche Purchase Agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in and to the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs).The Comanche Assets are primarily located in the Western Eagle Ford Shale and are expected to significantly expand our asset base and production.  The effective date of the Comanche Acquisition is July 1, 2016. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$781,864
Unproved properties	262,677
Other assets acquired	2,751
Fair value of assets acquired	1,047,292
Asset retirement obligations	(8,165)
Fair value of net assets acquired	$1,039,127

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly owned subsidiary of the Company, completed the initial closing of the sale of certain oil and gas interests and associated assets located in Dimmit County, Frio County, LaSalle County, Zavala County and McMullen County, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC (“Carrizo Eagle Ford”), pursuant to a purchase and sale agreement dated October 24, 2016, by and among SN Cotulla, the Company for the limited purposes set forth therein, Carrizo Eagle Ford and Carrizo Oil and Gas for the limited purposes set forth therein, for an adjusted purchase price of approximately $153.5 million (the “Cotulla Disposition”).  The effective date of the Cotulla Disposition is June 1, 2016. During the first quarter of 2017, a second closing on an additional portion of the Cotulla Assets was completed for cash consideration of approximately $7.0 million. Subsequent to March 31, 2017, a third and final closing on the remaining portion of the Cotulla Assets was completed for cash consideration of approximately $9.7 million for total aggregate cash consideration of approximately $170.3 million, subject to customary post-closing conditions.

Typically, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized. However, in circumstances where treating a sale like a normal retirement would result in a significant change in the Company’s amortization rate, judgment should be applied. The Company determined that adjustments to capitalized costs for the Cotulla Disposition would cause a significant change in the Company’s amortization rate. As such, the Company recorded a gain of approximately $112.3 million related to first closing of the Cotulla Disposition. During the first quarter of 2017, the Company recorded a gain of approximately $5.1 million, and subsequent to March 31, 2017, the Company expects to record an additional gain of approximately $7.1 million related to the additional closing of leases for the Cotulla Disposition.

Carnero Processing Disposition

On November 22, 2016, SN Midstream, LLC (“SN Midstream”) sold its membership interests in Carnero Processing, LLC (“Carnero Processing”), a joint venture with Targa Resources Corp. (“Targa”), to SPP for an initial payment of $55.5 million and the assumption by SPP of remaining capital commitments to Carnero Processing, which are estimated at approximately $24.5 million (the “Carnero Processing Disposition”). The Company accounted for this joint venture as an equity method investment as Targa is the operator of the joint venture and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the sale, the Company had invested approximately $48.0 million in Carnero Processing. The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Processing. The remaining 50% membership interests in Carnero Processing are owned by an affiliate of Targa. Prior to the Carnero Processing Disposition, the Company recorded losses of approximately $0.1 million from equity investments during 2016. The Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” as a result of the firm gas processing agreement that remains between the Company and Targa. This deferred gain will be amortized periodically over the term of this firm gas processing agreement according to volumes processed through the Carnero Processing facility.

Production Asset Transaction

On November 22, 2016, SN Cotulla and SN Palmetto, LLC (“SN Palmetto”), wholly owned subsidiaries of the Company, completed the sale of certain non-core producing oil and gas assets, located in South Texas, to SPP and a subsidiary of SPP for an adjusted purchase price of approximately $24.2 million in cash (the “Production Asset Transaction”). The Production Asset Transaction includes working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas. The effective date of the Production Asset Transaction is July 1, 2016. The aggregate average working interest percentage initially conveyed for the 11 producing wellbores with escalating working interests was 17.92% per wellbore and, upon January 1 of each subsequent year after the closing until January 1, 2018, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement, at which point, the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. The Company did not record any gains or losses related to the Production Asset Transaction.

Carnero Gathering Disposition

On July 5, 2016, SN Midstream sold its membership interests in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that is 50% owned by Targa, to SPP for an initial payment of approximately $37.0 million and the assumption by SPP of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million (the “Carnero Gathering Disposition”). The Company accounted for this joint venture as an equity method investment as Targa is the operator of the joint venture and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the Carnero Gathering Disposition, the Company had invested approximately $26.0 million in Carnero Gathering. As part of the Carnero Gathering Disposition, SPP is required to pay SN Midstream a monthly earnout based on gas received from SN Catarina, LLC (“SN Catarina”) at Carnero Gathering’s receipt points and gas delivered and processed at a cryogenic natural gas processing plant in La Salle County, Texas (the “Processing Plant”) by other producers. The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests in Carnero Gathering are owned by an affiliate of Targa. Prior to the Carnero Gathering Disposition, the Company recorded earnings of approximately $2.3 million from equity investments during 2016. The Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” as a result of the firm gas gathering agreement that remains in effect between the Company and Targa and a transportation services agreement between Targa and Carnero Gathering. This deferred gain will be amortized periodically over the term of the firm gas gathering agreement according to volumes delivered through the Carnero Gathering pipelines.

Results of Operations and Pro Forma Operating Results

The following unaudited pro forma combined financial information for the three months ended March 31, 2017 and 2016 is based on the historical consolidated financial statements of the Company adjusted to reflect as if the Comanche Acquisition and related financing had occurred on January 1, 2016. The unaudited pro forma combined financial information includes adjustments primarily for revenues and expenses for the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and issuance cost amortization of or the acquisition preferred financing.  The unaudited pro forma combined financial statements give effect to the events set forth below:

•	The Comanche Acquisition completed March 1, 2017.
•

The issuance of 500,000 preferred units of SN UnSub (the “SN UnSub Preferred Units” as defined further below in Note 13, “Stockholders’ and Mezzanine Equity”) for $500 million to finance a portion of the Comanche Acquisition.

•	The borrowing of $173.5 million on a $330 million senior secured reserve based revolving credit facility to SN UnSub (the “SN UnSub Credit Agreement” as defined below in Note 6, “Long-Term Debt”) to finance a portion of the Comanche Acquisition.
•	Issuance of 1,455,000 shares of the Company’s common stock to certain funds managed or advised by GSO Capital Partners LP (“GSO”), who is an investor in SN UnSub.
•	Issuance of 45,000 shares of the Company’s common stock to Intrepid Private Equity V-A, LLC (“Intrepid”), who is an investor in SN UnSub.
•	Issuance of warrants to certain funds managed or advised by GSO (the “GSO Funds”) to purchase 1,940,000 shares of the Company’s common stock at an exercise price of $10 per share.
•	Issuance of warrants to Intrepid to purchase 60,000 shares of the Company’s common stock at an exercise price of $10 per share.
•	Issuance of warrants to Gavilan to purchase 6,500,000 shares of the Company’s common stock at an exercise price of $10 per share.

	Three months ended March 31,
	2017	2016
Revenues	$177,872	$145,307
Net income (loss) attributable to common stockholders	$(315,690)	$(358,058)
Net income (loss) per common share, basic and diluted	$(3.82)	$(5.04)

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Comanche Acquisition and related financings been completed as of the dates set forth in this unaudited pro forma combined financial information and should not be taken as indicative of the Company’s future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017, for the Comanche Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Three months ended March 31,
2017
Revenues	$22,104
Excess of revenues over direct operating expenses	$10,869

Note 4. Cash and Cash Equivalents

As of March 31, 2017 and December 31, 2016, cash and cash equivalents consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cash at banks	$56,030	$58,269
Money market funds	68,555	443,648
Total cash and cash equivalents	$124,585	$501,917

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements. Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three month period ended March 31, 2017, the Company did not record a full cost ceiling test impairment. While there is a possibility that the Company will incur impairments to our full cost pool in 2017, factors impacting the full cost ceiling test impairment calculation in future periods have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the second quarter of 2017.

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

Note 6. Long‑Term Debt

Long-term debt on March 31, 2017, consisted of $1.15 billion face value of 6.125% senior notes (consisting of $850 million in Original 6.125% Notes (defined below) and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million), maturing on January 15, 2023, $600 million principal amount of 7.75% senior notes (consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes (defined below), which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021, and $190 million related to the SN UnSub Credit Agreement (defined below).

As of March 31, 2017, and December 31, 2016, the Company’s long‑term debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			March 31,	December 31,
	Interest Rate	Maturity date	2017	2016
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—	$—
SN UnSub Credit Agreement	Variable	March 1, 2022	190,000	—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,940,000	1,750,000
Unamortized discount on Additional 7.75% Notes			(3,804)	(4,030)
Unamortized premium on Additional 6.125% Notes			1,562	1,629
Unamortized debt issuance costs			(56,144)	(34,832)
Total long-term debt			$1,881,614	$1,712,767

The components of interest expense are (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest on Senior Notes	$(29,234)	$(29,235)
Interest on SN UnSub credit agreement	(756)	—
Interest expense and commitment fees on credit agreement	(379)	(297)
Amortization of debt issuance costs	(2,497)	(1,915)
Amortization of discount on Additional 7.75% Notes	(226)	(226)
Amortization of premium on Additional 6.125% Notes	67	67
Total interest expense	$(33,025)	$(31,606)

Credit Facility

Second Amended and Restated Credit Agreement:  On June 30, 2014, the Company, as borrower, and SEP III, SN Marquis, SN Cotulla, SN Operating, LLC, SN TMS, LLC and SN Catarina, as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada, as the administrative agent and collateral agent, and the lenders party thereto (together with all subsequent amendments, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of March 31, 2017, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement, which had a borrowing base of $350 million and aggregate elected commitments of $300 million. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and aggregate elected commitment amount. All of the $300 million aggregate elected commitment amount was available for future revolver borrowings as of March 31, 2017.

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

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make investments, engage in transactions with affiliates, enter into hedge transactions, and make acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 at all times, and (ii) net first lien debt (defined as the excess of first lien debt over cash) to consolidated last twelve months EBITDA of not greater than 2.0 to 1.0 as of the last day of any fiscal quarter. As of March 31, 2017, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

See Note 20, “Subsequent Events,” for a discoussion on our eighth amendment to the Second Amended and Restated Credit Agreement subsequent to March 31, 2017.

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

SN UnSub Credit Agreement

On March 1, 2017, SN UnSub, as borrower, entered into a credit agreement for a $500 million revolving credit facility with JP Morgan Chase Bank, N.A. as the administrative agent and the lenders party thereto with a maturity date of March 1, 2022 (the “SN UnSub Credit Agreement”). The initial borrowing base amount under the SN UnSub Credit Agreement is $330 million. Additionally, the SN UnSub Credit Agreement provides for the issuance of letters of credit, generally limited in the aggregate to the lesser of $50 million and the total availability under the borrowing base. As of March 1, 2017, there were approximately $173.5 million of borrowings and no letters of credit outstanding under the SN UnSub Credit Agreement. Availability under the SN UnSub Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which is subject to periodic redetermination.

Redeterminations of the borrowing base are scheduled to occur semi-annually in April and October of each year, with the initial redetermination in May 2017 (see further discussion in Note 20, “Subsequent Events”). In addition, the borrowing base is subject to interim redetermination at the request of SN UnSub or the lenders based on, among other things, the lenders’ evaluation of SN UnSub’s and its subsidiaries’ oil and natural gas reserves. The borrowing base is also subject to reduction by 25% of the amount of certain junior debt issuances other than the first $200 million of such debt and by reductions as a result of hedge terminations and asset dispositions that exceed 5% of the then-effective borrowing base, in addition to other customary adjustments. As of March 31, 2017, there were approximately $190.0 million of borrowings and no letters of credit outstanding under the SN UnSub Credit Agreement.

SN UnSub’s obligations under the SN UnSub Credit Agreement are secured by a first priority lien on substantially all of SN UnSub’s assets and the assets of SN UnSub’s existing and future subsidiaries not designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries not designated as “unrestricted subsidiaries,” as well as a pledge of equity interests in SN UnSub held by SN UnSub Holdings and SN EF UnSub GP, LLC, the general partner of SN UnSub (the “SN UnSub General Partner”), in each case, subject to customary exceptions. The obligations under the SN UnSub Credit Agreement are guaranteed by all of SN UnSub’s existing and future subsidiaries not designated as “unrestricted subsidiaries,” subject to customary exceptions. As of March 31, 2017, SN UnSub had no subsidiaries.

At SN UnSub’s election, borrowings under the SN UnSub Credit Agreement may be made on an alternate base rate (“ABR”) or a Eurodollar rate basis, plus an applicable margin. The applicable margin varies from 1.75% to 2.75% for alternate base rate borrowings and from 2.75% to 3.75% for Eurodollar borrowings, depending on the utilization of the borrowing base. In addition, SN UnSub is also required to pay a commitment fee on the amount of any unused commitments at a rate of 0.50% per annum. Interest on the borrowings for ABR loans and the commitment fee are generally payable quarterly. Interest on the borrowings for Eurodollar loans are generally payable at the applicable maturity date. The SN UnSub Credit Agreement contains various affirmative and negative covenants and events of default that limit SN UnSub’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make certain investments, engage in transactions with affiliates, enter into and maintain hedge transactions and make certain acquisitions.

The SN UnSub Credit Agreement also provides for an event of default upon a change of control and cross default between the SN UnSub Credit Agreement and other indebtedness of SN UnSub in an aggregate principal amount exceeding $25 million. Additionally, the SN UnSub Credit Agreement contains “separateness” covenants that require SN UnSub to comply with certain corporate formalities and transact with affiliates on an arms’ length basis. Furthermore, the SN UnSub Credit Agreement contains financial covenants that require SN UnSub to satisfy certain specified financial ratios, including (i) a current assets to current liabilities ratio of at least 1.0 to 1.0 as of the last day of each fiscal quarter and (ii) a net debt to consolidated EBITDA ratio of not greater than 4.0 to 1.0 for each test period, in each case commencing with the fiscal quarter ending June 30, 2017.

From time to time, the agents, arrangers, book runners and lenders under the SN UnSub Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to SN UnSub and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions.

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

6.125% Senior Notes Due 2023

On June 27, 2014, the Company completed a private offering of $850 million in aggregate principal amount senior unsecured 6.125% notes due 2023 (the “Original 6.125% Notes”). Interest on the notes is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its previous credit facility and to finance a portion of the purchase price of the our acquisition of 106,000 net contiguous acres in Dimmit, LaSalle and Webb Counties, Texas (the “Catarina Acquisition”). We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.

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

Pursuant to tripartite agreements by and among the Company, U.S. Bank National Association (“U.S. Bank”) and Delaware Trust Company (“Delaware Trust”), effective May 20, 2016, U.S. Bank resigned as the Trustee, Notes Custodian, Registrar and Paying Agent (“Trustee”) under the indentures of the Senior Notes and Delaware Trust was appointed as successor Trustee.  No other changes to the indentures for the 6.125% Notes or the 7.75% Notes were made at the time of the change in Trustee.

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

These hedging activities, which are governed by the terms of our Second Amended and Restated Credit Agreement and the SN UnSub Credit Agreement, as applicable, are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market makers. All of our derivatives with lenders, or affiliates of lenders, in our Second Amended and Restated Credit Agreement are collateralized by the assets securing our Second Amended and Restated Credit Agreement and, therefore, do not currently require the posting of cash collateral. Our existing derivatives with non-lender counterparties, as designated under the Second Amended and Restated Credit Agreement, are unsecured and do not require the posting of cash collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

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

The following table presents derivative positions for the periods indicated as of March 31, 2017:

	April 1 - December 31, 2017	2018	2019	2020
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged volume (Bbls)	4,348,000	3,475,000	3,149,000	381,000
Average price ($/Bbl)	$53.08	$53.14	$51.91	$53.52

Collars (NYMEX WTI):
Hedged volume (Bbls)	550,000	-	-	-
Average long put price ($/Bbl)	$45.00	$-	$-	$-
Average short call price ($/Bbl)	$62.00	$-	$-	$-

Natural gas positions:
Fixed-for-floating price swaps (NYMEX Henry Hub):
Hedged volume (MMBtu)	40,994,500	59,912,500	17,644,000	2,361,000
Average price ($/MMBtu)	$3.11	$3.05	$2.90	$2.82

 The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the three months ended March 31, 2017, and the year ended December 31, 2016 (in thousands):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2017	2016
Beginning fair value of commodity derivatives	$(35,014)	$178,283
Net gains (losses) on crude oil derivatives	22,322	(47,389)
Net gains (losses) on natural gas derivatives	16,560	(30,307)
Net settlements on derivative contracts:
Crude oil	74	(135,491)
Natural gas	2,831	(24,657)
Net premiums on derivative contracts:
Crude oil	—	24,547
Ending fair value of commodity derivatives	$6,773	$(35,014)

Embedded Derivatives

The Company consummated contracts for the purchase of sand that contain provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the NYMEX WTI oil price and NYMEX Henry Hub natural gas price at various timelines. The Company has marked this derivative to market as of March 31, 2017, and incurred an approximate $0.7 million gain as a result. Any gains or losses related embedded derivatives are recorded as a component of other income (expense) in the consolidated statement of operations.

The following table sets forth a reconciliation of the changes in fair value of the Company’s embedded derivatives for the quarter ended March 31, 2017 (in thousands):

March 31,
2017
Beginning fair value of embedded derivatives	$—
Initial fair value of embedded derivatives	—
Gain on embedded derivatives	685
Ending fair value of embedded derivatives	$685

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

	March 31, 2017
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$12,678	$(2,200)	$10,478
Long-term asset	19,048	(690)	18,358
Total asset	$31,726	$(2,890)	$28,836
Offsetting Derivative Liabilities:
Current liability	$19,259	$(2,200)	$17,059
Long-term liability	5,009	(690)	4,319
Total liability	$24,268	$(2,890)	$21,378

	December 31, 2016
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$844	$(844)	$—
Long-term asset	1,426	(1,426)	—
Total asset	$2,270	$(2,270)	$—
Offsetting Derivative Liabilities:
Current liability	$32,622	$(844)	$31,778
Long-term liability	4,662	(1,426)	3,236
Total liability	$37,284	$(2,270)	$35,014

Note 8. Investments

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 of SPP’s common units for $25.0 million in a private placement. As of March 31, 2017, this ownership represents approximately 16.1% of SPP’s outstanding common units. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SPP. The Company records the equity investment in SPP at fair value at the end of each reporting period. The Company recorded gains related to the investment in SPP for the three months ended

March 31, 2017 of approximately $8.9 million. In addition, the Company recorded dividend income of approximately $1.0 million from the quarterly dividend on the investment in SPP. Any gains or losses and dividend income related to the investment in SPP are recorded as a component of other income (expense) in the consolidated statement of operations.

On October 2, 2015, the Company, via SN Catarina, purchased from a subsidiary of Targa, a 10% undivided interest in the Silver Oak II Gas Processing Facility (the “SOII Facility”) in Bee County, Texas for a purchase price of $12.5 million. Targa owns the remaining undivided 90% interest in the SOII Facility, which is operated by Targa. Concurrently with the execution of the purchase and sale agreement for the SOII Facility, the Company entered into a firm gas processing agreement, whereby Targa began processing a firm quantity of 125,000 Mcf per day on March 1, 2016 until the in-service date of the Processing Plant. The Company is accounting for its interest in the SOII Facility as an equity method investment as Targa is the operator and majority interest owner of the SOII Facility. As of March 31, 2017, the Company had invested $12.5 million in the SOII Facility and recorded earnings of approximately $435  thousand from its equity interest in the SOII Facility for the three months ended March 31, 2017.

On November 22, 2016, SN Midstream completed the Carnero Processing Disposition. The Company accounted for this joint venture as an equity method investment, as Targa is the operator of the joint venture and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the Carnero processing Disposition, the Company had invested approximately $48.0 million in Carnero Processing. The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Processing. The remaining 50% membership interests of Carnero Processing are owned by an affiliate of Targa. The Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” as a result of the firm gas processing agreement that remains between the Company and Targa. This deferred gain will be amortized periodically over the term of this firm gas processing agreement according to volumes processed through the Carnero Processing facility.

On July 5, 2016, SN Midstream completed the Carnero Gathering Disposition. Prior to the sale, the Company had invested approximately $26.0 million in Carnero Gathering. As part of the Carnero Gathering Disposition, SPP is required to pay SN Midstream a monthly earnout based on gas received from SN Catarina at Carnero Gathering’s receipt points and gas delivered and processed at the Processing Plant by other producers.  The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa. The Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” as a result of the gas gathering agreement that remains in effect between the Company and Targa and a transportation services agreement between Targa and Carnero Gathering. This deferred gain will be amortized periodically over the term of this gas gathering agreement according to volumes delivered through the Carnero Gathering pipelines.

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$68,555	$—	$—	$68,555
Equity investment:
Investment in SPP	35,682	—	—	35,682
Oil derivative instruments:
Swaps	—	13,194	—	13,194
Collars	—	339	—	339
Gas derivative instruments:
Swaps	—	(6,761)	—	(6,761)
Embedded derivative instruments:
Embedded derivative instruments:	—	685	—	685
Total	$104,237	$7,457	$—	$111,694

	As of December 31, 2016
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$443,648	$—	$—	$443,648
Equity investment:
Investment in SPP	26,818	—	—	26,818
Oil derivative instruments:
Swaps	—	(8,291)	—	(8,291)
Collars	—	(572)	—	(572)
Gas derivative instruments:
Swaps	—	(26,151)	—	(26,151)
Total	$470,466	$(35,014)	$—	$435,452

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds and time deposits included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. The Company’s money market funds and time deposits represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds and time deposits as Level 1 instruments due to the fact that these instruments have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. In addition, the Level 1 instruments include the Company’s equity investment in common units of SPP as further discussed in Note 8, “Investments.” The investment in SPP is being accounted for under the fair value option, included in investments on the Company’s balance sheet as of March 31, 2017. The Company identified the common units in SPP as a Level 1 instruments due to the fact that SPP is a publicly traded company on the NYSE MKT with daily quoted prices that can be easily obtained.

The Company’s derivative instruments, which consist of swaps, puts and collars, are classified as Level 2 as of March 31, 2017 and December 31, 2016 in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps and collars generally have no unobservable inputs and they are classified as Level 2. Put derivatives have inputs which are observable, either directly or indirectly, using market data. As of March 31, 2017, the Company believes that substantially all of the inputs required to calculate the fair value of puts are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. As of December 31, 2016, the Company believes that substantially all of the inputs required to calculate the fair value of swaps and puts are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no commodity derivative instruments classified as Level 3 as of March 31, 2017 or December 31, 2016.

Embedded Derivative: The Company consummated contracts for the purchase of sand that contain provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the NYMEX Henry Hub natural gas price  at various timelines. The Company believes that substantially all of the inputs required to calculate the embedded derivatives are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2 inputs. The Company has marked this derivative to market as of March 31, 2017, and incurred an approximate $0.7 million gain as a result. The gain is the result of the increase in fair value of the embedded derivative due to the favorable terms of the contracts compared to future forecasted oil and natural gas commodity prices.

The fair value of the Company’s embedded derivatives classified as Level 2 as of March 31, 2017 was $0.7 million. Changes in the inputs will impact the fair value measurement of the Company's embedded derivative contracts.

Fair Value on a Non‑Recurring Basis

The Company follows the provisions of ASC 820-10 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. Fair value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocation for the Comanche Acquisition is presented in Note 3, “Acquisitions and Divestitures.” Liabilities assumed include asset retirement obligations existing at the date of acquisition. Asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 10, “Asset Retirement Obligations.”

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”), the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares of our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 13, “Stockholders’ and Mezzanine Equity.”

Fair Value of Other Financial Instruments

The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short-term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $592.5 million as of March 31, 2017 and was calculated using quoted market prices based on trades of such debt as of that date. The registered 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 6.125% Notes was $1,058 million as of March 31, 2017 and was calculated using quoted market prices based on trades of such debt as of that date.

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

The changes in the asset retirement obligation for the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Three Months Ended	Year Ended
	March 31,	December 31,
	2017	2016
Abandonment liability, beginning of period	$25,087	$25,907
Liabilities incurred during period	499	1,492
Acquisitions	8,165	219
Divestitures	(264)	(4,433)
Revisions	(51)	(172)
Accretion expense	558	2,074
Abandonment liability, end of period	$33,994	$25,087

Note 11. Related Party Transactions

SOG, headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG, Sanchez Energy Partners I, LP (“SEP I”), and their affiliates (but excluding the Company) collectively as the “Sanchez Group.” Ana Lee Sanchez Jacobs, an immediate family member of our President, our Chief Executive Officer, the Executive Chairman of our Board and Patricio D. Sanchez, an Executive Vice President of the Company, collectively with such individuals, either directly or indirectly, owns a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, Jr. is a member of the board of directors of SOG, and such other individuals as well as Ms. Ana Lee Sanchez Jacobs are officers of SOG.

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

Salaries and associated benefits of SOG employees are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	March 31,
	2017	2016
Administrative fees	$13,990	$12,084
Third-party expenses	1,532	3,084
Total included in general and administrative expenses	$15,522	$15,168

As of March 31, 2017 and December 31, 2016, the Company had a net receivable from SOG and other members of the Sanchez Group of $6.5 million and $6.4 million, respectively, which are reflected as “Accounts receivable—related entities” in the condensed consolidated balance sheets. The net receivable as of March 31, 2017 and December 31, 2016 consists primarily of advances paid related to general and administrative and other costs paid to SOG.

As of March 31, 2017 and December 31, 2016, the Company had a net payable to SPP of approximately $4.8 million and $9.0 million, respectively, that consists primarily of the accrual for fees associated with the gathering agreement signed with SPP as part of the Company’s sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (the “Western Catarina Midstream Divestiture”), which is reflected in the “Accrued Liabilities - Other” account on the consolidated balance sheets. Antonio R. Sanchez, III, the son of Antonio R. Sanchez, Jr. and brother of Eduardo A. Sanchez and Patricio D. Sanchez, is the Company’s Chief Executive Officer and is a member of the board of directors of both the Company and of the general partner of SPP (“SPP GP”). Patricio D. Sanchez, an Executive Vice President of the Company, is the chief operating officer of SPP and director of SPP GP. Mr. E. A. Sanchez, our President, is also a member of the board of directors of SPP GP. Messrs. Sanchez, Jr., Sanchez, III, Patricio D. Sanchez and E. Sanchez all directly or indirectly own certain equity interests in the Company and SPP. Messrs. Sanchez, Jr., Sanchez, III, Patricio Sanchez and E. Sanchez beneficially own approximately 0.57%,  1.40%,  1.78% and 1.39%, respectively, in SPP common units as of March 31, 2017.

Production Asset Transaction

On November 22, 2016, we completed the Production Asset Transaction discussed above to SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”).

Carnero Processing Disposition

On November 22, 2016, we sold our membership interests in Carnero Processing to SPP, which is a related party (see Note 3, “Acquisitions and Divestitures”).

SPP Unit Acquisition

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 common units of SPP for $25.0 million in a private placement (see Note 8, “Investments”).

SPP Lease Option

On October 6, 2016, the Company and SN Terminal, LLC (the “SNT”), a wholly owned subsidiary of the Company, on the one hand, entered into a Purchase and Sale Agreement (the “Lease Option Purchase Agreement”) with SPP, on the other hand, pursuant to which SNT sold and conveyed to SPP an option to acquire a ground lease (the “Lease Option”) to which SNT is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas. In addition, if the Company or any of its affiliates have entered into an option to engage in the construction of or participation in a Project (as defined below) and/or receive the benefit of an acreage dedication from an affiliate of the Company relating to a Project, then such option and/or acreage dedication will also be assigned to SPP, if SPP exercises the Lease Option. SPP will pay SNT $1.00 if the Lease Option is exercised, along with $250,000 if SPP or any other person affiliated with SPP elects to construct, own or operate a marine crude storage terminal on or within five miles of the Port Comfort lease or participates as an investor in the same, within five miles thereof (a “Project”), or the Company or its affiliates convey an acreage dedication to or an option regarding a Project.

Carnero Gathering Disposition

On July 5, 2016, the Company sold its interests and any remaining commitment to invest in Carnero Gathering to SPP (see Note 3, “Acquisitions and Divestitures”).

Comanche Acquisition

On March 1, 2017, we closed the Comanche Acquisition discussed above, and entered into a number of transactions with Gavilan, GSO and the Blackstone Warrantholders (as defined below), which are related parties (see Note 3, “Acquisitions and Divestitures”). In connection with the closing of the Comanche Acquisition, we also entered into a number of agreements with each of Gavilan, GSO and the Blackstone Warrantholders, including (i) the SPA (as defined below) with an investment vehicle owned by the GSO Funds and a controlled affiliate of GSO, (ii) warrant agreements with the Blackstone Warrantholders, (iii) Registration Rights Agreements with the Blackstone Warrantholders and GSO, (iv) the Partnership Agreement with an entity controlled by an affiliate of GSO, and (v) the GP LLC Agreement with a controlled affiliate of GSO (See Note 13, “Stockholders’ and Mezzanine Equity).

In addition, in connection with the closing of the Comanche Acquisition, we also entered into (i) separate  standstill and voting agreements (the “Standstill Agreements”) with the Blackstone Funds (as defined below) and the GSO Funds, respectively, (ii) an eight-year (subject to earlier termination as provided for therein) joint development agreement (the “JDA”) with Gavilan, (iii) a shareholders agreement (the “Shareholders Agreement”) with Gavilan Resources Holdco, LLC (“Gavilan Holdco”), (iv) a management services agreement (the “Management Services Agreement”) with Gavilan Holdco and SN Comanche Manager, LLC (“Manager”), a wholly owned subsidiary of the Company, and (v) certain marketing agreements with Gavilan.

Each Standstill Agreement (i) restricts the ability of each of Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P. (together, the “Blackstone Funds”) and the GSO Funds (and indirectly certain of their affiliates) to take certain actions relating to the acquisition of our securities or assets or participation in our management, (ii) contains a two year lock-up restricting dispositions of the Company’s common stock or the warrants to purchase the Company’s common stock, and (iii) contains an agreement to vote any voting securities of the Company in the same manner as recommended by the board of directors of the Company.

Pursuant to the Shareholders Agreement, Gavilan Holdco has the right, but not the obligation, to appoint one observer representative to be present at all regularly scheduled meetings of the full board of directors of the Company.

The JDA provides for the administration, operation and transfer of the jointly owned Comanche Assets, and further provides for the (i) establishment an operating committee to control the timing, scope and budgeting of operations on the Comanche Assets (subject to certain exceptions) and (ii) designate SN Maverick as operator of the Comanche Assets and certain other interests (subject to forfeiture in the event of certain default events); the JDA also provides for mechanics relating to division of assets and operatorship among the parties, contains restrictions on the indirect or direct transfer of the parties’ interests in the Comanche Assets, including certain tag-along rights and rights of first offer provisions, and provides Gavilan with certain drag-along rights in the event of certain sale transactions, subject to certain exceptions and potential alternative structures or asset divisions. For additional information regarding the JDA, see Note 16, “Commitments and Contingencies.”

Pursuant to the Management Services Agreement, the Manager serves as manager of Gavilan Holdco’s business and provides comprehensive general, administrative, business and financial services at a price equal to Manager’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), continuing until the occurrence of one or more events giving Manager or Gavilan Holdco the right to terminate the agreement.  At the closing of the Comanche Acquisition, Gavilan Holdco paid $1.0 million to Manager under the agreement.  We also entered into a back-to-back management arrangement between Manager and SOG, on substantially the same terms and conditions as the Management Services Agreement, pursuant to which Manager delegated to SOG, and SOG agreed to perform for and on behalf of Manager, Manager’s duties and obligations under such services agreement; Manager is required to remit amounts received directly from Gavilan Holdco to Manager, including the $1.0 million paid at closing to Manager, and to pay SOG the 2% administrative fee referred to above.  In addition, we entered into a management services agreement between SOG and SN UnSub pursuant to which SOG serves as manager of  SN UnSub’s oil and gas properties and provides comprehensive general, administrative, business and financial services at a price equal to SOG’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), with an initial term expiring on March 1, 2024 (subject to earlier termination as provided therein), renewing automatically for additional one-year terms thereafter unless either SN UnSub or SOG delivers written notice to the other of its desire not to renew the term at least 180 days prior to such anniversary date.

We entered into a crude oil production marketing agreement, a residue gas marketing agreement and a natural gas liquids marketing agreement between Gavilan and SN Maverick wherein Gavilan sells all production from the Comanche asset to SN Maverick and SN Maverick purchases all such production from Gavilan, transports and sells such production and remits to Gavilan its proportionate share of the sale proceeds.

Note 12. Accrued Liabilities

The following information summarizes accrued liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Capital expenditures	$52,312	$35,154
Other:
General and administrative costs	8,444	14,738
Production taxes	2,070	2,396
Ad valorem taxes	2,632	2,756
Lease operating expenses	28,543	23,942
Interest payable	28,513	34,266
Leasehold improvements	3,987	4,360
Total accrued liabilities	$126,501	$117,612

Note 13. Stockholders’ and Mezzanine Equity

Common Stock Offerings— On February 6, 2017, the Company completed an underwritten public offering of 10,000,000 shares of the Company's common stock at a price to the public of $12.50 per share ($11.7902 per share, net of underwriting discounts). The Company granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s common stock on the same terms, which was exercised in full and closed on February 6, 2017. The Company received net proceeds of approximately $135.9 million (after deducting underwriting discounts of approximately $7.8 million) from the sale of the shares of common stock. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of March 31, 2017, based on the initial conversion price, approximately 4,275,640  shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of March 31, 2017, all dividends accumulated through that date had been paid. The dividends accrued for the period from January 1 to March 31, 2017, were declared by the Board and paid with the Company’s common stock on April 3, 2017.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. As of March 31, 2017, based on the initial conversion price, approximately 8,244,539  shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of March 31, 2017, all dividends accumulated through that date had been paid. The dividends accrued for the period from January 1 to March 31, 2017, were declared by the Board and paid with the Company’s common stock on April 3, 2017.

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

NOL Rights Plan—On July 28, 2015, the Company entered into a net operating loss carryforwards (“NOLs”) rights plan (as amended, the “Rights Plan”)with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The dividend was paid on August 10, 2015 to stockholders of record as of the close of business on August 7, 2015 (the “NOL Record Date”). In addition, one Right automatically attached to each share of common stock issued between the NOL Record Date and such date as when the Rights become exercisable. On March 1, 2017, the Company amended the Rights Plan to, among other things, amend certain defined terms to account for the issuance and sale of shares of Common Stock to the GSO Funds and the issuance of warrants to the Blackstone Warrantholders in connection with the closing of the Comanche Acquisition.

Common Stock and Stock Warrants Issuance—At the closing of the Comanche Acquisition pursuant to the Amended and Restated Securities Purchase Agreement (the “SPA”), and subject to the other terms and conditions provided therein, (i) the GSO Funds received 1,455,000 shares of the Company’s common stock and warrants to purchase 1,940,000 shares of the Company’s common stock at an exercise price of $10 per share, subject to customary anti-dilution adjustments; and (ii) Intrepid received 45,000 shares of the Company’s common stock and warrants to purchase 60,000 shares of the Company’s common stock at an exercise price of $10 per share, subject to customary anti-dilution adjustments. The warrants issued to the GSO Funds and Intrepid expire on March 1, 2032, in each case in accordance with the terms and conditions of the applicable warrant agreement.

Also at the closing of the Comanche Acquisition, the Company entered into (i) three separate warrant agreements to purchase an aggregate of 6,500,000 shares of the Company’s common stock with each of Gavilan Resources Holdings—A, LLC, Gavilan Resources Holdings —B, LLC, and Gavilan Resources Holdings—C, LLC (collectively, the “Blackstone Warrantholders”), that provide for a $10 exercise price per share to purchase the Company’s common stock, subject to customary anti-dilution adjustments. The warrants issued to the Blackstone Warrantholders expire on March 1, 2022 in accordance with the terms and conditions of the applicable warrant agreement.

The exercise price and the number of shares of the Company’s common stock for which a warrant is exercisable are subject to adjustment from time to time upon the occurrence of certain event including: (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in the Company’s common stock, (ii) a subdivision, combination, or reclassification of the Company’s common stock, (iii) the distribution of any rights, options or warrants (excluding rights issued under the Company’s rights agreement) to all holders of the Company’s common stock entitling them for a certain period of time to purchase shares of the Company’s common stock at a price per share less than the fair market value per share, and (iv) payment of a cash distribution to all holders of the Company’s common stock or a distribution to all holders of the Company’s common stock any shares of the Company’s capital stock, evidences of indebtedness, or any of assets or any rights, warrants or other securities of the Company.  The warrant agreements also provide that, if the Company proposes a voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company, the holders of the warrants will receive the kind and number of other securities or assets which the holder would have been entitled to receive if the holder had exercised the warrant in full immediately prior to the time of such dissolution, liquidation or winding up and the right to exercise the warrant will terminate on the date on which the holders of record of the shares of common stock are entitled to exchange their shares for securities or assets deliverable upon such dissolution, liquidation or winding up.

In addition, the Company entered into separate registration rights agreements with the Blackstone Warrantholders, the GSO Funds, and Intrepid (collectively, the “Registration Rights Agreements”) The Registration Rights Agreements grant the parties certain registration rights for the shares of our common stock acquired by the parties, including the shares issuable upon the exercise of the warrants to purchase the Company’s common stock. The Registration Rights Agreement with the Blackstone Warrantholders and the GSO Funds provide that the Company will use its reasonable best efforts to prepare and file a shelf registration statement with the SEC to permit the public resale of all registrable securities covered by the applicable Registration Rights Agreement within 18 months of the date of the agreement and to cause such shelf registration statement to be declared effective no later than two years after the date of the agreement.

The Registration Rights Agreements include piggyback rights for the applicable holders, which provide that, if the Company proposes to file certain registration statements or supplements to certain effective registration statements for the sale of shares of the Company’s common stock in an underwritten offering for its own account or that of another person or both, then the Company is required to offer the holders the opportunity to include in such underwritten offering such number of registrable securities as each such holder may request, subject to certain cutback rights if the Company has been advised by the managing underwriter that the inclusion of registrable securities for sale for the benefit of the holders will have an adverse effect on the price, timing or distribution of the shares of common stock in the underwritten offering.

SN UnSub Preferred Unit Issuance—At the closing of the Comanche Acquisition, pursuant to the SPA and subject to the other terms and conditions provided therein, the GSO Funds purchased 485,000 preferred units of SN UnSub for $485,000,000 and Intrepid purchased 15,000 preferred units of SN UnSub for $15,000,000 (in aggregate, the “SN UnSub Preferred Units”). The applicable parties entered into an amended and restated partnership agreement of SN

UnSub (the “Partnership Agreement”) and an amended and restated limited liability company agreement of SN UnSub General Partner (the “GP LLC Agreement”).

Under the terms of the Partnership Agreement, holders of the SN UnSub Preferred Units are entitled to receive distributions of 10.0% per annum, payable quarterly in cash, unless a cash payment is then prohibited by certain of SN UnSub’s debt agreements, in which case such distribution will be deemed to have been paid in kind. SN UnSub may not make distributions on the SN UnSub common units until the preferred units are redeemed in full.

The SN UnSub Preferred Units have priority over the common units, to the extent of the Base Return (as defined below), upon a liquidation, sale of all or substantially all assets, certain change of control and exit transactions.

SN UnSub may, from time to time and subject to the conditions set forth in the Partnership Agreement, redeem SN UnSub Preferred Units at a purchase price per unit sufficient to achieve the greater of (i) a 14.0% internal rate of return for such unit and (ii) a 1.50x return on the purchase price for such unit, in each case inclusive of previous distributions made in cash (the “Base Return”). Partners holding a majority of the SN UnSub Preferred Units will have the option to request SN UnSub to redeem all of the preferred units for the Base Return at any time following the seventh anniversary of issuance or upon the occurrence of certain change of control transactions, as further described in the Partnership Agreement.

If (i) the SN UnSub Preferred Units are not timely redeemed by SN UnSub when required, (ii) SN UnSub fails, after March 1, 2018, to pay the holders of the SN UnSub Preferred Units a cash distribution in any two quarters, regardless of whether consecutive, and such failure is continuing, (iii) SN UnSub takes certain material actions without the consent of the holders of the SN UnSub Preferred Units, when required, (iv) certain events of default under SN UnSub and the Company’s credit agreements have occurred or (v) SN Maverick is removed as operator under the JDA under certain circumstances, then a controlled affiliate of GSO will be entitled to appoint a majority of the members of the board of directors of SN UnSub General Partner and may cause a sale of the assets or equity of SN UnSub in order to redeem the SN UnSub Preferred Units.

The SN UnSub Preferred Units issued in March 2017 are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following as of March 31, 2017(in thousands):

March 31,
2017
Mezzanine equity beginning balance	$—
Private placement of SN UnSub Preferred Units	500,000
Discount	(97,781)
Amortization of Discount	1,710
Dividends Accrued	4,167
Dividends paid	(4,167)
Total mezzanine equity	$403,929

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) per common share - diluted	$9,702	$(65,774)
Less:
Preferred stock dividends	(3,987)	(3,987)
Preferred unit dividends and distributions	(16,466)	—
Preferred unit amortization	(1,710)	—
Net loss allocable to participating securities(1)(2)	—	—
Net loss attributable to common stockholders	$(12,461)	$(69,761)
Weighted average number of unrestricted outstanding common shares used to calculate basic net loss per share	69,659	58,099
Dilutive shares(3)(4)	—	—
Denominator for diluted earnings (loss) per common share	69,659	58,099
Net loss per common share - basic and diluted	$(0.18)	$(1.20)

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

For the three months ended March 31, 2017 and 2016, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(3)

The three months ended March 31, 2017 excludes 1,477,299 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(4)

The three months ended March 31, 2016 excludes 685,597 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

Note 14. Stock‑Based Compensation

At the Annual Meeting of Stockholders of the Company held on May 24, 2016 (“2016 Annual Meeting”), the Company’s stockholders approved the Sanchez Energy Corporation Third Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The Board had previously approved the LTIP on May 21, 2016, subject to stockholder approval.

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

During the three months ended March 31, 2017, the Company issued approximately 1.8 million shares of restricted common stock pursuant to the LTIP to certain employees (including the Company’s officers) and consultants of SOG, with whom the Company has a services agreement. The majority of these shares of restricted common stock vest in equal annual amounts over a three-year period.

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

The PARS, PAPS and Phantom Stock awards granted to certain employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company’s officers) and consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the inclusion of market performance acceleration conditions does not change the accounting classification as compared to the restricted stock without market performance acceleration conditions, as both are still classified as equity within the Company’s balance sheet. The Phantom Stock awards are required to be settled in cash by the Company and, per the guidance, should be classified as a liability.  Compensation expense for the unvested awards is revalued at each period end and is amortized over the vesting period of the stock-based award using the straight-line method.

During the three months ended March 31, 2017, the Company issued approximately 1.8 million shares of Phantom Stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the

Company has a services agreement. Approximately 0.9 million shares vest in equal annual amounts over a three-year period and the remaining 0.9 million shares vest in equal annual amounts over a four-year and five-year period.

On March 1, 2017, the Company’s Chief Executive Officer, Executive Chairman of the Board, President, and Chief Operating Officer entered into a new form of agreement for use in equity awards pursuant to the LTIP, for 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, and 81,745 target shares of the Company’s common stock, respectively. The new form of agreement is a performance phantom stock agreement payable in shares of common stock (the “Performance Phantom Stock Agreement”). The phantom shares granted under the Performance Phantom Stock Agreement will vest (if any) in equal annual increments over a five-year period ranging from 0% to 200% of the target phantom shares granted based on the Company’s share price appreciation relative to the share price appreciation of the S&P Oil & Gas Exploration & Production Select Industry Index for each year in the five-year performance period beginning on January 1, 2017 and ending on December 31, 2021, subject each officer’s continuous service with the Company through each vesting date.

The performance awards granted pursuant to the Performance Phantom Stock Agreement (the “Performance Awards”) granted in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the Performance Awards are classified as equity within the Company’s balance sheet, as they are settled in shares of the Company’s common stock. The Performance Awards have graded-vesting features and as such, the compensation expense for the unvested awards is calculated using the graded-vesting method whereby the Company recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though they were, in substance, multiple awards. In addition, the estimated value of each tranche will be revalued at each period end and amortized over the vesting period.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2017	2016
Restricted stock awards, directors	$282	$232
Restricted stock awards, non-employees	11,265	2,576
Performance awards	544	—
Phantom stock awards	10,941	536
Total stock-based compensation expense	$23,032	$3,344

Based on the $9.54 per share closing price of the Company’s common stock on March 31, 2017, there was approximately $35.3 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 2.73 years.

Based on the $9.54 per share closing price of the Company’s common stock on March 31, 2017, there was approximately $1.6 million of unrecognized compensation cost related to the non‑vested PARS restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 3.85 years.

Based on the $9.54  per share closing price of the Company’s common stock on March 31, 2017, there was approximately $33.7 million of unrecognized compensation cost related to the non‑vested PAPS and Phantom Stock award shares outstanding. The cost is expected to be recognized over an average period of approximately 3.10 years.

Based on the estimated per share price of the Performance Awards on March 31, 2017, there was approximately $12.3 million of unrecognized compensation cost related to the Performance Awards. The cost is estimated to be recognized over a weighted average period of approximately 2.63 years.

A summary of the status of the non-vested shares for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Non-vested common stock, beginning of period	6,527	4,426
Granted	1,794	3,096
Vested	(2,349)	(1,107)
Forfeited	—	(363)
Non-vested common stock, end of period	5,971	6,052

As of March 31, 2017, approximately 7.5 million shares remain available for future issuance to participants under the LTIP.

A summary of the status of the non‑vested Phantom Stock shares and PAPS as of March 31, 2017 is presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Non-vested phantom stock, beginning of period	3,912	1,758
Granted	1,795	1,966
Vested	(1,117)	(692)
Forfeited	—	(313)
Non-vested phantom stock, end of period	4,590	2,719

Note 15. Income Taxes

The Company used a year-to-date effective tax rate method for recording income taxes for the three-month periods ended March 31, 2017 and 2016. This method is based on our expectations at March 31, 2017 and 2016 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will use this method each quarter until such time a return to the annualized effective tax rate method is deemed appropriate.

The Company's effective tax rate for the three months ended March 31, 2017 and 2016 was (10.9)% and 0%, respectively. The Company’s effective tax rate of (10.9)% for the three months ended March 31, 2017 is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to run through income tax expense. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0% for the three months ended March 31, 2016 is primarily related to the valuation allowance on deferred tax assets.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, has established a valuation allowance to reduce the deferred tax assets as of March 31, 2017. Due to the Comanche Acquisition, the Company has a separate filing obligation that generates a deferred tax liability of approximately $0.1 million that cannot be taken into account for purposes of the valuation allowance. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At March 31, 2017, the Company had no material uncertain tax positions.

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

On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the “Delaware Derivative Action”). On January 28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company’s purchase of working interests in the TMS from SR Acquisition I, LLC (“SR”). Plaintiffs alleged breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against SR, Eduardo Sanchez, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014, which was granted by the Court of Chancery on November 25, 2014. On October 2, 2015, the Delaware Supreme Court reversed the motions to dismiss and remanded the case to the Court of Chancery of the State of Delaware for further proceedings. The Consolidated Derivative Actions are currently in the late stages of discovery.  A mediation in connection with the matter was held on July 7, 2016. Settlement negotiations are currently ongoing. At the present time, the Company is unable to reasonably predict an outcome or to reasonably estimate a range of possible loss.

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

Comanche Drilling Obligation

In connection with the Comanche Acquisition, we, through our subsidiaries, SN Maverick and SN UnSub, and

Gavilan, entered into a development agreement with Anadarko. The development agreement requires us to drill 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022. The development agreement permits up to 30 wells drilled in excess of the annual 60 well requirement to be carried over to satisfy part of the 60 well requirement in the subsequent annual period on a well-for-well basis. The development agreement contains a parent guarantee of the performance of SN Maverick and SN UnSub. If we fail to complete and equip the required number of wells in a given year (after applying any qualifying additional wells from previous years), we and Gavilan must pay Anadarko E&P Onshore, LLC a default fee of $200,000 for each well we failed to timely complete and equip. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

Lease Payment Obligations

As of March 31, 2017, the Company had $245.0 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $148.3 million in payments due with respect to firm commitment of oil and natural gas volumes under the gathering agreement contract signed with SPP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $85.1 million for corporate and field office leases with expiration dates through March 2025, (iii) $6.2 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter of 2014 and has an expiration date in August 2024, and (iv) $5.4 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

The Company’s ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment. SPP has an option to acquire the lease. See Note 11, “Related Party Transactions.”

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

Note 17. Subsidiary Guarantors

The Company filed registration statements on Form S-3 with the SEC, which became effective January 14, 2013, June 11, 2014 and April 25, 2016 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co-registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of March 31, 2017, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of March 31, 2017, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several. The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of March 31, 2017, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

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

	March 31, 2017
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$427,486	$34,803	$94,588	$(355,450)	$201,427
Total oil and natural gas properties, net	671	1,043,685	731,072	-	1,775,428
Investment in subsidiaries	959,302	-	-	(959,302)	-
Other assets	26,283	17,852	57,570	-	101,705
Total Assets	$1,413,742	$1,096,340	$883,230	$(1,314,752)	$2,078,560

Liabilities and Shareholders' Equity
Current liabilities	$117,260	$243,408	$167,243	$(355,449)	$172,462
Long-term liabilities	1,760,492	25,768	197,411	-	1,983,671
Mezzanine equity	-	-	403,929	-	403,929
Total shareholders' equity (deficit)	(464,010)	827,164	114,647	(959,303)	(481,502)
Total Liabilities and Shareholders' Equity (deficit)	$1,413,742	$1,096,340	$883,230	$(1,314,752)	$2,078,560

	December 31, 2016
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$428,384	$157,154	$158,589	$(181,322)	$562,805
Total oil and natural gas properties, net	-	658,588	-	-	658,588
Investment in subsidiaries	734,704	-	-	(734,704)	-
Other assets	14,376	15,221	35,290	-	64,887
Total Assets	$1,177,464	$830,963	$193,879	$(916,026)	$1,286,280

Liabilities and Shareholders' Equity
Current liabilities	$109,539	$78,344	$170,435	$(181,321)	$176,997
Long-term liabilities	1,764,064	25,087	16,273	(1)	1,805,423
Total shareholders' equity (deficit)	(696,139)	727,532	7,171	(734,704)	(696,140)
Total Liabilities and Shareholders' Equity (deficit)	$1,177,464	$830,963	$193,879	$(916,026)	$1,286,280

	Three Months Ended March 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$111,828	$22,015	$-	$133,843
Total operating costs and expenses	64,572	62,336	21,012	(500)	147,420
Other income (expense)	(11,236)	5,479	28,148	(65)	22,326
Income (loss) before income taxes	$(75,808)	$54,971	$29,151	$435	$8,749

Income tax expense (benefit)	(1,190)	-	237	-	(953)
Equity in income (loss) of subsidiaries	83,634	435	-	(84,069)	-
Net income (loss)	$9,016	$55,406	$28,914	$(83,634)	$9,702

	Three Months Ended March 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$79,816	$-	$-	$79,816
Total operating costs and expenses	19,684	117,002	479	-	137,165
Other income (expense)	(8,524)	(413)	512	-	(8,425)
Income (loss) before income taxes	$(28,208)	$(37,599)	$33	$-	$(65,774)

Income tax expense (benefit)	-	-	-	-	-
Equity in income (loss) of subsidiaries	(37,566)	-	-	37,566	-
Net income (loss)	$(65,774)	$(37,599)	$33	$37,566	$(65,774)

	Three Months Ended March 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(96,053)	$62,317	$20,400	$-	$(13,336)
Net cash provided by (used in) investing activities	(297,242)	(370,205)	(750,065)	289,751	(1,127,761)
Net cash provided by (used in) financing activities	109,661	307,888	635,967	(289,751)	763,765
Net increase (decrease) in cash and cash equivalents	$(283,634)	$-	$(93,698)	$-	$(377,332)
Cash and cash equivalents, beginning of period	343,941	-	157,976	-	501,917
Cash and cash equivalents, end of period	$60,307	$-	$64,278	$-	$124,585

	Three Months Ended March 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5,512	$20,620	$(188)	$-	$25,944
Net cash provided by (used in) investing activities	(143,077)	(85,767)	(5,224)	142,849	(91,219)
Net cash provided by (used in) financing activities	(7,552)	65,147	77,702	(142,849)	(7,552)
Net increase (decrease) in cash and cash equivalents	$(145,117)	$-	$72,290	$-	$(72,827)
Cash and cash equivalents, beginning of period	434,933	-	115	-	435,048
Cash and cash equivalents, end of period	$289,816	$-	$72,405	$-	$362,221

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

As noted above in Note 8, “Investments,” the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility. The Company determined that ownership in the SOII Facility is more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. We concluded that the investment in SOII Facility is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the  discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE economic performance.

The Company’s investment in SOII Facility represent a VIE that could expose the Company to losses. The amount of losses the Company could be exposed to from the investment in the SOII Facility is limited to the equity in the investment at any point in time.

As of March 31, 2017, the Company had invested approximately $12.5 million in the SOII Facility. As of March 31, 2017, no debt has been incurred by the SOII Facility. The Company is accounting for this VIE as an equity method investment and determined that Targa is the primary beneficiary of the VIE as Targa is the operator of the SOII Facility and has the most influence with respect to the normal day-to-day operating decisions of the facilities. We have included this VIE in the “Other Assets - Investments” long-term asset line on the balance sheet.

As noted above in Note 8, “Investments,” in November 2016, the Company purchased common units of SPP for $25.0 million as part of a private equity issuance. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SPP. The Company’s investment in SPP represents a VIE that could expose the Company to losses limited to the equity in the investment at any point in time. The carrying amounts of the investment in SPP and the Company’s maximum exposure to loss as of March 31, 2017, was approximately $35.7 million.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Company’s maximum exposure to loss as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Beginning Balance	$39,656	$37,527
Earnings in equity investments	124	311
Gain (loss) from change in fair value of investment in SPP	8,864	1,818
Equity in equity investments	$48,644	$39,656

	March 31,	December 31,
	2017	2016
Equity in equity investments	$48,644	$39,656
Guarantees of capital investments	—	—
Maximum exposure to loss	$48,644	$39,656

Note 20. Subsequent Events

On April 3, 2017, dividends declared by the Board and accrued for the period from January 1 to March 31, 2017 for the Series A Preferred Stock and Series B Preferred Stock were paid with the Company’s common stock.

On April 13, 2017, the Company completed the third and final closing on the Cotulla Disposition described above in Note 3, “Acquisitions and Divestitures.” To date, the Company has received aggregate consideration of approximately $170.3 million, subject to customary post-closing adjustments. We expect to record a gain on the final closing of approximately $7.1 million.

On April 18, 2017, the Company, together with subsidiary guarantors of the Company and Royal Bank of Canada as the administrative agent, entered into an eighth amendment to the Second Amended and Restated Credit Agreement (the “Eight Amendment”). The Eighth Amendment to the Second Amended and Restated Credit Agreement, among other things, amended the Second Amended and Restated Credit Agreement and its exhibits and schedules to (a) reflect the  formation of additional restricted subsidiaries and unrestricted subsidiaries, (b) change certain covenant baskets, decrease or eliminate certain other baskets primarily related to repurchases of securities, and revise the limitations on swap agreements, (c) update certain schedules to the Second Amended and Restated Credit Agreement, and (d) provide for other technical amendments, clarifications and corrections. In addition, the administrative agent notified the Company that the borrowing base has been reaffirmed at $350.0 million effective as of April 19, 2017. The aggregate elected commitment amount remained unchanged at $300.0 million.

On May 8, 2017, the borrowing base of the SN UnSub Credit Agreement was reaffirmed at $330.0 million in conjunction with the spring redetermination.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing in Part I, Item 1 of this Quarterly Report on Form 10‑Q and information contained in our 2016 Annual Report. The following discussion contains “forward‑looking statements” that reflect our future plans, estimates, beliefs and expected performance. Please see “Cautionary Note Regarding Forward‑Looking Statements.”

Business Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future upside opportunity. As of March 31, 2017, we have assembled approximately 360,000 net leasehold acres with an approximate 64% average working interest in the Eagle Ford Shale. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale. We continue to evaluate opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities.

Listed below is a table of our significant M&A transactions since January 1, 2016:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 3/31/16	(Purchase) / Disposition Price (millions)
Comanche Acquisition	3/1/2017	7/1/2016	Eagle Ford, Pearsall	155,000	155,000	$(1,039)
Cotulla Disposition	12/14/2016	6/1/2016	Cotulla, Eagle Ford	N/A	N/A	$170
Carnero Processing Disposition	11/22/2016	11/22/2016	N/A	N/A	N/A	$56
Production Asset Transaction	11/22/2016	7/1/2016	Palmetto and Cotulla, Eagle Ford	N/A	N/A	$26
Carnero Gathering Disposition	7/5/2016	7/5/2016	N/A	N/A	N/A	$37

On March 1, 2017, the Company, through two of our subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by The Blackstone Group, L.P., completed the Comanche Acquisition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for approximately $2,078 million in cash ($1,039 million, net), after preliminary closing adjustments. The assets acquired through the Comanche Acquisition (the “Comanche Assets”) are primarily located in the Western Eagle Ford Shale and are expected to significantly expand our asset base and production. The Comanche Assets consist of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) Pearsall Shale acres, with an approximate 49% average working interest therein. The effective date of the transaction is July 1, 2016.

On December 14, 2016, we completed the initial closing of the Cotulla Disposition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for cash consideration of approximately $153.5 million. During the first quarter of 2017, a second closing on an additional portion of the assets was completed for cash consideration of approximately $7.1 million. Subsequent to March 31, 2017, a third and final closing on the remaining portion of the assets was completed for cash consideration of approximately $9.7 million subject to customary post-closing adjustments.

On November 22, 2016, the Company completed the disposition of its 50% equity interests in Carnero Processing (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) to SPP, a joint venture that is 50% owned by Targa. The Company received aggregate cash consideration of approximately $55.5 million and SPP agreed to assume approximately $24.5 million of the Company’s remaining capital contribution commitments in connection with the acquisition the Carnero Processing Disposition (as defined above in Note 3,

“Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements). The purchase price was determined through arm’s length negotiations between the Company and SPP, including independent committees of both entities.

On November 22, 2016, the Company also completed the Production Asset Transaction (as defined in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for cash consideration of approximately $24.2 million after $2.8 million in normal and customary closing adjustments. The purchase price was determined through arm’s length negotiations between the Company and SPP, including independent committees of both entities. The Production Asset Transaction included the disposition of working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas to SPP. The effective date of the Production Asset Transaction is July 1, 2016.

On July 5, 2016, the Company completed the Carnero Gathering Transaction (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for a purchase price of approximately $37.0 million. In addition, SPP assumed the remaining capital commitments to Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that is 50% owned by Targa, estimated at approximately $7.4 million, and SPP is required to pay SN Midstream a monthly earnout based on gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at the Processing Plant (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) by other producers.

Our updated 2017 capital budget of $425 million to $475 million, which was announced in January 2017, is allocated approximately 93% to the drilling of 116 net wells and the completing of 144 net wells in the Eagle Ford Shale, at the midpoint of capital guidance, with the remainder allocated to facilities, leasing, and seismic activities.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of March 31 2017, we had assembled approximately 360,000 net leasehold acres with an approximate 64% average working interest and have over 3,400 gross (3,200 net) locations for potential future drilling. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In the area we acquired an interest in through the Comanche Acquisition, which we refer to as the Comanche area, we have approximately 61,000 net acres in Dimmit, Webb, La Salle and Maverick Counties, Texas with a 24% working interest. We anticipate drilling, completion and facilities costs on our acreage to average approximately $3.2 million per well based on our current estimates. Current Estimated Ultimate Recovery (“EUR”) per well in the Comanche area is expected to range between 600 MBoe and 700 MBoe. We have identified up to 4,000 gross (1,000 net) Eagle Ford locations for potential future drilling on our Comanche area. For the year 2017, we plan to spend between $130 million to $150 million to complete 53 net wells in the Comanche area, 32 of which were drilled by the previous operator.

In the Comanche area, we have a drilling obligation that requires us to drill 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022. Up to 30 wells drilled in excess of the annual 60 well requirement can be carried over to satisfy part of the 60 well requirement in the subsequent annual period on a well-for-well basis. As of March 31, 2017, Comanche operations were ramping up with both early time drilling and completions. For the year 2017, our current capital budget and plans include the drilling of at least the minimum number of wells to maintain access to such undeveloped acreage in the Comanche area.

In the Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We anticipate drilling, completion and facilities costs on our acreage to be between $2.9 million and $3.3 million per well based on our current estimates and historical well costs. We are currently testing the impacts of increased proppant and fluid designs during completion. The anticipated drilling, completion and facilities costs on these larger completion designs to be between $3.5 million and $4.0 million per well based on our current estimates. Current EUR per well in the Catarina area is expected to range between 400 MBoe and 1,200 MBoe. We have identified between 1,300 and 1,650 gross (1,300 and 1,650 net) locations for potential future drilling on our Catarina acreage. For the year 2017, we plan to spend between $160 million to $170 million to spud 49 net wells and complete 53 net wells in our Catarina area.

In the Catarina area, we also have a drilling obligation that requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120‑day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. As of March 31, 2017 SN had drilled 69 wells towards its well commitment in the Catarina area that will end on June 30, 2017. Current year continued drilling activity will result in a 30 well excess of its 50 well commitment, which will be credited towards its next 50 well annual commitment period that will commence on July 1, 2017 and will end on June 30, 2018.

In our Maverick area, we have approximately 106,000 net acres in Dimmit, Frio, LaSalle, Zavala, and McMullen Counties, Texas with an average working interest of approximately 96%. We believe that our Maverick acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $4.0 million per well based on our current estimates and historical well costs. Current EUR per well in Maverick is expected to range between 300 MBoe and 400 MBoe. We have identified up to 1,100 gross (1,000 net) locations for potential future drilling on our Maverick area. For the year 2017, we plan to spend $100 million to $110 million to spud 35 net wells and complete 35 net wells in our Maverick area.

In our Javelina area, we have approximately 55,500 net acres in LaSalle and Webb Counties, Texas with an average working interest of 100%. Our Javelina acreage encompasses proven Eagle Ford down-dip areas. We currently anticipate drilling, completion and facilities costs on our acreage to be between $6.0 million and $7.5 million per well based on our current estimates. We expect average EUR per well in Javelina to range between 1,500 MBoe and 2,500 MBoe. We have identified up to 370 gross (370 net) locations for potential future drilling on our Javelina area. For the year 2017, we do not plan to drill any wells in this area.

In our Palmetto area, we have approximately 8,000 net acres in Gonzales County, Texas with an average working interest of approximately 49%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 and $6.0 million per well based on our current estimates and historical well costs. Current EUR per well in Palmetto is expected to range between 500 MBoe and 600 MBoe. We have identified up to 295 gross (143 net) locations for potential future drilling in our Palmetto area. For the year 2017, we plan to spend $5 million to $10 million to spud two net wells and complete three net wells in our Palmetto area.

In our Marquis area, we have approximately 21,000 net acres, the majority of which are in southwest Fayette and northeast Lavaca Counties, Texas with a 100% working interest. We believe that our Marquis acreage lies in the volatile oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $4.0 million and $5.0 million per well based on our current estimates and historical well costs. Current EUR per well in Marquis is expected to range between 275 MBoe and 375 MBoe. We have identified up to 200 gross (200 net) locations for potential future drilling on our Marquis acreage. For the year 2017, we do not have any planned capital spending on drilling and completions in our Marquis area.

Tuscaloosa Marine Shale

In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock (the “TMS Transaction”). In connection with the TMS Transaction, we established an AMI in the TMS with SR, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the TMS Transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. As of March 31, 2017, the AMI held rights to approximately 80,000 gross (55,000 net) acres, of which we owned approximately 41,000 net acres.

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

Recent Developments

Comanche Acquisition

As previously discussed, on March 1, 2017, the Company, for the limited purposes set forth therein, two of our subsidiaries, SN UnSub and SN Maverick, along with Gavilan, closed the Comanche Acquisition for $2,078 million in cash, after preliminary closing adjustments. The Comanche Assets are primarily located in the Western Eagle Ford Shale and are projected to more than double our gross drilling inventory as of December 31, 2016, add 132 gross drilled but uncompleted wells and provide a path for strong growth within projected cash flow. With the Comanche Assets strategically located adjacent to our existing Catarina assets, we anticipate substantial operating synergies and other benefits arising from the scale and concentration of our expanded Eagle Ford position. Our continued focus on the Western Eagle Ford, expertise at multi-bench development and efficient cost structure provide us with opportunities to create significant value from the Comanche Assets. With the potential to duplicate the cost structure of our Catarina and Maverick operations throughout the Comanche Assets, we expect to further improve operating efficiencies while enhancing our capability to achieve sustainability of well cost reductions over time.

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC, a wholly owned subsidiary of the Company, completed the initial closing of the Cotulla Disposition.  During the first quarter of 2017, a second closing on an additional portion of the Cotulla Assets was completed for cash consideration of approximately $7.1 million. Subsequent to March 31, 2017, a third and final closing on the remaining portion of the assets was completed for cash consideration of approximately $9.7 million for total aggregate cash consideration of approximately $170.3 million, subject to customary post-closing conditions.

Credit Agreement Amendment

On April 18, 2017, the Company, together with subsidiary guarantors of and the Company and Royal Bank of Canada, as the administrative agent, entered into an eighth amendment to the Second Amended and Restated Credit Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, amended the Second Amended and Restated Credit Agreement and its exhibits and schedules to (a) reflect the formation of additional restricted subsidiaries and unrestricted subsidiaries, (b) change certain covenant baskets, decrease or eliminate certain other baskets primarily related to repurchases of securities, and revise the limitations on swap agreements, (c) update certain schedules to the Second Amended and Restated Credit Agreement, and (d) provide for other technical amendments, clarifications and corrections. In addition, the administrative agent notified the Company that the borrowing base has been reaffirmed at $350.0 million effective as of April 19, 2017. The aggregate elected commitment amount remained unchanged at $300.0 million.

2017 Capital Program

Our 2017 capital budget is focused on the development of our approximately 360,000 net acres in the Eagle Ford Shale. In 2017, we plan to invest $395 million to $440 million, or 100%, of our drilling and completion budget to complete 144 net Eagle Ford Shale wells.  We also plan to invest $30 million to $35 million for facilities, leasing and seismic activities. This 2017 capital budget of $425 million to $475 million represents an increase of approximately 64% over our budgeted 2016 capital investment of $250 million to $300 million. The increase in our 2017 capital budget is attributable to the planned development of new locations added through the Comanche Acquisition. Capital allocation to the Catarina, Maverick and Palmetto assets remains unchanged as a result of the Comanche Acquisition, and is generally in line with 2016 activity levels.

Outlook

Although capital markets have shown signs of improvement recently, our operating environment continues to be influenced by commodity price volatility.  As a result, we face persistent uncertainty with respect to the future of our industry, which may continue through the remainder of 2017 and later years. In this environment, the Company plans to strategically divest certain non-core assets and carefully manage its capital spending and operating activities in order to preserve liquidity. The Company maintains significant operational and financial flexibility to respond to changes in market and operating conditions, and our capital budget remains at all times subject to adjustment.

We expect to use a portion of our cash on hand, internally generated cash flows from operations, and funds raised through the strategic sale of certain non-core assets, to fund our remaining 2017 capital expenditures, and currently project no borrowings under the Second Amended and Restated Credit Agreement for purposes of our development activity at our planned level of capital spending. We will continuously evaluate our capital spending and operating activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program as warranted. In addition, we will continuously review acquisition and divestiture opportunities involving third parties, SPP and/or other members of the Sanchez Group.

For the 12-month period ended March 31, 2017, the oil price (WTI Cushing) used in the SEC methodology for calculating PV 10 and Standardized Measures, and for performing impairment tests under the full cost method, which is calculated as the unweighted arithmetic average of the first of the month reported price for the 12 month historical period, was $47.61 per Bbl. The average natural gas price (Henry Hub) calculated in the same manner was $2.74 per MMBtu. At these price levels, SEC prices for oil have increased approximately 11% and increased for natural gas approximately 10% since December 31, 2016.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase
	Three Months Ended		(Decrease)
	March 31,		2017 vs 2016
	2017	2016	$	%
Net Production:
Oil (MBbl)	1,549	1,639	(90)	(5)%
Natural gas liquids (MBbl)	1,371	1,689	(318)	(19)%
Natural gas (MMcf)	10,456	10,895	(439)	(4)%
Total oil equivalent (MBoe)	4,662	5,144	(482)	(9)%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$47.31	$26.04	$21.27	82%
Natural gas liquids ($ per Bbl)	19.77	8.91	10.86	122%
Natural gas ($ per Mcf)	3.20	2.03	1.17	58%
Oil equivalent ($ per Boe)	$28.71	$15.52	$13.19	85%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$47.26	$52.71	$(5.45)	(10)%
Natural gas liquids ($ per Bbl)	19.77	8.91	10.86	122%
Natural gas ($ per Mcf)	2.93	2.89	0.04	1%
Oil equivalent ($ per Boe)	$28.08	$25.85	$2.23	9%
REVENUES(1):
Oil sales	$73,276	$42,682	$30,594	72%
Natural gas liquids sales	27,100	15,045	12,055	80%
Natural gas sales	33,467	22,089	11,378	52%
Total revenues	$133,843	$79,816	$54,027	68%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Production:
Oil - MBbl
Comanche	300	—
Catarina	770	905
Maverick	274	133
Cotulla	15	256
Palmetto	61	113
Marquis	122	218
TMS / Other	7	14
Total	1,549	1,639
Natural gas liquids - MBbl
Comanche	266	—
Catarina	1,059	1,546
Maverick	7	1
Cotulla	1	70
Palmetto	10	25
Marquis	28	47
TMS / Other	—	—
Total	1,371	1,689
Natural gas - MMcf
Comanche	1,862	—
Catarina	8,368	10,153
Maverick	41	7
Cotulla	1	394
Palmetto	68	146
Marquis	117	193
TMS / Other	(1)	2
Total	10,456	10,895
Net production volumes:
Total oil equivalent (MBoe)	4,662	5,144
Average daily production (Boe/d)	51,800	56,527
Average Sales Price (1):
Oil ($ per Bbl)	$47.31	$26.04
Natural gas liquids ($ per Bbl)	$19.77	$8.91
Natural gas ($ per Mcf)	$3.20	$2.03
Oil equivalent ($ per Boe)	$28.71	$15.52
Average unit costs per Boe:
Oil and natural gas production expenses	$8.63	$8.69
Production and ad valorem taxes	$1.40	$0.77
General and administrative	$14.47	$3.79
Adjusted G&A per Boe (2)(3)	$6.72	$3.24
Depreciation, depletion, amortization and accretion	$7.12	$9.13
Impairment of oil and natural gas properties	$—	$4.29

(1)	Excludes the impact of derivative instruments.

(2)

For the three months ended March 31, 2017 and 2016, Adjusted general and administrative (“G&A”) expense excludes non-cash stock-based compensation expense of approximately $12.1 million ($2.59 per Boe) and $2.8 million ($0.55 per Boe), respectively.

(3)

For the three months ended March 31, 2017 and 2016, Adjusted G&A expense excludes acquisition and divestiture costs included in G&A expense of approximately $24.1 million ($5.16 per Boe) and $0.0 million ($0 per Boe), respectively.

The table above in addition to other areas throughout this Quarterly Report on Form 10-Q contains disclosures of G&A expenses excluding expenses related to stock-based compensation expense and certain costs related to acquisitions and divestitures, which is referred to as “Adjusted G&A.” Adjusted G&A is a “non-GAAP financial measure,” as defined in SEC rules. Please see below “Non-GAAP Financial Measures—Adjusted G&A and Adjusted G&A per Boe,” for a reconciliation of G&A and G&A per Boe to Adjusted G&A and Adjusted G&A per Boe, respectively.

Net Production.  Production decreased from 5,144 MBoe for the three months ended March 31, 2016 to 4,662 MBoe for the three months ended March 31, 2017 due sales related to the Cotulla Disposition and Production Asset Transaction in addition to natural well decline. This decrease in production was offset by an increase in production due to the addition of wells from the Comanche Acquisition with production for the month of March 2017. The number of gross wells producing at the period end and the net production for the periods were as follows:

	Three Months Ended March 31,
	2017		2016
	# Wells	MBoe	# Wells	MBoe
Comanche	1,435	877	—	—
Catarina	347	3,224	298	4,143
Maverick	80	287	23	137
Cotulla	—	16	126	391
Palmetto	80	82	76	162
Marquis	104	170	103	297
TMS / Other	14	6	14	14
Total	2,060	4,662	640	5,144

For the three months ended March 31, 2017, 33% of our production was oil, 29% was NGLs and 38% was natural gas compared to the three months ended March 31, 2016 production that was 32% oil, 33% NGLs and 35% natural gas. Since the acquisition of the Catarina wells, production from Catarina has continued to increase in proportion to the total production, and as such, a higher proportion of NGLs and natural gas was produced as compared to oil.

Revenues.  Oil, NGLs, and natural gas sales revenues totaled $133.8 million and $79.8 million for the three months ended March 31, 2017 and 2016, respectively. Oil, NGLs, and natural gas sales revenues for the three months ended March 31, 2017 increased $30.6 million, $12.1 million and $11.4 million, respectively, as compared to the three months ended March 31, 2016.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the quarter ended March 31, 2016 to the quarter ended March 31, 2017 (in thousands, except average sales price). The increase in average realized prices from the quarter ended March 31,

2016 to the quarter ended March 31, 2017 can be attributed to the increase in oil commodity prices and the increased percentage of NGLs and natural gas production relative to oil production that comprises our total production mix.

	Q1 2017	Q1 2016	Production	Q1 2016	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	1,549	1,639	(90)	$26.04	$(2,353)
Natural gas liquids (MBbl)	1,371	1,689	(318)	$8.91	$(2,833)
Natural gas (MMcf)	10,456	10,895	(439)	$2.03	$(889)
Total oil equivalent (MBoe)	4,662	5,144	(482)	$15.52	$(6,075)

	Q1 2017	Q1 2016		Q1 2017	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$47.31	$26.04	$21.27	1,549	$ $ 32,947
Natural gas liquids (MBbl)	$19.77	$8.91	$10.86	1,371	$ $ 14,888
Natural gas (MMcf)	$3.20	$2.03	$1.17	10,456	$ $ 12,267
Total oil equivalent (MBoe)	$28.71	$15.52	$13.19	4,662	$ $ 60,102

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the three months ended March 31, 2017 by approximately $13.4 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the three months ended March 31, 2017 by approximately $13.4 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31,		2017 vs 2016
	2017	2016	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$40,225	$44,693	$(4,468)	-10%
Production and ad valorem taxes	6,524	3,943	2,581	65%
Depreciation, depletion, amortization and accretion	33,206	46,965	(13,759)	-29%
Impairment of oil and natural gas properties	—	22,084	(22,084)	-100%
General and administrative	67,465	19,480	47,985	246%
Total operating costs and expenses	147,420	137,165	10,255	7%

Interest income	357	325	32	10%
Other income (expense)	10,535	(413)	10,948	*
Interest expense	(33,025)	(31,606)	(1,419)	4%
Net gains on commodity derivatives	38,881	22,757	16,124	71%
Income tax expense	(953)	—	(953)	0%

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses decreased 10% to approximately $40.2 million for the three months ended March 31, 2017 as compared to $44.7 million for the same period in 2016. The 10% decrease in oil and natural gas production expenses in the first quarter of 2017 compared to the same period of 2016 is attributable to our operating cost savings from efficiencies realized throughout the production chain. These cost savings were offset by the increase in gathering and transportation costs related to the gathering agreement with SPP. Our average production expenses decreased from $8.69 per Boe during the three months ended March 31, 2016 to $8.63 per Boe for the three months ended March 31, 2017. This decrease was due primarily to the decrease in production expenses described above. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $6.5 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in production and ad valorem taxes in the first quarter of 2017 compared to the same period in 2016 was primarily due to the increase in production taxes based on the corresponding increase in revenue during the period. This increase was slightly offset by lower ad valorem taxes as estimates for 2017 ad valorem taxes are lower than 2016. The decrease in ad valorem was slightly offset by the addition of the Comanche wells in March 2017.  Our average production and ad valorem taxes increased from $0.77 per Boe during the three months ended March 31, 2016 to $1.40 per Boe for the three months ended March 31, 2017.

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

Our DD&A expense decreased $13.8 million from $47.0 million ($9.13 per Boe) for the three months ended March 31, 2016 to $33.2 million ($7.12 per Boe) for the three months ended March 31, 2017. The majority of the decrease in DD&A is related to the decrease in depletion rate due to the cumulative effect of full cost ceiling impairments recorded since the first quarter of 2016 and the decrease in the full cost pool related to the Cotulla Disposition and Production Asset Transaction in 2016. The DD&A rate was also impacted by the addition of the proved properties and proved reserves from the Comanche Acquisition. Lower production during the three months ended March 31, 2017 as compared to the same period in 2016 resulted in a $4.3 million decrease in depletion expense and the decrease in the depletion rate resulted in a $9.5 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We did not record a full cost ceiling test impairment for the three months ended March 31, 2017. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We recorded a full cost ceiling test impairment after income taxes of $22.1 million for the three months ended March 31, 2016. While there is a possibility that the Company will incur impairments to our full cost pool in 2017, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon known improvements in the current NYMEX forward prices, we believe that there is a reasonable likelihood of an increase in the average 12 month trailing first-day-of-the-month pricing in the second quarter of 2017.

If the simple average of oil, natural gas, and NGL prices as of the first day of each month for the trailing 12‑month period ended March 31, 2017 had been $49.28 per Bbl of oil, $3.02 per MMBtu for natural gas, and $25.03 per Bbl of propane, while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have increased by approximately $287.1 million. The aforementioned prices were calculated based on a 12‑month simple average, which includes the oil and natural gas prices on the first day of the month for the 10 months ended April 2017 and the April 2017 prices were held constant for the remaining two months. The increase in the ceiling test limitation is a result of the increase in the simple average for oil, natural gas and NGL prices as compared to the simple average prices for the trailing 12-month period ended March 31, 2017. This calculation of the impact of forward-looking commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of prices for oil, natural gas, and NGLs. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors noted above could have a significant impact on future reserves and the present value of future cash flows. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses totaled $67.5 million for the three months ended March 31, 2017 compared to $19.5 million for the same period in 2016. This increase was due primarily to additional legal, consulting and professional fees and added personnel at SOG performing services for the Company associated with the Comanche Acquisition. Our G&A expenses per Boe increased from $3.79 per Boe for the three months ended March 31, 2016 to $14.47 per Boe for the three months ended March 31, 2017.

For the three months ended March 31, 2017 and 2016, we recorded non-cash stock‑based compensation expense (settled in common shares) of approximately $12.1 million and $2.8 million, respectively. The increase in the non-cash stock-based compensation expense amount was caused by an increase in the Company’s stock price and an increase in the awards outstanding and the associated amortization expense recognized. Because the Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s increase in stock price will cause an increase to the stock‑based compensation expense recognized during the quarter.

We recorded costs associated with the Comanche Acquisition that are included in G&A of $24.1 million for the three months ended March 31, 2017. We did not record costs associated with the any significant acquisition or divestitures that were included in G&A for the three months ended March 31, 2016.

Adjusted G&A, excluding non-cash stock‑based compensation expense and acquisition and divestiture costs included in G&A, totaled $31.3 million ($6.72 per Boe) and $16.7 million ($3.24 per Boe), for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Expense).  For the three months ended March 31, 2017, other income totaled $10.5 million. This is compared to the three months ended March 31, 2016, for which other expense totaled $0.4 million. The other income earned during the three months ended March 31, 2017 relates primarily to a $8.9 million gain associated with the increase in fair value of the investment in SPP in addition to dividend income of $1.0 million from the quarterly dividend on the investment in SPP and a $0.7 million gain on embedded derivative mark-to-market valuation. For the three months ended March 31, 2016, other expense related to a $0.4 million loss on inventory adjustment.

Interest Expense.  For the three months ended March 31, 2017, interest expense totaled $33.0 million and included $2.5 million in amortization of debt issuance costs. This is compared to the three months ended March 31, 2016, for which interest expense totaled $31.6 million and included $1.8 million in amortization of debt issuance costs. The interest expense incurred during the three months ended March 31, 2017 and March 31, 2016 is primarily related to the 7.75% Notes issued in June and September 2013, the 6.125% Notes issued in June and September 2015 and, for 2017, the SN UnSub Credit Agreement (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) outstanding debt incurred in March 2017.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the three months ended March 31, 2017, we recognized a total gain of $38.9 million on our commodity derivative contracts primarily mark-to-market gains on oil and natural gas derivatives of $22.4 million and $19.3 million, respectively. The majority of the mark-to-market gains were related to the commodity derivatives entered into in connection with the Comanche Acquisition. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the end of the period. These gains were slightly offset by settlement losses on natural gas derivatives of $2.8 million as a result of the increases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

During the three months ended March 31, 2016, we recognized a total gain of $22.8 million on our commodity derivative contracts primarily related to mark-to-market gains due to oil price decreases during the quarter. The total net gain also included a net gain of $53.2 million associated with the settlements of commodity derivative contracts as a result of the decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

Income Tax Benefit.    For the three months ended March 31, 2017, the Company recorded an income tax benefit of approximately $1.0 million. During the period, the Company issued warrants to purchase common stock (as described in Note 13, “Stockholders’ and Mezzanine Equity” of Part 1, Item 1. Financial Statements) that had a day one difference in estimated fair value for book and tax accounting purposes, which caused an income tax benefit during the period. Our effective tax rate for the three months ended March 31, 2017 was approximately (10.9)% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to run through income tax expense. Due to the Comanche Acquisition, the Company has a separate filing obligation that generates a deferred tax liability of approximately $0.1 million that cannot be taken into account for purposes of the valuation allowance. For the three months ended March 31, 2016, the Company did not record income tax expense. Due to the full cost ceiling impairment recorded, the Company was in a net loss position. Our effective tax rate for the three months ended March 31, 2016 rounded to approximately 0% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance recorded during the period.

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

As of March 31, 2017, our critical accounting policies were consistent with those discussed in our 2016 Annual Report.

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

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $125 million in cash and cash equivalents and $300 million in borrowing capacity at the aggregate elected commitment amount under the Second Amended and Restated Credit Agreement, resulting in available liquidity of approximately $425 million. On March 1, 2017, SN UnSub, as borrower, entered into the SN UnSub Credit Agreement. As of March 31, 2017, the SN UnSub Credit Agreement had a borrowing base of $330 million with approximately $190 million outstanding, resulting in SN UnSub available borrowing capacity of approximately $140 million.

For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 6, “Long‑Term Debt” of Part 1, Item 1. Financial Statements.

Under the terms of SN UnSub’s Preferred Unit (as defined in Note 13, “Stockholders’ and Mezzanine Equity” of Part 1, Item 1. Financial Statements) financing with certain funds managed or advised by GSO (the “GSO Funds”) and Intrepid Private Equity V-A, LLC (“Intrepid”) and as provided in the amended and restated partnership agreement of SN UnSub, holders of the SN UnSub Preferred Units are entitled to receive a quarterly distribution of 10.0% per annum.

The distribution is payable quarterly in cash unless a cash payment is then prohibited by certain of SN UnSub’s debt agreements, in which case the quarterly distribution would be paid in kind.  The SN UnSub Preferred Units have priority over the common units, to the extent of the Base Return (as defined below), upon a liquidation, sale of all or substantially all assets, certain change of control and exit transactions.

The holders of the SN UnSub Preferred Units have the option to request SN UnSub to redeem the SN UnSub Preferred Units for the greater of (i) a 14.0% internal rate of return and (ii) a 1.50x return on investment (the “Base Return”) following the seventh anniversary of issuance.  If the SN UnSub Preferred Units are not so redeemed, the holders may cause a sale of the assets or equity of SN UnSub, or obtain majority control of the board of directors of SN UnSub General Partner. If (i) the SN UnSub Preferred Units are not timely redeemed by SN UnSub when requested, (ii) SN UnSub fails, after March 1, 2018, to pay the holders of the SN UnSub Preferred Units a cash distribution in any two quarters, regardless of whether consecutive, and such failure is continuing, (iii) SN UnSub takes certain material actions without the consent of the holders of the SN UnSub Preferred Units, when required, (iv) certain events of default under SN UnSub and the Company’s credit agreements have occurred or (v) SN Maverick is removed as operator under the JDA under certain circumstances, then a controlled affiliate of GSO will be entitled to appoint a majority of the members of the board of directors of SN UnSub General Partner and may cause a sale of the assets or equity of SN UnSub in order to redeem the SN UnSub Preferred Units.

In March, the Company announced a new 2017 capital spending plan of approximately $425 million to $475 million. The new spending plan was approved in conjunction with the anticipated close of the Comanche Acquisition in March 2017 along with expected improvements in commodity prices during 2017. We may from time to time seek to retire or purchase our outstanding debt as well as our outstanding preferred equity securities through cash purchases and/or exchanges for equity securities and/or debt securities, as applicable, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On February 6, 2017, we closed an underwritten public offering of shares of our common stock and received net proceeds of approximately $135.9 million (after deducting underwriting discounts of approximately $7.8 million). We intend to use the net proceeds of the offering for general corporate purposes, including working capital.

Cash Flows

Our cash flows for the three months ended March 31, 2017 and 2016 (in thousands) are as follows:

	Three Months Ended
	March 31,
	2017	2016
Cash Flow Data:
Net cash provided by (used in) operating activities	$(13,336)	$25,944
Net cash used in investing activities	$(1,127,761)	$(91,219)
Net cash provided by (used in) financing activities	$763,765	$(7,552)

Net Cash Provided by (Used in) Operating Activities.  Net cash used in operating activities was $13.3 million for the three months ended March 31, 2017 compared to cash provided by operating activities of $25.9 million for the same period in 2016. This decrease was primarily related to transaction costs associated with the Comanche Acquisition and cash outlflows for settlements on commodity derivatives that occurred during the first quarter of 2017. This decrease was partially offset by higher revenues due to the impact of higher average commodity prices between these periods.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $1,127.8 million for the three months ended March 31, 2017 compared to $91.2 million for the same period in 2016. The Company purchased the Comanche Assets for $1,039 million in March 2017. Capital expenditures for leasehold and drilling activities for the three months ended March 31, 2017 totaled $88.1 million, primarily associated with bringing 18 gross wells on-line and beginning the completion of drilled-but-uncompleted wells acquired in the Comanche Acquisition. We received $7.0 million for the second closing of the Cotulla Disposition in January 2017. In addition, we invested $7.5 million in other property and equipment during the three months ended March 31, 2017. For the three months ended March 31, 2016, we incurred capital expenditures for leasehold and drilling activities of $85.8 million, primarily associated with bringing 19 gross wells on-line. In addition, we invested $0.8 million in other property and equipment during the three months ended March 31, 2016.

Net Cash Provided by (Used in) Financing Activities.  Net cash flows provided by financing activities totaled $763.8 million for the three months ended March 31, 2017 compared to cash outflows related to financing activities of $7.6 million for the same period in 2016. In association with the Comanche Acquisition in March 2017, we entered into the SN UnSub Credit Agreement and had borrowings of $190 million and issued the SN UnSub Preferred Units for $500 million. In addition, we issued common stock for $135.9 million (net of underwriting discounts of $7.8 million). We made payments of $44.8 million for deferred financing costs associated with the SN UnSub Credit Agreement and issuance costs for the SN UnSub Preferred Units, collectively.  During the three months ended March 31, 2017, we also made payments of $16.5 million for distributions to holders of the SN UnSub Preferred Units.

Off‑Balance Sheet Arrangements

As of March 31, 2017, we did not have any off‑balance sheet arrangements.

Commitments and Contractual Obligations

Refer to Note 16, “Commitments and Contingencies” for a description of lawsuits pending against the Company.

There have been no material changes in our contractual obligations during the three months ended March 31, 2017.

Non‑GAAP Financial Measures

Adjusted G&A and Adjusted G&A per Boe

We present Adjusted G&A expense in addition to our reported G&A expense in accordance with U.S. GAAP. Adjusted G&A is reported herein because this measure is commonly used by management, analysts and investors as an indicator of cost management and operating efficiency on a comparable basis from period to period. In addition, management believes Adjusted G&A per Boe is used by analysts and others in valuation, comparison and investment recommendations of companies in the oil and gas industry to allow for analysis of G&A spend without regard to stock-based compensation programs which can vary substantially from company to company. Adjusted G&A per Boe should not be considered as an alternative to, or more meaningful than, total G&A per Boe as determined in accordance with U.S. GAAP and may not be comparable to other similar titled measures of other companies. We define Adjusted G&A as G&A, less:

•	Non-cash stock-based compensation expense; and

•	Certain costs related to acquisitions and divestitures.

The following table presents a reconciliation of our G&A to Adjusted G&A (in thousands, except per Boe data):

	Three months ended March 31,
	2017	2016
	(in thousands, except per Boe data)
General and administrative expense	$67,465	$19,480
Less:
Stock-based compensation (non-cash) expense included in G&A	12,091	2,808
Acquisition and divestiture costs included in G&A	24,074	-
Adjusted G&A	$31,300	$16,672

Average unit costs per Boe:
General and administrative expense	$14.47	$3.79
Stock-based compensation expense (non-cash) included in G&A	2.59	0.55
Acquisition and divestiture costs included in G&A	5.16	-
Adjusted G&A per Boe	$6.72	$3.24

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

Commodity Price Risk

Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Realized pricing is primarily driven by the prevailing market prices applicable to our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil, natural gas and NGL production depend on many factors outside of our control, such as the relative strength of the global economy and the actions of OPEC.

To reduce the impact of fluctuations in oil, natural gas and NGL prices on the Company’s revenues, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil, natural gas and NGL production through various transactions that fix or modify the future prices to be realized. These derivative contracts may include price swaps (whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty) and collars (whereby the Company receives the excess, if any, of a floating price over a fixed floor price up to a fixed ceiling price). In addition, the Company periodically enters into option transactions as a way to manage its exposure to fluctuating prices, enhance the value of fixed price swaps, and/or expand the notional quantity hedged under fixed price swaps. These hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage exposure to oil, natural gas and NGL price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes. In connection with the closing of the Comanche Acquisition, we hedged a portion of projected future production attributable to the Comanche Assets, using hedge transactions that are consistent with our current hedging strategy. Please refer to Note 7, “Derivative Instruments” for a description of all of the Company’s derivatives covering anticipated future production as of March 31, 2017.

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

At March 31, 2017, the fair value of our commodity derivative contracts was a net asset of approximately $6.8 million. A 10% increase in the oil and natural gas index prices above the March 31, 2017 prices would result in a decrease in the fair value of our commodity derivative contracts of $93.8 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of $93.8 million.

Interest Rate Risk

As of March 31, 2017, no amounts were outstanding under our Second Amended and Restated Credit Agreement. The SN UnSub Credit Agreement had $190 million outstanding as of March 31, 2017 with an applicable margin that varies from 1.75% to 2.75% for alternate base rate borrowings and from 2.75% to 3.75% for eurodollar borrowings. Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of March 31, 2017. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of March 31, 2017. We currently do not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future, such as borrowings under our Second Amended and Restated Credit Agreement and the SN UnSub Credit Agreement, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 16, “Commitments and Contingencies.”

Item 1A.  Risk Factors

Consider carefully the risk factors under the caption "Risk Factors" under Part I, Item 1A in our 2016 Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2016 Annual Report; and in our other public filings, press releases, and public discussions with our management. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations.

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

2.5	**

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Midstream, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 6, 2016 (File No. 001-35372) and incorporated herein by reference).

2.6	**

Purchase and Sale Agreement, dated October 6, 2016, by and among SN Cotulla Assets, LLC, SN Palmetto, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K on October 6, 2016 (File No. 001-35372) and incorporated herein by reference).

2.7	**

Purchase and Sale Agreement, dated October 6, 2016, by and among Sanchez Energy Corporation, SN Terminal, LLC and Sanchez Production Partners LP (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K on October 6, 2016 (File No. 001-35372) and incorporated herein by reference).

2.8	**

Purchase and Sale Agreement, dated as of January 12, 2017, by and among Anadarko E&P Onshore LLC, Kerr-McGee Oil & Gas Onshore LP, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC and, solely for the purposes of Section 15.22 and Schedule 13.4(a), Sanchez Energy Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference).

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

4.1	(a)	Registration Rights Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation and the GSO Funds, as defined therein.

4.2	(a)	Registration Rights Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Intrepid Private Equity V-A, LLC.

4.3	(a)

Registration Rights Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation, Gavilan Resources Holdings – A, LLC, Gavilan Resources Holdings – B, LLC and Gavilan Resources Holdings – C, LLC.

4.4	(a)	Standstill and Voting Agreement, dated February 6, 2017, by and among Sanchez Energy Corporation and the GSO Funds, as defined therein.

4.5	(a)	Amendment No. 1 to Standstill and Voting Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation and the GSO Funds, as defined therein.

4.6	(a)	Standstill and Voting Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation, Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P.

4.7

Warrant Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Gavilan Resources Holdings—A, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.8

Warrant Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Gavilan Resources Holdings—B, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.9

Warrant Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Gavilan Resources Holdings—C, LLC (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.10

Warrant Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation and GSO Capital Opportunities Fund III LP, GSO Energy Select Opportunities Fund LP, GSO Energy Partners—A LP, GSO Energy Partners—B LP, GSO Energy Partners—C LP, GSO Energy Partners—C II LP, GSO Energy Partners—D LP, GSO Credit Alpha Trading (Cayman) LP, GSO Harrington Credit Alpha Fund (Cayman) L.P. and GSO Capital Solutions Funds II LP (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.11

Warrant Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Intrepid Private Equity V-A, LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K on March 6, and incorporated herein by reference).

4.12

Amendment No. 1 to Rights Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Continental Stock Transfer & Trust Company, as rights agent (filed as Exhibit 4.2 to the Company’s Form 8-A/A on March 3, 2017, and incorporated herein by reference).

4.13	(a)

First Supplemental Indenture (6.125% Senior Notes due 2023), dated March 7, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the existing guarantors and Delaware Trust Company as trustee.

4.14	(a)

Third Supplemental Indenture (7.75% Senior Notes due 2021), dated March 7, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the existing guarantors and Delaware Trust Company, as trustee.

10.1

Eighth Amendment to Second Amended and Restated Credit Agreement, dated April 18, 2017, by and among Sanchez Energy Corporation, SN Palmetto, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the Required Lenders party thereto and Royal Bank of Canada, as administrative agent for the lenders party thereto agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 24, 2017, and incorporated herein by reference).

10.2	(a)	Amended and Restated Agreement of Limited Partnership of SN EF UnSub, LP, dated March 1, 2017.

10.3	(a)	Amended and Restated Limited Liability Company Agreement of SN EF UnSub GP, LLC, dated March 1, 2017.

10.4	(a)	Amended and Restated Limited Liability Company Agreement of Gavilan Resources HoldCo, LLC, dated March 1, 2017.

10.5	(a)

First Lien Credit Agreement, dated March 1, 2017, by and among SN EF UnSub, LP, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., Capital One, National Association, RBC Capital Markets, BMO Harris Bank, NA, ING Capital LLC and Suntrust Robinson Humphrey, Inc.

10.6	(a)	Shareholders Agreement, dated March 1, 2017, by and between Gavilan Resources HoldCo, LLC and Sanchez Energy Corporation.

10.7	(a)

Amended and Restated Securities Purchase Agreement, dated February 28, 2017, by and among Sanchez Energy Corporation, SN UR Holdings, LLC, SN EF UnSub Holdings, LLC, SN EF UnSub, LP, SN EF UnSub GP, LLC, Intrepid Private Equity V-A, LLC, GSO ST Holdings Associates LLC and GSO ST Holdings LP.

10.8	(a)

Interim Investors Agreement, dated January 12, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC, Aguila Production HoldCo, LLC, Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P.

10.9	(a)	Joint Development Agreement, dated March 1, 2017, by and among Gavilan Resources, LLC, SN EF Maverick, LLC, SN EF UnSub, LP and, solely for the purposes stated therein, Sanchez Energy Corporation.

10.10	(a)	Management Services Agreement, dated March 1, 2017, by and between Sanchez Oil & Gas Corporation and SN EF UnSub, LP.

10.11	(a)		Management Services Agreement, dated March 1, 2017, by and among Gavilan Resources HoldCo, LLC, SN Comanche Manager, LLC and, solely for the limited purposes stated therein, SN EF Maverick, LLC.

10.12	(a)		Letter Agreement, dated as of March 1, 2017, between SN Comanche Manager, LLC and Sanchez Oil & Gas Corporation.

10.13	(a)*		Form of Performance Phantom Stock Agreement.

31.1	(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	(a)	—	XBRL Instance Document.

101.SCH	(a)	—	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)		XBRL Taxonomny Extension Presentation Linkbase Document

(a)	Filed herewith.

(b)	Furnished herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2017.

SANCHEZ ENERGY CORPORATION

By:	/s/ Kirsten A. Hink
Kirsten A. Hink
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer)

By:	/s/ Howard J. Thill
Howard J. Thill
Executive Vice President and Chief Financial Officer (Principal Financial Officer)