Form 10-Q
period 2017-06-30
Sanchez Energy Corp
filed 2017-08-09
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

ma
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Number of shares of registrant’s common stock, par value $0.01 per share, outstanding as of August 8, 2017: 83,146,085

Sanchez Energy Corporation

Form 10‑Q

For the Quarterly Period Ended June 30, 2017

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10‑Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements. These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Quarterly Report on Form 10‑Q, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows, operational and commercial benefits of our partnerships, the expected benefits from the Comanche Acquisition (defined below) and our strategic relationship with Sanchez Midstream Partners LP (“SNMP”) (formerly Sanchez Production Partners LP) are forward‑looking statements. Forward‑looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

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

•

our ability to successfully integrate the various assets acquired, including assets acquired in the Comanche Acquisition, into our operations, fully identify existing and potential problems with respect to such properties and accurately estimate reserves, production and costs with respect to such properties;

•	the realized benefits of our partnerships and joint ventures, including our partnership with affiliates of The Blackstone Group, L.P.;

•	the realized benefits of our transactions with SNMP;

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$128,247	$501,917
Oil and natural gas receivables	67,271	41,057
Joint interest billings receivables	23,080	496
Accounts receivable - related entities	5,691	6,401
Fair value of derivative instruments	38,926	—
Other current assets	9,630	12,934
Total current assets	272,845	562,805
Oil and natural gas properties, at cost, using the full cost method:
Proved oil and natural gas properties	4,186,528	3,164,115
Unproved oil and natural gas properties	477,863	231,424
Total oil and natural gas properties	4,664,391	3,395,539
Less: Accumulated depreciation, depletion, amortization and impairment	(2,818,705)	(2,736,951)
Total oil and natural gas properties, net	1,845,686	658,588

Other assets:
Fair value of derivative instruments	24,067	—
Investments (Investment in SNMP measured at fair value of $27.2 million and $26.8 million as of June 30, 2017 and December 31, 2016, respectively)	33,851	39,656
Other assets	41,604	25,231
Total assets	$2,218,053	$1,286,280
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,784	$1,076
Other payables	3,067	2,251
Accrued liabilities:
Capital expenditures	96,336	35,154
Other	89,083	82,458
Deferred premium liability	—	2,079
Fair value of derivative instruments	2,229	31,778
Other current liabilities	79,362	22,201
Total current liabilities	272,861	176,997
Long term debt, net of premium, discount and debt issuance costs	1,893,789	1,712,767
Asset retirement obligations	31,848	25,087
Fair value of derivative instruments	1,306	3,236
Other liabilities	56,387	64,333
Total liabilities	2,256,191	1,982,420
Commitments and contingencies (Note 16)
Mezzanine equity:
Preferred units ($1,000 liquidation preference, 500,000 units authorized; 500,000 and zero units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	409,185	—
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of June 30, 2017 and December 31, 2016 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of June 30, 2017 and December 31, 2016 of 6.500% Convertible Perpetual Preferred Stock, Series B)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 82,504,903 and 66,156,378 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	829	670
Additional paid-in capital	1,347,426	1,112,397
Accumulated deficit	(1,795,631)	(1,809,260)
Total stockholders' deficit	(447,323)	(696,140)
Total liabilities and stockholders' deficit	$2,218,053	$1,286,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Oil sales	$91,096	$65,786	$164,372	$108,468
Natural gas liquid sales	36,873	21,979	63,973	37,024
Natural gas sales	47,735	23,203	81,201	45,292
Total revenues	175,704	110,968	309,546	190,784
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	64,848	44,919	105,073	89,612
Production and ad valorem taxes	8,799	6,188	15,323	10,131
Depreciation, depletion, amortization and accretion	50,851	43,342	84,057	90,308
Impairment of oil and natural gas properties	—	87,380	—	109,464
General and administrative (1)	29,713	23,983	97,178	43,463
Total operating costs and expenses	154,211	205,812	301,631	342,978
Operating income (loss)	21,493	(94,844)	7,915	(152,194)
Other income (expense):
Interest income	150	158	507	483
Other income (expense)	(6,618)	211	3,917	(202)
Gain on sale of oil and natural gas properties	7,133	—	12,276	—
Interest expense	(35,961)	(31,822)	(68,986)	(63,428)
Earnings from equity investments	242	2,179	677	2,691
Net gains (losses) on commodity derivatives	59,615	(58,750)	98,496	(35,993)
Total other income (expense)	24,561	(88,024)	46,887	(96,449)
Income (loss) before income taxes	46,054	(182,868)	54,802	(248,643)
Income tax benefit	255	—	1,208	—
Net income (loss)	46,309	(182,868)	56,010	(248,643)
Less:
Preferred stock dividends	(3,987)	(3,987)	(7,974)	(7,974)
Preferred unit dividends and distributions	(10,949)	—	(27,415)	—
Preferred unit amortization	(5,282)	—	(6,992)	—
Net income allocable to participating securities	(1,893)	—	(1,021)	—
Net income (loss) attributable to common stockholders	$24,198	$(186,855)	$12,608	$(256,617)

Net income (loss) per common share - basic	$0.32	$(3.20)	$0.17	$(4.38)
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic	76,395	58,413	73,045	58,575
Net income (loss) per common share - diluted	$0.31	$(3.20)	$0.17	$(4.38)
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - diluted	89,015	58,413	73,145	58,575

(1)

Includes non-cash stock-based compensation expense of $4,335 and $6,784, respectively, for the three months ended June 30, 2017 and 2016, and $16,426 and $9,595, respectively, for the six months ended June 30, 2017 and 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2017 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2016	1,839	$18	3,528	$35	66,987	$670	$1,112,397	$(1,809,260)	$(696,140)
Issuance of warrants	—	—	—	—	—	—	58,958	—	58,958
Issuance of common shares to holders of Preferred Units	—	—	—	—	1,500	15	17,940	—	17,955
Issuance of common stock, net of offering costs of $7.8 million	—	—	—	—	11,500	115	134,968	—	135,083
Dividends on Series A and Series B Preferred stock	—	—	—	—	854	9	7,965	(7,974)	—
Dividends on SN UnSub preferred units	—	—	—	—	—	—	—	(16,667)	(16,667)
Distributions - SN UnSub preferred units	—	—	—	—	—	—	—	(10,748)	(10,748)
Accretion of discount on Sn UnSub preferred units	—	—	—	—	—	—	—	(6,992)	(6,992)
Restricted stock awards, net of forfeitures	—	—	—	—	2,028	20	(20)	—	—
Stock-based compensation	—	—	—	—	—	—	16,426	—	16,426
Deferred tax benefit - current period retained earnings impact	—	—	—	—	—	—	(1,208)	—	(1,208)
Net income	—	—	—	—	—	—	—	56,010	56,010
BALANCE, June 30, 2017	1,839	$18	3,528	$35	82,869	$829	$1,347,426	$(1,795,631)	$(447,323)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,010	$(248,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	84,057	90,308
Impairment of oil and natural gas properties	—	109,464
Gain on sale of oil and natural gas properties	(12,276)	—
Stock-based and phantom unit compensation expense	30,391	13,222
Net losses (gains) on commodity derivative contracts	(98,496)	35,993
Net cash settlement received on commodity derivative contracts	4,069	85,120
Gain on embedded derivatives	(249)	—
Losses incurred on premiums for derivative contracts	—	12,207
Gain on investments	(806)	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(7,407)	(7,406)
Amortization of debt issuance costs	6,205	3,890
Accretion of debt discount, net	316	316
Deferred taxes	(1,208)	—
(Gain) Loss on inventory market adjustment	(9)	479
Earnings from equity investments	(677)	(2,691)
Distributions from equity investments	847	101
Changes in operating assets and liabilities:
Accounts receivable	(50,521)	(7,967)
Other current assets	1,430	(915)
Accounts payable	1,708	(1,247)
Accounts receivable - related entities	710	491
Other payables	816	(174)
Accrued liabilities	6,992	6,348
Other current liabilities	42,656	(159)
Net cash provided by operating activities	64,558	88,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(217,680)	(172,843)
Payments for other property and equipment	(15,130)	(878)
Proceeds from sale of oil and natural gas properties	60,802	—
Acquisition of oil and natural gas properties	(1,039,127)	—
Payments for investments	(74)	(18,053)
Sale of investments	12,500	—
Net cash used in investing activities	(1,198,709)	(191,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	258,500	—
Repayment of borrowings	(60,000)	—
Issuance of common stock (net of of underwriting discounts of $7.8 million)	135,942	—
Issuance of preferred units	500,000	—
Issuance costs related to preferred units	(20,894)	—
Financing costs	(24,633)	(1,758)
Preferred dividends paid	—	(3,987)
Cash paid to tax authority for employee stock-based compensation awards	(1,019)	(1,867)
Preferred unit distribution	(27,415)	—
Net cash provided by (used in) financing activities	760,481	(7,612)

Decrease in cash and cash equivalents	(373,670)	(110,649)
Cash and cash equivalents, beginning of period	501,917	435,048
Cash and cash equivalents, end of period	$128,247	$324,399

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$5,521	$885
Change in accrued capital expenditures	61,735	(23,379)
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	—	715
Cash paid for interest	$61,786	$59,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the Eagle Ford Shale in South Texas where we have assembled over 356,000 net acres. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future upside opportunity.

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

As of June 30, 2017, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s consolidated financial statements contained in the 2016 Annual Report. During the first quarter 2017, as a result of the Comanche Acquisition and related financing, the Company incurred preferred equity that is classified as Mezzanine Equity on the Balance Sheet (the “SN UnSub Preferred Units”). Dividends and amortization of the discount on the SN UnSub Preferred Units have an impact on the Earnings per Share calculation as described below.

Earnings per Share

Basic net income (loss) per common share is computed using the two-class method. The two-class method is required for those entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s restricted shares of common stock (see Note 14, “Stock‑Based Compensation”) are participating securities under Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock. Participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

To determine net income (loss) allocated to each class of ownership (common equity and SN UnSub Preferred Units), we first allocated net income (loss) in accordance with the amount of distributions made for the period by each class, if any. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common share even though cash distributions are not necessarily derived from current or prior period earnings. The remaining net income (loss) was allocated to each class in proportion to the class weighted average number of shares outstanding for the period, as compared to the weighted average number of shares for all classes for the period. Diluted net income (loss) per common share reflects the dilutive effects of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Company’s Series A and Series B Preferred Stock (as defined below) using the if‑converted method, if the effect is dilutive.

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

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter 2018.  Early adoption is permitted, and the Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 as of the quarter ended March 31, 2017 on a retrospective basis. Adoption of this guidance affected the statement of cash flows as of June 30, 2016 as follows (in thousands):

Increase in net cash provided by operating activities of approximately $1,867

Increase in net cash used in financing activities of approximately $1,867

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company will not early adopt the standard although early adoption is permitted. The Company’s expectation is to apply the modified retrospective approach. As part of the assessment, the Company has formed an implementation work team, completed trainings on the new revenue recognition model and gathered a representative sample of material revenue contracts covering current revenue streams for which we are currently evaluating the impact under the new standard. The Company is currently collecting all remaining contracts and evaluating the impacts to its consolidated financial statements under the revised standards.

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

Marquis Disposition

On June 15, 2017, the Company, via a a wholly owned subsidiary, SN Marquis LLC (“SN Marquis”), sold its non-core Marquis asset in the Eagle Ford Shale to Lonestar Resources US, Inc. (“Lonestar”) for approximately $50 million in cash and Lonestar Series B Convertible Preferred Stock structured to be converted into 1.5 million shares of Lonestar Class A Common Stock upon the satisfaction of certain conditions (the “Marquis Disposition”). Consideration received from the Marquis Disposition was based on a January 1, 2017 effective date and is subject to other normal and customary pre- and post-closing adjustments. Assets conveyed pursuant to the Marquis Disposition consist of approximately 21,000 net acres primarily located in Fayette and Lavaca Counties, Texas, net proved reserves of approximately 2.7 MMBoe (100% developed), and net production of approximately 1,750 barrels of oil equivalent per day from 104 gross (65 net) wells. The Company did not record any gains or losses as a result of the Marquis Disposition.

Comanche Acquisition

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by The Blackstone Group, L.P., completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) Pearsall Shale acres, with an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for approximately $2.1 billion in cash, after preliminary closing adjustments (the “Comanche Acquisition”). Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition (the “Comanche Purchase Agreement”), (i) SN UnSub paid approximately 37% of the purchase price (including through a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price. In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves (PDPs), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (PDNPs), and 20% and 30%, respectively, of the total proved undeveloped reserves (PUDs)). Pursuant to the Comanche Purchase Agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in and to the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs).The Comanche Assets are primarily located in the Western Eagle Ford Shale and significantly expanded our asset base and production.  The effective date of the Comanche Acquisition is July 1, 2016. The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$781,988
Unproved properties	262,677
Other assets acquired	2,751
Fair value of assets acquired	1,047,416
Asset retirement obligations	(8,289)
Fair value of net assets acquired	$1,039,127

In addition, as is common in our industry, we are party to certain gathering agreements that obligate us to deliver a specified volume of production over a defined time horizon. In particular, with respect to the Comanche Assets,  we as the operator, on behalf of ourselves and the other working interest partners, are party to two gathering agreements that require us to deliver variable monthly quantities through 2034. Gross volumes under these contracts peak at approximately 63,000 barrels per day (approximately 14,800 barrels per day net) of crude oil and condensate in 2020 and 430,000 Mcf per day (approximately 101,400 Mcf per day net) of natural gas in 2022, and then decrease annually thereafter through the end of the contracts. We are currently meeting our minimum volume commitments under these contracts and expect to continue to fulfill these obligations based on our anticipated development plan for the Comanche Assets.

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly owned subsidiary of the Company, completed the initial closing of the sale of certain oil and gas interests and associated assets located in Dimmit County, Frio County, LaSalle County, Zavala County and McMullen County, Texas (the “Cotulla Assets”) to Carrizo (Eagle

Ford) LLC (“Carrizo Eagle Ford”) pursuant to a purchase and sale agreement dated October 24, 2016 by and among SN Cotulla, the Company for the limited purposes set forth therein, Carrizo Eagle Ford and Carrizo Oil and Gas for the limited purposes set forth therein, for an adjusted purchase price of approximately $153.5 million (the “Cotulla Disposition”).  The effective date of the Cotulla Disposition is June 1, 2016. During the first quarter 2017, a second closing on an additional portion of the Cotulla Assets was completed for cash consideration of approximately $7.0 million. During the second quarter 2017, a third and final closing on the remaining portion of the Cotulla Assets was completed for cash consideration of approximately $9.7 million for total aggregate cash consideration of approximately $170.3 million, subject to customary post-closing conditions.

Typically, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized. However, in circumstances where treating a sale like a normal retirement would result in a significant change in the Company’s amortization rate, judgment should be applied. The Company determined that adjustments to capitalized costs for the Cotulla Disposition would cause a significant change in the Company’s amortization rate. As such, the Company recorded a gain of approximately $112.3 million related to first closing of the Cotulla Disposition. During the first quarter 2017, the Company recorded a gain of approximately $5.1 million related to the second closing on an additional portion of the Cotulla Assets and, in the second quarter 2017, the Company recorded an additional gain of approximately $7.1 million related to the final closing of an additional portion of the Cotulla Assets.

Results of Operations and Pro Forma Operating Results

The following unaudited pro forma combined financial information for the three and six months ended June 30, 2017 and 2016 is based on the historical consolidated financial statements of the Company adjusted to reflect as if the Comanche Acquisition and related financing had occurred on January 1, 2016. The unaudited pro forma combined financial information includes adjustments primarily for revenues and expenses for the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and issuance cost amortization of the acquisition preferred financing.  The unaudited pro forma combined financial statements give effect to the events set forth below:

•	The Comanche Acquisition completed March 1, 2017.
•

The issuance of 500,000 preferred units of SN UnSub (the “SN UnSub Preferred Units” as defined further below in Note 13, “Stockholders’ and Mezzanine Equity”) for $500 million to finance a portion of the Comanche Acquisition.

•

The borrowing of $173.5 million on a $330 million senior secured reserve based revolving credit facility of SN UnSub (the “SN UnSub Credit Agreement” as defined below in Note 6, “Long-Term Debt”) to finance a portion of the Comanche Acquisition.

•	Issuance of 1,455,000 shares of the Company’s common stock to certain funds managed or advised by GSO Capital Partners LP (“GSO”), which is an investor in SN UnSub.
•	Issuance of 45,000 shares of the Company’s common stock to Intrepid Private Equity V-A, LLC (“Intrepid”), which is an investor in SN UnSub.
•	Issuance of warrants to certain funds managed or advised by GSO (the “GSO Funds”) to purchase 1,940,000 shares of the Company’s common stock at an exercise price of $10 per share.
•	Issuance of warrants to Intrepid to purchase 60,000 shares of the Company’s common stock at an exercise price of $10 per share.
•	Issuance of warrants to Gavilan to purchase 6,500,000 shares of the Company’s common stock at an exercise price of $10 per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$175,703	$176,459	$353,575	$321,767
Net income (loss) attributable to common stockholders	$14,431	$(254,349)	$(298,125)	$(386,794)
Net income (loss) per common share, basic	$0.19	$(3.56)	$(3.94)	$(5.40)
Net income (loss) per common share, diluted	$0.16	$(3.56)	$(3.94)	$(5.40)

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

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2017 for the Comanche Acquisition are shown in the table that follows. Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Six Months Ended June 30,
2017
Revenues	$86,807
Excess of revenues over direct operating expenses	$46,278

Note 4. Cash and Cash Equivalents

As of June 30, 2017 and December 31, 2016, cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash at banks	$79,465	$58,269
Money market funds	48,782	443,648
Total cash and cash equivalents	$128,247	$501,917

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

Full Cost Ceiling Test—Capitalized costs (net of accumulated depreciation, depletion and amortization and deferred income taxes) of proved oil and natural gas properties are subject to a full cost ceiling limitation. The ceiling limits these costs to an amount equal to the present value, discounted at 10%, of estimated future net cash flows from estimated proved reserves less estimated future operating and development costs, abandonment costs (net of salvage value) and estimated related future income taxes. In accordance with SEC rules, the oil and natural gas prices used to calculate the full cost ceiling are the 12-month average prices, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements (the “SEC price”). Prices are adjusted for “basis” or location differentials. Prices are held constant over the life of the reserves. If unamortized costs capitalized within the cost pool exceed the ceiling, the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling. During the three and six month periods ended June 30, 2017, the Company did not record a full cost ceiling test impairment. While there is a possibility that the Company will incur impairments to our full cost pool in 2017, factors impacting the full cost ceiling test impairment calculation in future periods have not yet been determined. Based upon the NYMEX first-day-of-the-month prices for July and August 2017, along with the NYMEX WTI forward-looking price deck for September 2017, the Company estimates the average 12 month trailing first-day-of-the-month prices ending September 30, 2017 to increase from the current quarter ended.

Costs associated with unproved properties and properties under development, including costs associated with seismic data, leasehold acreage and the current drilling of wells, are excluded from the full cost amortization base until the properties have been evaluated. Unproved properties are identified on a project basis, with a project being an area in which significant leasehold interests are acquired within a contiguous area. Unproved properties are reviewed periodically by management, and when management determines that a project area has been evaluated through drilling operations or a thorough geologic evaluation, the project area is transferred into the full cost pool subject to amortization. The Company assesses the carrying value of its unproved properties that are not subject to amortization for impairment periodically. If the results of an assessment indicate that the properties are impaired, the amount of the asset impaired is added to the full cost pool subject to both periodic amortization and the ceiling test.

Note 6. Long‑Term Debt

Long-term debt on June 30, 2017 consisted of $1.15 billion face value of 6.125% senior notes (consisting of $850 million in Original 6.125% Notes (defined below) and $300 million in Additional 6.125% Notes (defined below), which were issued at a premium to face value of $2.3 million), maturing on January 15, 2023, $600 million principal amount of 7.75% senior notes (consisting of $400 million in Original 7.75% Notes (defined below) and $200 million in Additional 7.75% Notes (defined below), which were issued at a discount to face value of $7.0 million), maturing on June 15, 2021, and $198.5 million related to the SN UnSub Credit Agreement (defined below).

As of June 30, 2017 and December 31, 2016, the Company’s long‑term debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			June 30,	December 31,
	Interest Rate	Maturity Date	2017	2016
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$—	$—
SN UnSub Credit Agreement	Variable	March 1, 2022	198,500	—
7.75% Senior Notes	7.75%	June 15, 2021	600,000	600,000
6.125% Senior Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,948,500	1,750,000
Unamortized discount on Additional 7.75% Notes			(3,579)	(4,030)
Unamortized premium on Additional 6.125% Notes			1,494	1,629
Unamortized debt issuance costs			(52,626)	(34,832)
Total long-term debt			$1,893,789	$1,712,767

The components of interest expense are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest on Senior Notes	$(29,234)	$(29,234)	$(58,470)	$(58,470)
Interest on SN UnSub credit agreement	(2,299)	—	(3,055)	—
Interest expense and commitment fees on Second Amended and Restated Credit Agreement	(562)	(455)	(940)	(752)
Amortization of debt issuance costs	(3,708)	(1,975)	(6,205)	(3,890)
Amortization of discount on Additional 7.75% Notes	(226)	(226)	(451)	(451)
Amortization of premium on Additional 6.125% Notes	68	68	135	135
Total interest expense	$(35,961)	$(31,822)	$(68,986)	$(63,428)

Credit Facility

Second Amended and Restated Credit Agreement:  On June 30, 2014, the Company, as borrower, and certain of its operating subsidiaries, as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada, as the administrative agent and collateral agent, and the lenders party thereto (together with all subsequent amendments, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of June 30, 2017, there were no borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement, which had a borrowing base of $350 million and aggregate elected commitments of $300 million. Availability under the Second Amended and Restated Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base and aggregate elected commitment amount. All of the $300 million aggregate elected commitment amount was available for future revolver borrowings as of June 30, 2017.

The Second Amended and Restated Credit Agreement matures on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement is redetermined semi-annually by the lenders based on, among other things, an evaluation of the Company’s and its restricted subsidiaries’ oil and natural gas reserves. Semi-annual redeterminations of the borrowing base are generally scheduled to occur on or before April 1 and October 1 of each year. The borrowing base is also subject to, among other things, (i) automatic reduction by 25% of the amount of any issuance of high yield debt and second lien debt, subject to certain exceptions, (ii) interim redetermination at the election of the Company once between each scheduled redetermination, (iii) interim redetermination at the election of a majority of the lenders once between each scheduled redetermination, and (iv) if the required lenders so direct, in connection with asset sales and swap terminations during the period since the most recent borrowing base determination with a combined borrowing base value of more than 10% of the value of the proved developed oil and gas properties included in the most recent reserve report, a reduction in an amount equal to the borrowing base value, as determined by the administrative agent in its reasonable judgment, of such assets and swaps.

The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by all of the Company’s existing and future subsidiaries not designated as “unrestricted subsidiaries” and are secured by a first priority lien on substantially all of the Company’s assets and the assets of its existing and future subsidiaries, not designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries, but excluding those subsidiaries designated as “unrestricted subsidiaries,” including SN UnSub.

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

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make investments, engage in transactions with affiliates, enter into hedge transactions, and make acquisitions. The Second Amended and Restated Credit Agreement also provides for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million. Furthermore, the Second Amended and Restated Credit Agreement contains financial covenants that require the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 as of the last day of each fiscal quarter, and (ii) net first lien debt (defined as the excess of first lien debt over cash) to consolidated last twelve months EBITDA of not greater than 2.0 to 1.0 as of the last day of any fiscal quarter. As of June 30, 2017, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

On April 18, 2017, the Company, together with subsidiary guarantors of the Company and Royal Bank of Canada as the administrative agent, entered into an eighth amendment to the Second Amended and Restated Credit Agreement (the “Eighth Amendment”). The Eighth Amendment amended the Second Amended and Restated Credit Agreement and its exhibits and schedules to, among other things, (a) reflect the  formation of additional restricted subsidiaries and unrestricted subsidiaries, (b) change certain covenant baskets, decrease or eliminate certain other baskets primarily related to repurchases of securities, and revise the limitations on swap agreements, (c) update certain schedules to the Second Amended and Restated Credit Agreement, and (d) provide for other technical amendments, clarifications and corrections. In addition, the administrative agent notified the Company that the borrowing base had been reaffirmed at $350 million effective as of April 19, 2017. The aggregate elected commitment amount remained unchanged at $300 million.

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

Redeterminations of the borrowing base are scheduled to occur semi-annually in April and October of each year, with the initial redetermination in May 2017. On May 8, 2017, the borrowing base of the SN UnSub Credit Agreement was reaffirmed at $330 million in conjunction with the spring redetermination. In addition, the borrowing base is subject to interim redetermination at the request of SN UnSub or the lenders based on, among other things, the lenders’ evaluation of SN UnSub’s and its subsidiaries’ oil and natural gas reserves. The borrowing base is also subject to reduction by 25% of the amount of certain junior debt issuances other than the first $200 million of such debt and by reductions as a result of hedge terminations and asset dispositions that exceed 5% of the then-effective borrowing base, in addition to other customary adjustments. As of June 30, 2017, there were approximately $198.5 million of borrowings and no letters of credit outstanding under the SN UnSub Credit Agreement.

The obligations under the SN UnSub Credit Agreement are guaranteed by all of SN UnSub’s existing and future subsidiaries not designated as “unrestricted subsidiaries,” subject to customary exceptions, and secured by a first priority lien on substantially all of SN UnSub’s assets and the assets of SN UnSub’s existing and future subsidiaries not designated as “unrestricted subsidiaries,” including a first priority lien on all ownership interests in existing and future subsidiaries not designated as “unrestricted subsidiaries,” as well as a pledge of equity interests in SN UnSub held by SN UnSub Holdings and SN EF UnSub GP, LLC, the general partner of SN UnSub (the “SN UnSub General Partner”), in each case, subject to customary exceptions. As of June 30, 2017, SN UnSub had no subsidiaries.

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

The SN UnSub Credit Agreement provides for an event of default upon a change of control and cross default between the SN UnSub Credit Agreement and other indebtedness of SN UnSub in an aggregate principal amount exceeding $25 million. Additionally, the SN UnSub Credit Agreement contains “separateness” covenants that require SN UnSub to comply with certain corporate formalities and transact with affiliates on an arm’s length basis. Furthermore, the SN UnSub Credit Agreement contains financial covenants that require SN UnSub to satisfy certain specified financial ratios, including the following tests: (i) a current assets plus undrawn borrowing capacity on the SN UnSub Credit Agreement to current liabilities ratio of at least 1.0 to 1.0 as of the last day of each fiscal quarter and (ii) a net debt to consolidated EBITDA ratio of not greater than 4.0 to 1.0 for each test period, in each case commencing with the fiscal quarter ending June 30, 2017. As of June 30, 2017, the Company was in compliance with the covenants of the SN UnSub Credit Agreement.

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

7.75% Senior Notes Due 2021

On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of the Company’s 7.75% senior notes that will mature on June 15, 2021 (the “Original 7.75% Notes”). Interest on the notes is payable on June 15 and December 15 of each year. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and offering expenses, which we used to repay outstanding indebtedness at the time. The Original 7.75% Notes are senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of our existing and future subsidiaries.

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

These hedging activities, which are governed by the terms of our Second Amended and Restated Credit Agreement and the SN UnSub Credit Agreement, as applicable, are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market participants. Any derivatives that are with lenders, or affiliates of lenders, to our Second Amended and Restated Credit Agreement or SN UnSub Credit Agreement are collateralized by the assets securing our Second Amended and Restated Credit Agreement or SN UnSub Credit Agreement, as applicable, and, therefore, do not currently require the posting of cash collateral. Our existing derivatives with non-lender counterparties, as designated under the Second Amended and Restated Credit Agreement and SN UnSub Credit Agreement, are unsecured and do not require the posting of cash collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

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

The following table presents derivative positions for the periods indicated as of June 30, 2017:

	July 1 - December 31, 2017	2018	2019	2020
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged volume (Bbls)	3,592,000	5,665,000	3,149,000	381,000
Average price ($/Bbl)	$52.80	$52.51	$51.91	$53.52

Collars (NYMEX WTI):
Hedged volume (Bbls)	368,000	-	-	-
Average floor price ($/Bbl)	$45.00	$-	$-	$-
Average ceiling price ($/Bbl)	$62.00	$-	$-	$-

Natural gas positions:
Fixed-for-floating price swaps (NYMEX Henry Hub):
Hedged volume (MMBtu)	29,774,600	68,211,500	17,644,000	2,361,000
Average price ($/MMBtu)	$3.13	$3.04	$2.90	$2.82

 The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the six months ended June 30, 2017 and the year ended December 31, 2016 (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2017	2016
Beginning fair value of commodity derivatives	$(35,014)	$178,283
Net gains (losses) on crude oil derivatives	71,120	(47,389)
Net gains (losses) on natural gas derivatives	27,334	(30,307)
Net settlements on derivative contracts:
Oil	(7,995)	(135,491)
Natural gas	3,764	(24,657)
Net premiums on derivative contracts:
Oil	—	24,547
Ending fair value of commodity derivatives	$59,209	$(35,014)

Embedded Derivatives

The Company has entered into contracts for the purchase of sand and coiled tubing that contain provisions that must be bifurcated from the contract and valued as derivatives. The embedded derivatives are valued through the use of a Monte Carlo model which utilizes observable inputs, the NYMEX WTI oil price and NYMEX Henry Hub natural gas price at various timelines. The Company has marked these derivatives to market as of June 30, 2017, and incurred an approximate $0.2 million gain as a result. Any gains or losses related embedded derivatives are recorded as a component of other income (expense) in the consolidated statement of operations.

The following table sets forth a reconciliation of the changes in fair value of the Company’s embedded derivatives for the six months ended June 30, 2017 (in thousands):

June 30,
2017
Beginning fair value of embedded derivatives	$—
Initial fair value of embedded derivatives	—
Gain on embedded derivatives	249
Ending fair value of embedded derivatives	$249

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

	June 30, 2017
	Gross Amount	Gross Amounts	Net Amounts
	of Recognized	Offset in the	Presented in the
	Assets and	Consolidated	Consolidated
	Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$41,426	$(2,500)	$38,926
Long-term asset	24,711	(644)	24,067
Total asset	$66,137	$(3,144)	$62,993
Offsetting Derivative Liabilities:
Current liability	$4,729	$(2,500)	$2,229
Long-term liability	1,950	(644)	1,306
Total liability	$6,679	$(3,144)	$3,535

	December 31, 2016
	Gross Amount	Gross Amounts	Net Amounts
	of Recognized	Offset in the	Presented in the
	Assets and	Consolidated	Consolidated
	Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$844	$(844)	$—
Long-term asset	1,426	(1,426)	—
Total asset	$2,270	$(2,270)	$—
Offsetting Derivative Liabilities:
Current liability	$32,622	$(844)	$31,778
Long-term liability	4,662	(1,426)	3,236
Total liability	$37,284	$(2,270)	$35,014

Note 8. Investments

On June 15, 2017, the Company received 1,500,000 shares of Lonestar’s Series B Convertible Preferred Stock as part of the consideration for the Marquis Disposition. The Series B Convertible Preferred Stock is convertible into Class A Common Shares of Lonestar upon satisfaction of certain conditions (the “Lonestar Convertible Shares”). The Lonestar Convertible Shares are accounted for by the Company as investments in equity securities measured at fair value in the consolidated balance sheets at the end of each reporting period. The Company recorded gains related to the investment in the Lonestar Convertible Shares for the six months ended June 30, 2017 of approximately $0.5 million. Any gains or losses related to the investment in the Lonestar Convertible Shares are recorded as a component of other income (expense) in the consolidated statement of operations.

On June 14, 2017, SN Catarina, LLC (“SN Catarina”), a wholly owned subsidiary of the Company, completed the sale of its 10% undivided interest in the Silver Oak II Gas Processing Facility in Bee County, Texas (the “SOII Facility”) to a subsidiary of Targa Resources Corp. (“Targa”) with an effective date of June 1, 2017 for $12.5 million of cash (the “SOII Disposition”). Prior to the SOII Disposition, the Company had invested $12.5 million in the SOII Facility. No gain or loss was recorded on the SOII Disposition. The Company recorded earnings of approximately $677 thousand from its equity interest in the SOII Facility for the period from January 1, 2017 through June 1, 2017, the effective date of the transaction.

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 of SNMP’s common units for $25.0 million in a private placement. As of June 30, 2017, this ownership represented approximately 15.6% of SNMP’s outstanding common units. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP. The Company records the equity investment in SNMP at fair value at the end of each reporting period. The Company recorded gains related to the investment in SNMP for the six months ended June 30, 2017 of approximately $0.3 million. In addition, the Company has recorded dividend income of approximately $2.0 million for the six months ended June 30, 2016 from the quarterly distributions made by SNMP. Any gains or losses and dividend income related to the investment in SNMP are recorded as a component of other income (expense) in the consolidated statement of operations.

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity). The valuation models used to value derivatives associated with the Company’s oil and natural gas production are primarily industry standard models that consider various inputs including (a) quoted forward prices for commodities, (b) time value and (c) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Although third-party quotes are utilized to assess the reasonableness of the prices and valuation techniques, there is not sufficient corroborating evidence to support classifying these assets and liabilities as Level 2. As of June 30, 2017, the Company had no financial instruments classified as Level 3.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$48,782	$—	$—	$48,782
Investments:
Investment in SNMP	27,159	—	—	27,159
Investment in Lonestar	6,450	—	—	6,450
Oil derivative instruments:
Swaps	—	53,652	—	53,652
Collars	—	610	—	610
Gas derivative instruments:
Swaps	—	4,947	—	4,947
Embedded derivative instruments:
Sand and coiled tubing contracts	—	249	—	249
Total	$82,391	$59,458	$—	$141,849

	As of December 31, 2016
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$443,648	$—	$—	$443,648
Equity investment:
Investment in SNMP	26,818	—	—	26,818
Oil derivative instruments:
Swaps	—	(8,291)	—	(8,291)
Collars	—	(572)	—	(572)
Gas derivative instruments:
Swaps	—	(26,151)	—	(26,151)
Total	$470,466	$(35,014)	$—	$435,452

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds and time deposits included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. The Company’s money market funds and time deposits represent cash equivalents backed by the assets of high-quality banks and financial institutions. The Company identified the money market funds and time deposits as Level 1 instruments due to the fact that these instruments have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. In addition, the Level 1 instruments include the Company’s equity investment in common units of SNMP as further discussed in Note 8, “Investments.” The investment in SNMP is being accounted for under the fair value option, included in investments on the Company’s balance sheet as of June 30, 2017. The Company identified the common units in SNMP as a Level 1 instruments due to the fact that SNMP is a publicly traded company on the NYSE MKT with daily quoted prices that can be readily obtained. The Level 1 instruments also include the Company’s investment in the Series B Convertible Preferred Shares of Lonestar as further discussed in Note 8, “Investments”. The investment in the Lonestar Convertible Shares is being accounted for at fair value and included in investments on the Company’s balance sheet as of June 30, 2017. The Company identified the Lonestar Convertible Shares as Level 1 instruments as their underlying share value is the publicly traded value of the Class A Common Units of Lonestar, with daily quoted prices that can be readily obtained on the NYSE MKT.

The Company’s derivative instruments, which consist of swaps, puts and collars, are classified as Level 2 as of June 30, 2017 and December 31, 2016 in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and they are classified as Level 2. Put option derivatives have inputs which are observable, either directly or indirectly, using market data. As of June 30, 2017, the Company believes that substantially all of the inputs required to calculate the fair value of puts are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace and are, therefore, classified as Level 2. As of December 31, 2016, the Company believes that substantially all of the inputs required to calculate the fair value of swaps, collars and puts are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no commodity derivative instruments classified as Level 3 as of June 30, 2017 or December 31, 2016.

Embedded Derivative:  The Company consummated contracts for the purchase of sand and coiled tubing that contain provisions that must be bifurcated from the contract and valued as a derivative. The embedded derivative is valued through the use of a Monte Carlo model which utilizes observable inputs, the NYMEX Henry Hub natural gas price  at various timelines. The Company believes that substantially all of the inputs required to calculate the embedded derivatives are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2 inputs. The Company has marked these derivatives to market as of June 30, 2017, and incurred an approximate $0.2 million gain as a result. The gain is the result of the increase in fair value of the embedded derivatives due to the favorable terms of the contracts compared to future forecasted oil and natural gas commodity prices.

The fair value of the Company’s embedded derivatives classified as Level 2 as of June 30, 2017 was $0.2 million. Changes in the inputs will impact the fair value measurement of the Company's embedded derivative contracts.

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

Fair Value of Other Financial Instruments

The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to the highly liquid nature of these short-term instruments. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $540.0 million as of June 30, 2017 and was calculated using quoted market prices based on trades of such debt as of that date. The registered 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 6.125% Notes was $908.5 million as of June 30, 2017 and was calculated using quoted market prices based on trades of such debt as of that date.

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

The changes in the asset retirement obligation for the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2017	2016
Abandonment liability, beginning of period	$25,087	$25,907
Liabilities incurred during period	1,086	1,492
Acquisitions	8,289	219
Divestitures	(3,802)	(4,433)
Revisions	(52)	(172)
Accretion expense	1,240	2,074
Abandonment liability, end of period	$31,848	$25,087

Note 11. Related Party Transactions

SOG, headquartered in Houston, Texas, is a private full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas and onshore Gulf Coast areas on behalf of its affiliates. The Company refers to SOG, Sanchez Energy Partners I, LP (“SEP I”), and their affiliates (but excluding the Company) collectively as the “Sanchez Group.” Ana Lee Sanchez Jacobs, an immediate family member of our Executive Chairman of our Board, our Chief Executive Officer, our President and Patricio D. Sanchez, an Executive Vice President of the Company, collectively with such individuals, either directly or indirectly, owns a majority of the equity interests of SOG. In addition, Antonio R. Sanchez, Jr. is a member of the board of directors of SOG, and such other individuals, as well as Ms. Ana Lee Sanchez Jacobs, are officers of SOG.

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

Salaries and associated benefits of SOG employees are allocated to the Company based on a fixed percentage that is reviewed quarterly and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative fees	$17,064	$7,916	$31,054	$20,000
Third-party expenses	1,627	573	3,159	3,657
Total included in general and administrative expenses	$18,691	$8,489	$34,213	$23,657

As of June 30, 2017 and December 31, 2016, the Company had a net receivable from SOG and other members of the Sanchez Group of $5.7 million and $6.4 million, respectively, which are reflected as “Accounts receivable—related entities” in the condensed consolidated balance sheets. The net receivable as of June 30, 2017 and December 31, 2016 consists primarily of advances paid related to general and administrative and other costs paid to SOG.

As of June 30, 2017 and December 31, 2016, the Company had a net payable to SNMP of approximately $7.9 million and $9.0 million, respectively, that consists primarily of the accrual for fees associated with the gathering agreement signed with SNMP as part of the Company’s sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (the “Western Catarina Midstream Divestiture”), which is reflected in the “Accrued Liabilities - Other” account on the consolidated balance sheets. On June 30, 2017, the gathering agreement was amended to, among other things, provide for an additional, incremental infrastructure fee payable to SNMP of $1.00 per barrel of water delivered by SNMP on or after April 1, 2017 through and including March 31, 2018, with no such fee being payable thereafter, and to eliminate certain late payment fees from SN Catarina to SNMP. Antonio R. Sanchez, III, the son of Antonio R. Sanchez, Jr. and brother of Eduardo A. Sanchez and Patricio D. Sanchez, is the Company’s Chief Executive Officer and is a member of the board of directors of both the Company and of the general partner of SNMP (“SNMP GP”). Patricio D. Sanchez, an Executive Vice President of the Company, is the president and chief operating officer of SNMP GP and a director of SNMP GP. Eduardo A. Sanchez, our President, is also a member of the board of directors of SNMP GP. Antonio R. Sanchez, Jr., the Executive Chairman of the Board of the Company, Antonio R. Sanchez, III, Patricio D. Sanchez and Eduardo A. Sanchez all directly or indirectly own certain equity interests in the Company and SNMP. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Patricio D. Sanchez and Eduardo A. Sanchez beneficially own approximately 0.59%, 1.53%, 1.89% and 1.52%, respectively, of the SNMP common units outstanding as of June 30, 2017.

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

The JDA provides for the administration, operation and transfer of the jointly owned Comanche Assets, and further provides for the (i) establishment of an operating committee to control the timing, scope and budgeting of operations on the Comanche Assets (subject to certain exceptions) and (ii) designation of SN Maverick as operator of the Comanche Assets and certain other interests (subject to forfeiture in the event of certain default events); the JDA also provides for mechanics relating to division of assets and operatorship among the parties, contains restrictions on the indirect or direct transfer of the parties’ interests in the Comanche Assets, including certain tag-along rights and rights of first offer provisions, and provides Gavilan with certain drag-along rights in the event of certain sale transactions, subject to certain exceptions and potential alternative structures or asset divisions. For additional information regarding the JDA, see Note 16, “Commitments and Contingencies.”

Pursuant to the Management Services Agreement, the Manager serves as manager of Gavilan Holdco’s business and provides comprehensive general, administrative, business and financial services at a price equal to Manager’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), continuing until the occurrence of one or more events giving Manager or Gavilan Holdco the right to terminate the agreement.  At the closing of the Comanche Acquisition, Gavilan Holdco paid $1.0 million to Manager under the agreement. The Management Services Agreement provides that Manager may not bill more than $500,000 of G&A costs per month to Gavilan Holdco (subject to reasonable adjustments that are consistent with market terms as a result of an increase in actual G&A costs incurred, and based upon a reasonable allocation of such costs). We also entered into a back-to-back management arrangement between Manager and SOG, on substantially the same terms and conditions as the Management Services Agreement, pursuant to which Manager delegated to SOG, and SOG agreed to perform for and on behalf of Manager, Manager’s duties and obligations under such services agreement; Manager is required to remit amounts received directly from Gavilan Holdco to Manager, including the $1.0 million paid at closing to Manager, and to pay SOG the 2% administrative fee referred to above.  In addition, we entered into a management services agreement between SOG and SN UnSub pursuant to which SOG serves as manager of  SN UnSub’s oil and gas properties and provides comprehensive general, administrative, business and financial services at a price equal to SOG’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), with an initial term expiring on March 1, 2024 (subject to earlier termination as provided therein), renewing automatically for additional one-year terms thereafter unless either SN UnSub or SOG delivers written notice to the other of its desire not to renew the term at least 180 days prior to such anniversary date. SOG may not bill G&A costs to SN UnSub in excess of $5 million per calendar year until March 1, 2019, or in excess of $10 million per calendar year thereafter.

We entered into a crude oil production marketing agreement, a residue gas marketing agreement and a natural gas liquids marketing agreement between Gavilan and SN Maverick wherein Gavilan sells all of its production from the Comanche asset to SN Maverick and SN Maverick purchases all such production from Gavilan, transports and sells such production and remits to Gavilan its proportionate share of the sale proceeds

Production Asset Transaction

On November 22, 2016, SN Cotulla and SN Palmetto, LLC (“SN Palmetto”), wholly owned subsidiaries of the Company, completed the sale of certain non-core producing oil and gas assets, located in South Texas, to SNMP and a subsidiary of SNMP for an adjusted purchase price of approximately $24.2 million in cash (the “Production Asset Transaction”). The Production Asset Transaction includes working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas. The effective date of the Production Asset Transaction is July 1, 2016. The aggregate average working interest percentage initially conveyed for the 11 producing wellbores with escalating working interests was 17.92% per wellbore and, upon January 1 of each subsequent year after the closing until January 1, 2018, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement, at which point, the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. The Company did not record any gains or losses related to the Production Asset Transaction.

Carnero Processing Disposition

On November 22, 2016, SN Midstream, LLC (“SN Midstream”), a wholly-owned subsidiary of the Company, sold its 50% membership interests in Carnero Processing, LLC (“Carnero Processing”), a 50% joint venture with an affiliate of Targa, to SNMP for an initial payment of $55.5 million and the assumption by SNMP of remaining capital commitments to Carnero Processing, which were estimated on the transaction closing date to be approximately $24.5 million (the “Carnero Processing Disposition”). The Company accounted for this joint venture as an equity method investment. Prior to the sale, the Company had invested approximately $48.0 million in Carnero Processing. Prior to the Carnero Processing Disposition, the Company recorded losses of approximately $0.1 million from equity investments during 2016. The Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” as a result of the firm gas processing agreement that remains between the Company and Targa. This deferred gain will be amortized periodically over the term of this firm gas processing agreement according to volumes processed through the Carnero Processing facility.

SNMP Unit Acquisition

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 common units of SNMP for $25.0 million in a private placement (see Note 8, “Investments”).

SNMP Lease Option

On October 6, 2016, the Company and SN Terminal, LLC (the “SNT”), a wholly owned subsidiary of the Company, on the one hand, and SNMP, on the other hand, entered into a Purchase and Sale Agreement (the “Lease Option Purchase Agreement”) pursuant to which SNT sold and conveyed to SNMP an option to acquire a ground lease (the “Lease Option”) to which SNT is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas. In addition, if the Company or any of its affiliates enter into an option to engage in the construction of or participation in a Project (as defined below) and/or receive the benefit of an acreage dedication from an affiliate of the Company relating to a Project, then such option and/or acreage dedication will also be assigned to SNMP, if SNMP exercises the Lease Option. SNMP will pay SNT $1.00 if the Lease Option is exercised, along with $250,000 if SNMP or any other person affiliated with SNMP elects to construct, own or operate a marine crude storage terminal on or within five miles of the Port Comfort lease or participates as an investor in the same, within five miles thereof (a “Project”), or the Company or its affiliates convey an acreage dedication to or an option regarding a Project.

Carnero Gathering Disposition

On July 5, 2016, SN Midstream sold its 50% membership interest in Carnero Gathering, LLC (“Carnero Gathering”), a 50% joint venture with an affiliate of Targa, to SNMP for an initial payment of approximately $37.0 million and the assumption by SNMP of remaining capital commitments to Carnero Gathering, estimated on the transaction closing date to be approximately $7.4 million (the “Carnero Gathering Disposition”). The Company accounted for this joint venture as an equity method investment. Prior to the Carnero Gathering Disposition, the Company had invested approximately $26.0 million in Carnero Gathering. As part of the Carnero Gathering Disposition, SNMP is required to pay SN Midstream a monthly earnout based on gas received from SN Catarina at Carnero Gathering’s receipt points and gas delivered and processed at the cryogenic natural gas processing plant owned by Carnero Processing in La Salle County, Texas (the “Raptor Gas Processing Facility”) for other producers. Prior to the Carnero Gathering Disposition, the Company recorded earnings of approximately $2.3 million from equity investments during 2016. The Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” as a result of the firm gas gathering agreement that remains in effect between the Company and Targa and a transportation services agreement between Targa and Carnero Gathering. This deferred gain will be amortized periodically over the term of the firm gas gathering agreement according to volumes delivered through the Carnero Gathering pipelines.

Note 12. Accrued Liabilities

The following information summarizes accrued liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Capital expenditures	$96,336	$35,154
Other:
General and administrative costs	8,134	14,738
Production taxes	5,109	2,396
Ad valorem taxes	4,481	2,756
Lease operating expenses	32,883	23,942
Interest payable	34,489	34,266
Preferred dividends payable	3,987	4,360
Total accrued liabilities	$185,419	$117,612

Note 13. Stockholders’ and Mezzanine Equity

Common Stock Offerings— On May 25, 2017, the Company entered into an equity distribution agreement with Citigroup Global Markets, Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. and filed with the SEC a prospectus supplement to our shelf registration statement that allows us to issue from time to time shares of our common stock up to an aggregate gross amount of $75 million (the “2017 ATM”). Sales of our common stock, if any, under the 2017 ATM will be made by any method permitted by law deemed to be an “at the market” offering as defined under the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our shares of common stock or to or through a market maker or as otherwise agreed by the Company and the sales agent. As of June 30, 2017, we had not issued any shares of our common stock under the 2017 ATM.

On February 6, 2017, the Company completed an underwritten public offering of 10,000,000 shares of the Company's common stock at a price to the public of $12.50 per share ($11.7902 per share, net of underwriting discounts). The Company granted the Underwriters a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s common stock on the same terms, which was exercised in full and closed on February 6, 2017. The Company received net proceeds of approximately $135.9 million (after deducting underwriting discounts of approximately $7.8 million) from the sale of the shares of common stock. The Company used the net proceeds of the offering for general corporate purposes, including working capital.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of June 30, 2017, based on the initial conversion price, approximately 4,275,640  shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of June 30, 2017, all dividends accumulated through that date had been paid. The dividends accrued for the period from April 1 to June 30, 2017, were declared by the Board and paid in shares of the Company’s common stock on July 3, 2017.

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

Series B Preferred Stock Offering—On March 26, 2013, the Company completed a private placement of 4,500,000 shares of Series B Preferred Stock. The issue price of each share of the Series B Preferred Stock was $50.00. The Company received net proceeds from the private placement of $216.6 million, after deducting placement agent’s fees and offering costs of $8.4 million. The Company used the net proceeds from this offering to fund a portion of the purchase price for the acquisition of certain assets in Dimmit, Frio, LaSalle, and Zavala Counties, Texas in the Eagle Ford Shale.

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. As of June 30, 2017, based on the initial conversion price, approximately 8,244,539 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of June 30, 2017, all dividends accumulated through that date had been paid. The dividends accrued for the period from April 1 to June 30, 2017, were declared by the Board and paid in shares of the Company’s common stock on July 3, 2017.

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

NOL Rights Plan—On July 28, 2015, the Company entered into a net operating loss carryforwards (“NOLs”) rights plan (as amended, the “Rights Plan”) with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The dividend was paid on August 10, 2015 to stockholders of record as of the close of business on August 7, 2015 (the “NOL Record Date”). In addition, one Right automatically attached to each share of common stock issued between the NOL Record Date and such date as when the Rights become exercisable. On March 1, 2017, the Company amended the Rights Plan to, among other things, amend certain defined terms to account for the issuance of warrants and grant of shares of Common Stock to the GSO Funds and the issuance of warrants to the Blackstone Warrantholders in connection with the closing of the Comanche Acquisition.

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

The exercise price and the number of shares of the Company’s common stock for which a warrant is exercisable are subject to adjustment from time to time upon the occurrence of certain events including: (i) payment of a dividend or distribution to holders of shares of the Company’s common stock payable in the Company’s common stock, (ii) a subdivision, combination, or reclassification of the Company’s common stock, (iii) the distribution of any rights, options or warrants (excluding rights issued under the Rights Plan) to all holders of the Company’s common stock entitling them for a certain period of time to purchase shares of the Company’s common stock at a price per share less than the fair market value per share, and (iv) payment of a cash distribution to all holders of the Company’s common stock or a distribution to all holders of the Company’s common stock any shares of the Company’s capital stock, evidences of indebtedness, or any of assets or any rights, warrants or other securities of the Company.  The warrant agreements also provide that, if the Company proposes a voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company, the holders of the warrants will receive the kind and number of other securities or assets which the holder would have been entitled to receive if the holder had exercised the warrant in full immediately prior to the time of such dissolution, liquidation or winding up and the right to exercise the warrant will terminate on the date on which the holders of record of the shares of common stock are entitled to exchange their shares for securities or assets deliverable upon such dissolution, liquidation or winding up.

In addition, the Company entered into separate registration rights agreements with the Blackstone Warrantholders, the GSO Funds, and Intrepid (collectively, the “Registration Rights Agreements”). The Registration Rights Agreements grant the parties certain registration rights for the shares of our common stock acquired by the parties, including the shares issuable upon the exercise of the warrants to purchase the Company’s common stock. The Registration Rights Agreements with the Blackstone Warrantholders and the GSO Funds provide that the Company will use its reasonable best efforts to prepare and file a shelf registration statement with the SEC to permit the public resale of all registrable securities covered by the applicable Registration Rights Agreement within 18 months of the date of the agreement and to cause such shelf registration statement to be declared effective no later than two years after the date of the agreement.

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

SN UnSub may, from time to time and subject to the conditions set forth in the Partnership Agreement and the SN UnSub Credit Agreement, redeem SN UnSub Preferred Units at a purchase price per unit sufficient to provide the holders of the SN UnSub Preferred Units the greater of (i) a 14.0% internal rate of return for such unit and (ii) 1.50x the purchase price for such unit, in each case inclusive of previous distributions made in cash (the “Base Return”). Partners holding a majority of the SN UnSub Preferred Units will have the option to request SN UnSub to redeem all of the preferred units for the Base Return at any time following the seventh anniversary of issuance or upon the occurrence of certain change of control transactions, as further described in the Partnership Agreement.

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

The SN UnSub Preferred Units issued in March 2017 are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following as of June 30, 2017 (in thousands):

June 30,
2017
Mezzanine equity beginning balance	$—
Private placement of SN UnSub Preferred Units	500,000
Discount	(97,807)
Accretion of discount	6,992
Dividends accrued (1)	16,667
Dividends paid (2)	(16,667)
Total mezzanine equity	$409,185

(1)

In accordance with the Partnership Agreement and SN UnSub Credit Agreement, cash distributions for the 10% dividend on the SN UnSub Preferred Units are prohibited through February 28, 2018, and thus, the dividends for the periods presented are deemed to have been paid in kind and accrued.

(2)

Dividends paid in 2017 represent tax distributions from available cash to holders of the SN UnSub Preferred Units. The Partnership Agreement provides that tax distributions shall be treated as advances of any amounts holders of the SN UnSub Preferred Units are entitled to receive, and shall be offset against any amounts holders of SN UnSub Preferred Units are entitled to receive.

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$46,309	$(182,868)	$56,010	$(248,643)
Less:
Preferred stock dividends	(3,987)	(3,987)	(7,974)	(7,974)
Preferred unit dividends and distributions	(10,949)	—	(27,415)	—
Preferred unit amortization	(5,282)	—	(6,992)	—
Net income allocable to participating securities(1)(2)	(1,893)	—	(1,021)	—
Net income (loss) attributable to common stockholders	$24,198	$(186,855)	$12,608	$(256,617)
Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	76,395	58,413	73,045	58,575
Dilutive shares(3)(4)(5)(6)(7)	12,620	—	100	—
Denominator for diluted income (loss) per common share	89,015	58,413	73,145	58,575
Net income (loss) per common share - basic	$0.32	$(3.20)	$0.17	$(4.38)
Net income (loss) per common share - diluted	$0.31	$(3.20)	$0.17	$(4.38)

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

For the three and six months ended June 30, 2016, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(3)

The three and six months ended June 30, 2017 excludes 942,841 and 1,304,160 shares, respectively, of weighted average restricted stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(4)

The three and six months ended June 30, 2016 excludes 1,789,179 and 1,423,862 shares, respectively, of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(5)

The three months ended June 30, 2017 includes 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock and 100,000 contingently issuable shares in the calculation of the denominator for diluted earnings per common share as these shares were dilutive. In addition, the related preferred stock dividends of $4.0 million were not deducted from net income in computing the numerator used in the calculation of diluted earnings per common share.

(6)

The six months ended June 30, 2017 includes 100,000 contingently issuable shares in the calculation of the denominator for diluted earnings per common share as these shares were dilutive. The six months ended June 30, 2017 excludes 12,520,179 shares of common stock resulting from an assumed conversion of the Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive.

(7)

The three and six months ended June 30, 2017 excludes 8,500,000 shares of common stock from exercisable warrants from the calculation of the denominator for diluted earnings per common share as the exercise price is greater than the average market prices of the Company’s common stock for the periods and the effect would be anti-dilutive to the computation.

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

During the three and six months ended June 30, 2017, the Company issued approximately 0.3 million and 2.1 million shares, respectively, of restricted common stock pursuant to the LTIP to certain employees (including the Company’s officers) and consultants of SOG, with whom the Company has a services agreement. The majority of these shares of restricted common stock vest in equal annual amounts over a three-year period.

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

During the three and six months ended June 30, 2017, the Company issued approximately 0.2 million and 2.0 million shares of Phantom Stock, respectively, pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement. Approximately 1.1 million shares vest in equal annual amounts over a three-year period and the remaining 0.9 million shares vest in equal annual amounts over a four-year and five-year period.

On March 1, 2017, the Company’s Chief Executive Officer, Executive Chairman of the Board, President, and Chief Operating Officer entered into a new form of agreement for use in equity awards pursuant to the LTIP, for 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, and 81,745 target shares of the Company’s common stock, respectively. The new form of agreement is a performance phantom stock agreement payable in shares of common stock (the “Performance Phantom Stock Agreement”). The phantom shares granted pursuant to the Performance Phantom Stock Agreement (the “Performance Awards”) will vest (if any) in equal annual increments over a five-year period ranging from 0% to 200% of the target phantom shares granted based on the Company’s share price appreciation relative to the share price appreciation of the S&P Oil & Gas Exploration & Production Select Industry Index for each year in the five-year performance period beginning on January 1, 2017 and ending on December 31, 2021, subject each officer’s continuous service with the Company through each vesting date.

The Performance Awards are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the Performance Awards are classified as equity within the Company’s balance sheet, as they are settled in shares of the Company’s common stock. The Performance Awards have graded-vesting features and as such, the compensation expense for the unvested awards is calculated using the graded-vesting method whereby the Company recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though they were, in substance, multiple awards. In addition, the estimated value of each tranche will be revalued at each period end and amortized over the vesting period.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted stock awards, directors	$619	$1,801	$4,601	$2,279
Restricted stock awards, non-employees	2,982	4,983	10,548	7,316
Performance awards	734	—	1,277	—
Phantom stock awards	3,024	3,093	13,965	3,627
Total stock-based compensation expense	$7,359	$9,877	$30,391	$13,222

Based on the $7.18 per share closing price of the Company’s common stock on June 30, 2017, there was approximately $30.8 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 2.44 years.

Based on the $7.18 per share closing price of the Company’s common stock on June 30, 2017, there was approximately $1.1 million of unrecognized compensation cost related to the non‑vested PARS restricted shares outstanding. The cost is expected to be recognized over an average period of approximately 3.79 years.

Based on the $7.18  per share closing price of the Company’s common stock on June 30, 2017, there was approximately $22.7 million of unrecognized compensation cost related to the non‑vested PAPS and Phantom Stock award shares outstanding. The cost is expected to be recognized over an average period of approximately 2.96 years.

Based on the estimated per share price of the Performance Awards on June 30, 2017, there was approximately $7.5 million of unrecognized compensation cost related to the Performance Awards. The cost is estimated to be recognized over a weighted average period of approximately 2.89 years.

A summary of the status of the non-vested shares for the three and six months ended June 30, 2017 and 2016 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-vested common stock, beginning of period	6,336	6,051	6,891	4,426
Granted	282	1,166	2,076	4,262
Vested	(711)	(322)	(3,060)	(1,430)
Forfeited	(47)	(10)	(47)	(373)
Non-vested common stock, end of period	5,860	6,885	5,860	6,885

As of June 30, 2017, approximately 7.2 million shares remain available for future issuance to participants under the LTIP.

A summary of the status of the non‑vested Phantom Stock shares and PAPS for the three and six months ended June 30, 2017 and 2016 is presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-vested phantom stock, beginning of period	4,690	1,995	4,012	—
Granted	191	1,739	1,986	3,734
Vested	(663)	—	(1,780)	—
Forfeited	(20)	—	(20)	—
Non-vested phantom stock, end of period	4,198	3,734	4,198	3,734

Note 15. Income Taxes

The Company used a year-to-date effective tax rate method for recording income taxes for the six month periods ended June 30, 2017 and 2016. This method is based on our expectations at June 30, 2017 and 2016 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will use this method each quarter until such time a return to the annualized effective tax rate method is deemed appropriate.

The Company's effective tax rate for the six months ended June 30, 2017 and 2016 was (2.2)% and 0%, respectively. The Company’s effective tax rate of (2.2)% for the six months ended June 30, 2017 is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to run through income tax expense. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of 0% for the six months ended June 30, 2016 is primarily related to the valuation allowance on deferred tax assets.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, has established a valuation allowance to reduce the deferred tax assets as of June 30, 2017. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At June 30, 2017, the Company had no material uncertain tax positions.

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

Catarina Drilling Obligation

In connection with the Catarina Acquisition, the 77,000 acres of undeveloped acreage that were included in the acquisition are subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual drilling period can be carried over to satisfy part of the 50 well requirement in the subsequent annual drilling period on a well-for-well basis. The lease also creates a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

Comanche Drilling Obligation

In connection with the Comanche Acquisition, we, through our subsidiaries, SN Maverick and SN UnSub, and Gavilan, entered into a development agreement with Anadarko. The development agreement requires us to drill 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022. The development agreement permits up to 30 wells drilled in excess of the annual 60 well requirement to be carried over to satisfy part of the 60 well requirement in the subsequent annual period on a well-for-well basis. The development agreement contains a parent guarantee of the performance of SN Maverick and SN UnSub. If we fail to complete and equip the required number of wells in a given year (after applying any qualifying additional wells from previous years), we and Gavilan must pay Anadarko E&P Onshore, LLC a default fee of $0.2 million for each well we do not timely complete and equip. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

Lease Payment Obligations

As of June 30, 2017, the Company had $233.2 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $137.8 million in payments due with respect to firm commitment of oil and natural gas volumes under the gathering agreement contract signed with SNMP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $83.8 million for corporate and field office leases with expiration dates through March 2025, (iii) $6.2 million for a ground lease agreement for land owned by the Calhoun Port Authority that commenced during the third quarter 2014 and has an expiration date in August 2024, and (iv) $5.4 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

The Company’s ground lease with the Calhoun Port Authority is terminable upon 180 days written notice by the Company to the lessor in addition to a $1 million termination payment. SNMP has an option to acquire the lease. See Note 11, “Related Party Transactions.”

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

Volume Commitments

As is common in our industry, the Company is party to certain oil and natural gas gathering and transportation and natural gas processing agreements that obligate us to deliver a specified volume of production over a defined time horizon. If not fulfilled, the Company is subject to deficiency payments. In particular, with respect to the Comanche Assets, on June 1, 2017, the Company entered into several agreements that require the delivery of variable minimum monthly quantities (See Note 3, “Acquisitions and Divestitures—Comanche Acquisition”). As of June 30, 2017, the Company had approximately $860.2 million in future commitments related to oil and natural gas gathering and transportation agreements ($41.4 million for the six months ended December 31, 2017, $270.1 million for 2018 through 2020, $255.7 million from 2021 through 2023, and $293.0 million under commitments expiring after December 31, 2023, in the aggregate) and approximately $71.5 million in future commitments related to natural gas processing agreements ($8.8 million for the six months ended December 31, 2017, $43.7 million for 2018 through 2020, $19.0 million from 2021 through 2023, and no commitments expiring after December 31, 2023) that are not recorded in the accompanying unaudited consolidated balance sheets.

From inception of these contracts through June 30, 2017, the Company incurred $1.4 million in deficiency payments which are reported on the unaudited consolidated statements of operations in the "Oil and natural gas production expenses" line item. We do not anticipate that any future deficiency payments under these contracts would be material, and expect to fulfill these obligations in the future based on our anticipated development plan for the Comanche Assets.

Note 17. Subsidiary Guarantors

The Company filed registration statements on Form S-3 with the SEC, which became effective January 14, 2013, June 11, 2014 and April 25, 2016 and registered, among other securities, debt securities. The subsidiaries of the Company named therein are co-registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of June 30, 2017, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of June 30, 2017, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several. The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of June 30, 2017, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

The Company’s 7.75% Notes and 6.125% Notes are guaranteed by all of the Company’s subsidiaries, except for SN UR Holdings, LLC, SN Services, LLC, SNT, SN Midstream, Manager, SN EF UnSub GP, LLC, SN EF UnSub Holdings, LLC, SN UnSub  and SN Capital, LLC, which are unrestricted subsidiaries of the Company.

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

The Company has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of its subsidiaries to distribute funds to the Company, except as noted below. SN UnSub’s and SN EF UnSub’s ability to distribute funds to the Company or its subsidiaries by dividend or loan is restricted by (i) the restrictive or negative covenants in the SN UnSub Credit Agreement and (ii) the terms of the SN UnSub Preferred Units and the consent or approval rights of the GSO Funds (or their representatives or affiliates) under the Partnership Agreement and the GP LLC Agreement, as the case may be (see Note 6, “Long-Term Debt—SN UnSub Credit Agreement” and Note 13, “Stockholders’ and Mezzanine Equity—SN UnSub Preferred Units Issuance).

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

	June 30, 2017
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$397,370	$58,323	$121,264	$(304,112)	$272,845
Total oil and natural gas properties, net	817	1,115,672	729,197	-	1,845,686
Investment in subsidiaries	998,678	-	-	(998,678)	-
Other assets	31,512	5,394	62,616	-	99,522
Total Assets	$1,428,377	$1,179,389	$913,077	$(1,302,790)	$2,218,053

Liabilities and Shareholders' Equity
Current liabilities	$88,738	$298,130	$190,105	$(304,112)	$272,861
Long-term liabilities	1,752,554	23,342	207,434	-	1,983,330
Mezzanine equity	-	-	409,185	-	409,185
Total shareholders' equity (deficit)	(412,915)	857,917	106,353	(998,678)	(447,323)
Total Liabilities and Shareholders' Equity (Deficit)	$1,428,377	$1,179,389	$913,077	$(1,302,790)	$2,218,053

	December 31, 2016
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$428,384	$157,154	$158,589	$(181,322)	$562,805
Total oil and natural gas properties, net	-	658,588	-	-	658,588
Investment in subsidiaries	734,704	-	-	(734,704)	-
Other assets	14,376	15,221	35,290	-	64,887
Total Assets	$1,177,464	$830,963	$193,879	$(916,026)	$1,286,280

Liabilities and Shareholders' Equity
Current liabilities	$109,539	$78,344	$170,435	$(181,321)	$176,997
Long-term liabilities	1,764,064	25,087	16,273	(1)	1,805,423
Total shareholders' equity (deficit)	(696,139)	727,532	7,171	(734,704)	(696,140)
Total Liabilities and Shareholders' Equity (Deficit)	$1,177,464	$830,963	$193,879	$(916,026)	$1,286,280

	Three Months Ended June 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$111,302	$64,402	$-	$175,704
Total operating costs and expenses	22,155	81,022	51,034	-	154,211
Other income	7,858	6,388	10,315	-	24,561
Income (loss) before income taxes	(14,297)	36,668	23,683	-	46,054

Income tax benefit	(18)	-	(237)	-	(255)
Equity in income (loss) of subsidiaries	61,274	-	-	(61,274)	-
Net income (loss)	$46,995	$36,668	$23,920	$(61,274)	$46,309

	Six Months Ended June 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$223,130	$86,416	$-	$309,546
Total operating costs and expenses	86,727	143,358	72,046	(500)	301,631
Other income (expense)	(3,378)	12,302	38,463	(500)	46,887
Income (loss) before income taxes	(90,105)	92,074	52,833	-	54,802

Income tax benefit	(1,208)	-	-	-	(1,208)
Equity in income (loss) of subsidiaries	144,907	-	-	(144,907)	-
Net income (loss)	$56,010	$92,074	$52,833	$(144,907)	$56,010

	Three Months Ended June 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$110,968	$-	$-	$110,968
Total operating costs and expenses	24,107	181,174	531	-	205,812
Other income (expense)	(90,502)	638	1,840	-	(88,024)
Income (loss) before income taxes	(114,609)	(69,568)	1,309	-	(182,868)

Income tax expense	-	-	-	-	-
Equity in income (loss) of subsidiaries	(68,259)	-	-	68,259	-
Net income (loss)	$(182,868)	$(69,568)	$1,309	$68,259	$(182,868)

	Six Months Ended June 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$190,784	$-	$-	$190,784
Total operating costs and expenses	43,791	298,177	1,010	-	342,978
Other income (expense)	(99,026)	225	2,352	-	(96,449)
Income (loss) before income taxes	(142,817)	(107,168)	1,342	-	(248,643)

Income tax expense	-	-	-	-	-
Equity in income (loss) of subsidiaries	(105,826)	-	-	105,826	-
Net income (loss)	$(248,643)	$(107,168)	$1,342	$105,826	$(248,643)

	Six Months Ended June 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(137,381)	$178,099	$23,840	$-	$64,558
Net cash provided by (used in) investing activities	(251,400)	(424,647)	(758,933)	236,271	(1,198,709)
Net cash provided by (used in) financing activities	108,676	246,548	641,528	(236,271)	760,481
Net decrease in cash and cash equivalents	(280,105)	-	(93,565)	-	(373,670)
Cash and cash equivalents, beginning of period	343,941	-	157,976	-	501,917
Cash and cash equivalents, end of period	$63,836	$-	$64,411	$-	$128,247

	Six Months Ended June 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,645	$79,384	$(292)	$-	$88,737
Net cash provided by (used in) investing activities	(322,233)	(172,870)	(18,026)	321,355	(191,774)
Net cash provided by (used in) financing activities	(7,612)	93,486	227,869	(321,355)	(7,612)
Net increase (decrease) in cash and cash equivalents	(320,200)	-	209,551	-	(110,649)
Cash and cash equivalents, beginning of period	434,933	-	115	-	435,048
Cash and cash equivalents, end of period	$114,733	$-	$209,666	$-	$324,399

Note 19. Variable Interest Entities

During the first quarter 2016, the Company adopted ASU 2015-02, “Consolidation—Amendments to the Consolidation Analysis,” which introduces a separate analysis for determining if limited partnerships and similar entities are variable interest entities (“VIEs”) and clarifies the steps a reporting entity would have to take to determine whether the voting rights of stockholders in a corporation or similar entity are substantive.

As noted above in Note 8, “Investments,” the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility in 2015. The Company determined that ownership in the SOII Facility is more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. On June 14, 2017, SN Catarina completed the SOII Disposition for $12.5 million in cash. Prior to the SOII Disposition, we concluded that the investment in SOII

Facility is a VIE under the revised guidance because we could not remove Targa as operator and we did not have substantive participating rights. In addition, Targa had the  discretion to direct activities of the VIE regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIE economic performance. As of June 30, 2017, the Company has accrued earnings of approximately $242 thousand for April 1 through June 1, 2017 (the effective date of the SOII Disposition) activity, which could be subject to loss.

As noted above in Note 8, “Investments,” in November 2016, the Company purchased common units of SNMP for $25.0 million as part of a private equity issuance. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP. The Company’s investment in SNMP represents a VIE that could expose the Company to losses limited to the equity in the investment at any point in time. The carrying amounts of the investment in SNMP and the Company’s maximum exposure to loss as of June 30, 2017, was approximately $27.4 million.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Company’s maximum exposure to loss as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Beginning Balance	$39,656	$37,527
Earnings in equity investments	(69)	311
Gain from change in fair value of investment in SNMP	341	1,818
Sale of investments	(12,527)	—
Equity in equity investments	$27,401	$39,656

	June 30,	December 31,
	2017	2016
Equity in equity investments	$27,401	$39,656
Guarantees of capital investments	—	—
Maximum exposure to loss	$27,401	$39,656

Note 20. Subsequent Events

On July 3, 2017, dividends declared by the Board and accrued for the period from April 1 to June 30, 2017 for the Series A Preferred Stock and Series B Preferred Stock were paid in shares of the Company’s common stock.

Subsequent to June 30, 2017, the Company executed a 1,000 barrels per day swap at $51.35 per barrel for 2018 oil production. The agreement has an option for the counterparty to add an additional 1,000 barrels per day swap at $51.35 per barrel for 2018 oil production, if exercised by December 29, 2017. In addition, the Company executed a 1,000 barrels per day swap at $51.40 per barrel for 2018 oil production with an option for the counterparty to add an additional 1,000 barrels per day swap at $51.40 per barrel for 2018 oil production, if exercised by December 29, 2017.

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

Business Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future upside opportunity. As of June 30, 2017, we have assembled approximately 356,000 net leasehold acres with an approximate 64% average working interest in the Eagle Ford Shale. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale. We continue to evaluate opportunities to grow both our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on both the opportunities and the financing alternatives available to us at the time we consider such opportunities.

Listed below is a table of our significant acquisition and divestiture transactions since January 1, 2016:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 6/30/16	Disposition (Purchase) Price (millions)
Marquis Disposition	6/15/2017	1/1/2017	Eagle Ford	N/A	N/A	$56
Comanche Acquisition	3/1/2017	7/1/2016	Eagle Ford, Pearsall	155,000	155,000	$(1,039)
Cotulla Disposition	12/14/2016	6/1/2016	Cotulla, Eagle Ford	N/A	N/A	$170
Carnero Processing Disposition	11/22/2016	11/22/2016	N/A	N/A	N/A	$56
Production Asset Transaction	11/22/2016	7/1/2016	Palmetto and Cotulla, Eagle Ford	N/A	N/A	$26
Carnero Gathering Disposition	7/5/2016	7/5/2016	N/A	N/A	N/A	$37

On June 15, 2017, the Company completed the Marquis Disposition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for approximately $50 million in cash and Lonestar Series B Convertible Preferred Stock structured to be converted into 1.5 million shares of Lonestar Class A Common Stock upon the satisfaction of certain conditions. The value of the Lonestar Series B Convertible Preferred Stock on the closing date was approximately $5.8 million. Consideration received from the Marquis Disposition was based on a January 1, 2017 effective date and is subject to other normal and customary pre- and post-closing adjustments.

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by The Blackstone Group, L.P., completed the Comanche Acquisition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for approximately $2.1 billion in cash (approximately $1.0  billion, net to the Company), after preliminary closing adjustments. The assets acquired through the Comanche Acquisition (the “Comanche Assets”) are primarily located in the Western Eagle Ford Shale and have significantly expanded our asset base and production. The Comanche Assets consist of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) Pearsall Shale acres, with an approximate 49% average working interest therein. The effective date of the transaction is July 1, 2016.

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly-owned subsidiary of the Company, completed the initial closing of the Cotulla Disposition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for cash consideration of approximately $153.5 million. During the first quarter 2017, a second closing on an additional portion of the assets was completed for cash consideration of approximately $7.1 million. During the second quarter 2017, a third and final closing on the remaining portion of the assets was completed for cash consideration of approximately $9.7 million subject to customary post-closing adjustments.

On November 22, 2016, SN Midstream, LLC (“SN Midstream”), a wholly-owned subsidiary of the Company, completed the Carnero Processing Disposition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) to SNMP, a joint venture that is 50% owned by Targa. The Company received aggregate cash consideration of approximately $55.5 million and SNMP agreed to assume approximately $24.5 million of the Company’s estimated remaining capital contribution commitments as of the transaction closing date to Carnero Processing (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements). The purchase price was determined through arm’s length negotiations between the Company and SNMP, including independent committees of both entities.

On November 22, 2016, SN Cotulla and SN Palmetto, LLC (“SN Palmetto”), wholly-owned subsidiaries of the Company, completed the Production Asset Transaction (as defined in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for cash consideration of approximately $24.2 million after $2.8 million in normal and customary closing adjustments. The purchase price was determined through arm’s length negotiations between the Company and SNMP, including independent committees of both entities. The Production Asset Transaction included the disposition of working interests in 23 producing Eagle Ford wellbores located in Dimmit and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas to SNMP. The effective date of the Production Asset Transaction is July 1, 2016.

On July 5, 2016, SN Midstream completed the Carnero Gathering Transaction (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for a purchase price of approximately $37.0 million. In addition, SNMP assumed the remaining capital commitments to Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that is 50% owned by Targa, estimated on the transaction closing date to be approximately $7.4 million, and SNMP is required to pay SN Midstream a monthly earnout based on gas received at Carnero Gathering’s receipt points from SN Catarina and gas delivered and processed at the Processing Plant (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) by other producers.

In January 2017 we announced a capital budget of $425 million to $475 million. We now anticipate our capital spending for the full year 2017 will be at the high end of that guidance.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of June 30, 2017, we had assembled approximately 356,000 net leasehold acres with an approximate 64% average working interest and have over 7,300 gross (4,000 net) locations for potential future drilling. For the year 2017, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In the area we acquired an interest in through the Comanche Acquisition, which we refer to as the Comanche area, we have approximately 61,000 net acres in Dimmit, Webb, La Salle and Maverick Counties, Texas with a 24% working interest. We anticipate drilling, completion and facilities costs on our acreage to average between $3.0 million and $5.0 million per well. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 4,400 feet to approximately 10,000 feet. Current estimated ultimate recovery (“EUR”) per well in the Comanche area is expected to range between 600 MBoe and 700 MBoe. We have identified up to 4,000 gross (1,000 net) Eagle Ford locations for potential future drilling on our Comanche area.

In the Comanche area, we have a drilling obligation that requires us to drill 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022. Up to 30 wells drilled in excess of the annual 60 well requirement can be carried over to satisfy part of the 60 well requirement in the subsequent annual period on a well-for-well basis. As of June 30, 2017, 20 wells had been drilled and 42 drilled-but-uncompleted wells

(“DUCs”) acquired as part of the Comanche Acquisition had been completed and brought online. For the year 2017, our current capital budget and plans include the drilling of at least the minimum number of wells to maintain access to such undeveloped acreage in the Comanche area.

In the Catarina area, we have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas with a 100% working interest. We anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $4.5 million per well based on our current estimates and historical well costs. The wells that made up the larger completion design trial at Catarina have experienced higher fluids content that has led to facility constraints and lower than expected production performance due in large part to apparent over-stimulation of the reservoir. Current EUR per well in the Catarina area is expected to range between 400 MBoe and 1,200 MBoe. We have identified greater than 1,400 gross (1,400 net) locations for potential future drilling on our Catarina acreage.

In the Catarina area, we also have a drilling obligation that requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120‑day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. As of June 30, 2017 SN had drilled 68 wells towards its well commitment in the Catarina area that ended on June 30, 2017. From the previous drilling commitment year, the Company had banked 20 wells. With a carried bank of 20 wells and 18 additional wells from the current year drilling program, the Company had banked the maximum allowable 30 wells on June 30, 2017, which can be used towards the next annual drilling commitment from July 1, 2017 through June 30, 2018.

In our Maverick area, we have approximately 112,000 net acres in Dimmit, Frio, LaSalle, and Zavala Counties, Texas with an average working interest of approximately 96%. We believe that our Maverick acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $4.0 million per well based on our current estimates and historical well costs. Current EUR per well in Maverick is expected to range between 300 MBoe and 400 MBoe. We have identified more than 1,100 gross (1,000 net) locations for potential future drilling on our Maverick area.

In our Javelina area, we have approximately 68,000 net acres in LaSalle and Webb Counties, Texas with an average working interest of 100%. Our Javelina acreage encompasses proven Eagle Ford down-dip areas. We currently anticipate drilling, completion and facilities costs on our acreage to be between $6.0 million and $7.5 million per well based on our current estimates. We expect average EUR per well in Javelina to range between 1,500 MBoe and 2,500 MBoe. We have identified greater than 450 gross (450 net) locations for potential drilling in our Javelina area which we believe offers significant future upside opportunity. For the year 2017, we do not plan to drill any wells in this area.

In our Palmetto area, we have approximately 8,000 net acres in Gonzales County, Texas with an average working interest of approximately 49%. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 and $6.0 million per well based on our current estimates and historical well costs. Current EUR per well in Palmetto is expected to range between 500 MBoe and 600 MBoe. We have identified up to approximately 295 gross (143 net) locations for potential future drilling in our Palmetto area.

Tuscaloosa Marine Shale

In August 2013, we acquired approximately 40,000 net undeveloped acres in what we believe to be the core of the TMS for cash and shares of our common stock (the “TMS Transaction”). In connection with the TMS Transaction, we established an AMI in the TMS with SR, which transaction included a carry on drilling costs for up to 6 gross (3 net) wells. As part of the TMS Transaction, we acquired all of the working interests in the AMI owned at closing from three sellers (two third parties and one related party of the Company, SR), resulting in our owning an undivided 50% working interest across the AMI through the TMS formation. As of June 30, 2017, the AMI held rights to approximately 75,000 gross (52,000 net) acres, of which we owned approximately 38,000 net acres.

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

Recent Developments

Marquis Disposition

As previously discussed, on June 15, 2017, the Company completed the Marquis Disposition (as defined above in Note 3, “Acquisitions and Divestitures” of Part 1, Item 1. Financial Statements) for approximately $50 million in cash and Lonestar Series B Convertible Preferred Stock structured to be converted into 1.5 million shares of Lonestar Class A Common Stock upon the satisfaction of certain conditions. Consideration received from the Marquis Disposition was based on a January 1, 2017 effective date and is subject to other normal and customary pre- and post-closing adjustments. Assets conveyed pursuant to the Marquis Disposition consist of approximately 21,000 net acres primarily located in Fayette and Lavaca Counties, Texas, net proved reserves of 2.7MMBoe (100% developed), and net production of approximately 1,750 barrels of oil equivalent per day from 104 gross (65 net) wells.

Comanche Integration

The Comanche Assets integration process continued during the second quarter 2017.  To date, the Company has brought 57 wells on-line since we closed the transaction on March 1, 2017, including 42 wells during the second quarter and 15 wells in early July 2017. In addition, there are currently 95 Comanche wells awaiting completion. With the Comanche Assets strategically located adjacent to our existing Catarina assets, we anticipate substantial operating synergies and other benefits arising from the scale and concentration of our expanded Eagle Ford position. Our continued focus on the Western Eagle Ford, expertise at multi-bench development and efficient cost structure provide us with opportunities to create significant value from the Comanche Assets. With the potential to duplicate the cost structure of our Catarina and Maverick operations throughout the Comanche Assets, we expect to further improve operating efficiencies while enhancing our capability to achieve sustainability of well cost reductions over time.

Outlook

While capital markets have shown signs of improvement recently, commodity price volatility continues to influence our operating environment. As a result, our industry, and we, face uncertainty with respect to demand and pricing for our products, service costs and availability and the ability to fund capital projects. In this environment, the Company continues to evaluate the  possibility of certain non-core divestitures and is carefully managing its capital spending and operating activities in order to preserve liquidity. The Company maintains significant operational and financial flexibility to respond to changes in market and operating conditions, and we anticipate reducing our 2018 capital spending by $75 million to $100 million to better balance cash flows.

We expect to use internally generated cash flow from operations, a portion of our cash on hand, and a combination of funds raised through the sale of certain non-core assets and/or borrowing capacity, to fund our remaining 2017 capital expenditures. We will continuously evaluate our capital spending, operating and funding activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program as warranted. In addition, we will continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

For the 12-month period ended June 30, 2017, the oil price (WTI Cushing) used in the SEC methodology for calculating PV 10 and Standardized Measures, and for performing impairment tests under the full cost method, which is calculated as the unweighted arithmetic average of the first of the month reported price for the 12 month historical period, was $48.95 per barrel. The average natural gas price (Henry Hub) calculated in the same manner was $3.01 per MMBtu. At these price levels, SEC prices for oil have increased approximately 15% and increased for natural gas approximately 21% since December 31, 2016.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase
	Three Months Ended		(Decrease)
	June 30,		2017 vs 2016
	2017	2016		%
Net Production:
Oil (MBbl)	2,075	1,634	441	27%
NGLs (MBbl)	2,130	1,519	611	40%
Natural gas (MMcf)	14,814	11,601	3,213	28%
Total oil equivalent (MBoe)	6,674	5,087	1,587	31%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$43.90	$40.25	$3.65	9%
NGLs ($ per Bbl)	17.31	14.47	2.84	20%
Natural gas ($ per Mcf)	3.22	2.00	1.22	61%
Oil equivalent ($ per Boe)	$26.33	$21.82	$4.51	21%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$47.79	$54.88	$(7.09)	(13)%
NGLs ($ per Bbl)	17.31	14.47	2.84	20%
Natural gas ($ per Mcf)	3.16	2.93	0.23	8%
Oil equivalent ($ per Boe)	$27.40	$28.64	$(1.24)	(4)%
Revenues(1):
Oil sales	$91,096	$65,786	$25,310	38%
NGL sales	36,873	21,979	14,894	68%
Natural gas sales	47,735	23,203	24,532	106%
Total revenues	$175,704	$110,968	$64,736	58%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	June 30,
	2017	2016
Production:
Oil – MBbl
Comanche	844	—
Catarina	794	963
Maverick	253	157
Cotulla	4	225
Palmetto	75	98
Marquis	99	179
TMS / Other	6	12
Total	2,075	1,634
NGLs – MBbl
Comanche	860	—
Catarina	1,222	1,395
Maverick	13	3
Cotulla	—	62
Palmetto	15	19
Marquis	20	40
TMS / Other	—	—
Total	2,130	1,519
Natural gas – MMcf
Comanche	5,022	—
Catarina	9,565	10,884
Maverick	67	19
Cotulla	(10)	398
Palmetto	77	132
Marquis	95	166
TMS / Other	(2)	2
Total	14,814	11,601
Net production volumes:
Total oil equivalent (MBoe)	6,674	5,087
Average daily production (Boe/d)	73,341	55,901
Average Sales Price (1):
Oil ($ per Bbl)	$43.90	$40.25
NGLs ($ per Bbl)	$17.31	$14.47
Natural gas ($ per Mcf)	$3.22	$2.00
Oil equivalent ($ per Boe)	$26.33	$21.82
Average unit costs per Boe:
Oil and natural gas production expenses	$9.72	$8.83
Production and ad valorem taxes	$1.32	$1.22
General and administrative	$4.45	$4.71
Adjusted G&A per Boe (2)(3)	$3.37	$3.30
Depreciation, depletion, amortization and accretion	$7.62	$8.52
Impairment of oil and natural gas properties	$—	$17.18

(1)	Excludes the impact of derivative instruments.

(2)

For the three months ended June 30, 2017 and 2016, Adjusted general and administrative (“G&A”) expense excludes non-cash stock-based compensation expense of approximately $4.3 million ($0.65 per Boe) and $6.8 million ($1.33 per Boe), respectively.

(3)

For the three months ended June 30, 2017 and 2016, Adjusted G&A expense excludes acquisition and divestiture costs included in G&A expense of approximately $2.8 million ($0.43 per Boe) and $0.4 million ($0.08 per Boe), respectively.

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

Net Production.  Production increased from 5,087 MBoe for the three months ended June 30, 2016 to 6,674 MBoe for the three months ended June 30, 2017 due to production from the Comanche wells. This increase in production was slightly offset by a decrease in production due to the Cotulla Disposition and Production Asset Transaction. The number of gross wells producing at the period end and the net production for the periods were as follows:

	Three Months Ended June 30,
	2017		2016
	# Wells	MBoe	# Wells	MBoe
Comanche	1,477	2,541	—	—
Catarina	358	3,610	311	4,173
Maverick	42	277	—	—
Cotulla	—	2	153	517
Palmetto	84	103	76	139
Marquis	—	135	103	246
TMS / Other	14	6	14	12
Total	1,975	6,674	657	5,087

For the three months ended June 30, 2017, 31% of our production was oil, 32% was NGLs and 37% was natural gas compared to the three months ended June 30, 2016 production that was 32% oil, 30% NGLs and 38% natural gas. The production mix is relatively consistent between the periods due to the similar proportion of oil, NGLs and natural gas production from our producing properties.

Revenues.  Oil, NGLs, and natural gas sales revenues totaled $175.7 million and $111.0 million for the three months ended June 30, 2017 and 2016, respectively. Oil, NGLs, and natural gas sales revenues for the three months ended June 30, 2017 increased $25.3 million, $14.9 million and $24.5 million, respectively, as compared to the three months ended June 30, 2016.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the quarter ended June 30, 2016 to the quarter ended June 30, 2017 (in thousands, except average sales price). The increase in average realized prices from the quarter ended June 30, 2016 to the quarter ended June 30, 2017 is primarily attributable to the increase in commodity price.

	Three Months Ended June 30,			Three Months Ended
	2017	2016	Production	June 30, 2016	Revenue
	Production	Production	Volume	Average Sales	Increase (Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	2,075	1,634	441	$40.25	$17,731
NGLs (MBbl)	2,130	1,519	611	$14.47	$8,851
Natural gas (MMcf)	14,814	11,601	3,213	$2.00	$6,425
Total oil equivalent (MBoe)	6,674	5,087	1,587	$21.82	$33,007

	Three Months Ended June 30,			Three Months Ended
	2017	2016	Average	June 30, 2017	Revenue
	Average Sales	Average Sales	Sales Price	Production	Increase (Decrease)
	Price	Price	Difference	Volume	due to Price
Oil (MBbl)	$43.90	$40.25	$3.65	2,075	$7,579
NGLs (MBbl)	$17.31	$14.47	$2.84	2,130	$6,043
Natural gas (MMcf)	$3.22	$2.00	$1.22	14,814	$18,107
Total oil equivalent (MBoe)	$26.33	$21.82	$4.51	6,674	$31,729

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the three months ended June 30, 2017 by approximately $17.6 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the three months ended June 30, 2017 by approximately $17.6 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating Costs and Expenses:
Oil and natural gas production expenses	$64,848	$44,919	$19,929	44%
Production and ad valorem taxes	8,799	6,188	2,611	42%
Depreciation, depletion, amortization and accretion	50,851	43,342	7,509	17%
Impairment of oil and natural gas properties	—	87,380	(87,380)	(100)%
General and administrative	29,713	23,983	5,730	24%
Total operating costs and expenses	154,211	205,812	(51,601)	(25)%

Interest income and other expense	(6,468)	369	(6,837)	*
Gain on sale of oil and natural gas properties	7,133	—	7,133	*
Interest expense	(35,961)	(31,822)	(4,139)	13%
Earnings from equity investments	242	2,179	(1,937)	(89)%
Net gains on commodity derivatives	59,615	(58,750)	118,365	(201)%
Income tax expense	255	—	255	*

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the day-to-day costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 44% to approximately $64.8 million for the three months ended June 30, 2017 as compared to $44.9 million for the same period in 2016. The 44% increase in oil and natural gas production expenses in the second quarter 2017 compared to the same period of 2016 is primarily attributable to the increase in operating activity related to the wells in the Comanche area. Our average production expenses increased from $8.83 per Boe during the three months ended June 30, 2016 to $9.72 per Boe for the three months ended June 30, 2017. This increase was due primarily to the increase in marketing and transportation costs related to contracts signed in connection with the Comanche Acquisition and the increase in gathering and transportation costs associated with the gathering agreement contract with SNMP. While we expect our oil and natural gas production expenses to increase as we add producing wells and vendor costs increase, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $8.8 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively. The increase in production and ad valorem taxes in the second quarter 2017 compared to the same period in 2016 was primarily due to the increase in production taxes based on the corresponding increase in revenue during the period. In addition, there was an increase in ad valorem taxes due to the addition of the Comanche wells in March 2017. Our average production and ad valorem taxes increased from $1.22 per Boe during the three months ended June 30, 2016 to $1.32 per Boe for the three months ended June 30, 2017, which is relatively consistent with the prior period.

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

Our DD&A expense increased $7.5 million from $43.3 million ($8.52 per Boe) for the three months ended June 30, 2016 to $50.8 million ($7.62 per Boe) for the three months ended June 30, 2017. The majority of the increase in DD&A is related to the increase in production from the wells acquired in the Comanche Acquisition. This was slightly offset by the decrease in the depletion rate due to the cumulative effect of full cost ceiling impairments recorded since the second quarter 2016 and the decrease in the full cost pool related to the Cotulla Disposition, Production Asset Transaction in 2016 and the Marquis Disposition in 2017. Increased production during the three months ended June 30, 2017 as compared to the same period in 2016 resulted in a $13.2 million increase in depletion expense and the decrease in the depletion rate resulted in a $6.0 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based on the projected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We did not record a full cost ceiling test impairment for the three months ended June 30, 2017. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We recorded a full cost ceiling test impairment after income taxes of $87.4 million for the three months ended June 30, 2016. While there is a possibility that the Company will incur impairments to our full cost pool in 2017, factors impacting the full cost ceiling test impairment calculation have not yet been determined. Based upon the NYMEX first-day-of-the-month prices for July and August 2017, along with the NYMEX WTI forward-looking price deck for September 2017, the Company estimates the average 12 month trailing first-day-of-the-month prices ending September 30, 2017 to increase from the current quarter ended.

If the simple average of oil, natural gas, and NGL prices as of the first day of each month for the trailing 12‑month period ended September 30, 2017 had been $49.44 per barrel of oil, $3.02 per MMBtu for natural gas, and $26.57 per barrel of propane, while all other factors remained constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have increased. The aforementioned prices were calculated based on a 12‑month simple average, which includes the oil and natural gas prices on the first day of the month for the 10 months ended July 2017 and the July 2017 prices were held constant for the remaining two months. The increase in the ceiling test limitation is a result of the increase in the simple average for oil, natural gas and NGL prices as compared to the simple average prices for the trailing 12-month period ended June 30, 2017. This calculation of the impact of forward-looking commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of prices for oil, natural gas, and NGLs. Therefore, this calculation strictly isolates the impact of commodity prices on our ceiling test limitation and proved reserves. The impact of price is only a single variable in the estimation of our proved reserves and other factors noted above could have a significant impact on future reserves and the present value of future cash flows. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

General and Administrative Expenses.  Our general and administrative (“G&A”) expenses totaled $29.7 million for the three months ended June 30, 2017 compared to $24.0 million for the same period in 2016. This increase was due primarily to additional legal, consulting and professional fees and added personnel at SOG performing services for the Company associated with the Comanche Acquisition and operations. Our G&A expenses per Boe decreased from $4.71 per Boe for the three months ended June 30, 2016 to $4.45 per Boe for the three months ended June 30, 2017.

For the three months ended June 30, 2017 and 2016, we recorded non-cash stock‑based compensation expense (settled in common shares) of approximately $4.3 million ($0.65 per Boe) and $6.8 million ($1.33 per Boe), respectively. The decrease in the non-cash stock-based compensation expense amount was caused by a decrease in the Company’s stock price offset by an increase in the awards outstanding and the associated amortization expense recognized. Because the Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s decrease in stock price will cause a decrease to the stock‑based compensation expense recognized during the quarter.

We recorded costs associated with significant acquisitions and divestitures that are included in G&A of $2.8 million ($0.43 per Boe) for the three months ended June 30, 2017. Costs associated with the significant acquisition or divestitures included in G&A for the three months ended June 30, 2016 totaled approximately $0.4 million ($0.08 per Boe).

Adjusted G&A, excluding non-cash stock‑based compensation expense and acquisition and divestiture costs included in G&A, totaled $22.5 million ($3.37 per Boe) and $16.8 million ($3.30 per Boe), for the three months ended June 30, 2017 and 2016, respectively.

Other Income (Expense).  For the three months ended June 30, 2017, other expense totaled $6.5 million. This is compared to the three months ended June 30, 2016, for which other income totaled $0.4 million. The other expense incurred during the three months ended June 30, 2017 relates primarily to a $8.5 million loss associated with the decrease in fair value of the investment in SNMP slightly offset by the distribution income of $1.0 million from the quarterly distribution on the investment in SNMP. For the three months ended June 30, 2016, other income primarily related to $0.2 million from interest income.

Interest Expense.  For the three months ended June 30, 2017, interest expense totaled $36.0 million and included $3.7 million in amortization of debt issuance costs. This is compared to the three months ended June 30, 2016, for which interest expense totaled $31.8 million and included $2.0 million in amortization of debt issuance costs. The interest expense incurred during the three months ended June 30, 2017 and June 30, 2016 is primarily related to the 7.75% Notes issued in June and September 2013, the 6.125% Notes issued in June and September 2015 and, for 2017, the SN UnSub Credit Agreement (as defined above in Note 6, “Long Term Debt” of Part 1, Item 1. Financial Statements) outstanding debt incurred in March 2017.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the three months ended June 30, 2017, we recognized a total gain of $59.6 million on our commodity derivative contracts primarily related mark-to-market gains on oil and natural gas derivatives of

$40.7 million and $11.7 million, respectively. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the end of the period. In addition, there were settlement gains on oil derivatives of $8.1 million offset by settlement losses of $0.9 million on gas derivatives. Settlement gains and losses are the result of the decrease or increase, respectively, in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

During the three months ended June 30, 2016, we recognized a total loss of $58.8 million on our commodity derivative contracts primarily related to mark-to-market losses on oil and natural gas derivatives of $59.3 million and $34.2 million, respectively, associated with the increase in oil and natural gas prices during the second quarter 2016. These losses were slightly offset by settlement gains on oil and natural gas derivatives of $23.9 million and $10.8 million, respectively. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement during the current period.

Income Tax Benefit.  For the three months ended June 30, 2017, the Company recorded an income tax benefit of approximately $0.3 million. Our effective tax rate for the three months ended June 30, 2017 was approximately (0.6)% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to immaterial differences recorded during the period on warrants issued by the Company to purchase common stock (as described in Note 13, “Stockholders’ and Mezzanine Equity” of Part 1, Item 1. Financial Statements) that had a day one difference in estimated fair value for book and tax accounting purposes and an adjustment related to a modification on the Company’s separate filing obligations related to the Comanche Acquisition. For the three months ended June 30, 2016, the Company did not record income tax expense. Due to the full cost ceiling impairment recorded, the Company was in a net loss position. Our effective tax rate for the three months ended June 30, 2016 rounded to approximately 0% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance recorded during the period.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

			Increase (Decrease)
	Six Months Ended June 30,		2017 vs 2016
	2017	2016		%
Net Production:
Oil (MBbl)	3,624	3,274	350	11%
NGLs (MBbl)	3,501	3,207	294	9%
Natural gas (MMcf)	25,270	22,497	2,773	12%
Total oil equivalent (MBoe)	11,336	10,232	1,104	11%

Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$45.36	$33.13	$12.23	37%
NGLs ($ per Bbl)	18.27	11.54	6.73	58%
Natural gas ($ per Mcf)	3.21	2.01	1.20	60%
Oil equivalent ($ per Boe)	$27.31	$18.65	$8.66	46%

Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$47.56	$53.79	$(6.23)	(12)%
NGLs ($ per Bbl)	18.27	11.54	6.73	58%
Natural gas ($ per Mcf)	3.07	2.91	0.16	5%
Oil equivalent ($ per Boe)	$27.68	$27.24	$0.44	2%

Revenues(1):
Oil sales	$164,372	$108,468	$55,904	52%
Natural gas liquids sales	63,973	37,024	26,949	73%
Natural gas sales	81,201	45,292	35,909	79%
Total revenues	$309,546	$190,784	$118,762	62%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Six Months Ended
	June 30,
	2017	2016
Production:
Oil - MBbl
Comanche	1,144	—
Catarina	1,563	1,869
Maverick	526	290
Cotulla	19	481
Palmetto	136	211
Marquis	222	397
TMS / Other	14	26
Total	3,624	3,274
NGLs - MBbl
Comanche	1,126	—
Catarina	2,281	2,941
Maverick	19	4
Cotulla	1	132
Palmetto	25	44
Marquis	49	86
TMS / Other	—	—
Total	3,501	3,207
Natural gas - MMcf
Comanche	6,885	—
Catarina	17,933	21,037
Maverick	107	25
Cotulla	(9)	793
Palmetto	145	278
Marquis	211	359
TMS / Other	(2)	5
Total	25,270	22,497
Net production volumes:
Total oil equivalent (MBoe)	11,336	10,232
Average daily production (Boe/d)	62,630	56,220
Average Sales Price (1):
Oil ($ per Bbl)	$45.36	$33.13
NGLs ($ per Bbl)	$18.27	$11.54
Natural gas ($ per Mcf)	$3.21	$2.01
Oil equivalent ($ per Boe)	$27.31	$18.65
Average unit costs per Boe:
Oil and natural gas production expenses	$9.27	$8.76
Production and ad valorem taxes	$1.35	$0.99
General and administrative	$8.57	$4.25
Adjusted G&A per Boe (2)(3)	$4.75	$3.27
Depreciation, depletion, amortization and accretion	$7.42	$8.83
Impairment of oil and natural gas properties	$—	$10.70

(1)	Excludes the impact of derivative instruments.

(2)

For the six months ended June 30, 2017 and 2016, Adjusted G&A excludes non-cash stock-based compensation expense of approximately $16.4 million ($1.45 per Boe) and $9.6 million ($0.94 per Boe), respectively.

(3)

For the six months ended June 30, 2017 and 2016, Adjusted G&A expense excludes acquisition and divestiture costs included in G&A expense of approximately $26.9 million ($2.37 per Boe) and $0.4 million ($0.04 per Boe), respectively.

Net Production.  Production increased from 10,232 MBoe for the six months ended June 30, 2016 to 11,336 MBoe for the six months ended June 30, 2017 due to our drilling program. The number of gross wells producing at the period end and the production for the periods were as follows:

	Six Months Ended June 30,
	2017		2016
	# Wells	MBoe	# Wells	MBoe
Comanche	1,477	3,418	—	—
Catarina	358	6,833	311	8,316
Maverick	42	563	—
Cotulla	—	19	153	1,043
Palmetto	84	185	76	301
Marquis	—	306	103	545
TMS / Other	14	13	14	27
Total	1,975	11,337	657	10,232

For the six months ended June 30, 2017, 32% of our production was oil, 31% was NGLs and 37% was natural gas compared to the six months ended June 30, 2016 production that was 32% oil, 31% NGLs and 37% natural gas. The production mix is consistent between the periods due to the similar proportion of oil, NGLs and natural gas production from our producing properties.

Revenues.  Oil, NGLs, and natural gas sales revenues totaled approximately $309.5 million and $190.8 million for the six months ended June 30, 2017 and 2016, respectively. Oil, NGL and natural gas sales revenues for the six months ended June 30, 2017 increased $55.9 million, $26.9 million and $35.9 million, respectively, as compared to the six months ended June 30, 2016.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the six months ended June 30, 2017 to the six months ended June 30, 2016 (in thousands, except average sales price). The increase in average realized prices from the six months ended June 30, 2016 to the six months ended June 30, 2017 can be attributed to the increase in commodity prices.

	Six Months Ended June 30,			Six Months Ended
	2017	2016	Production	June 30, 2016	Revenue
	Production	Production	Volume	Average Sales	Increase
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	3,624	3,274	350	$33.13	$11,601
NGLs (MBbl)	3,501	3,207	294	$11.54	$3,388
Natural gas (MMcf)	25,270	22,497	2,773	$2.01	$5,585
Total oil equivalent (MBoe)	11,336	10,232	1,104	$18.65	$20,574

	Six Months Ended June 30,			Six Months Ended
	2017	2016	Average	June 30, 2017	Revenue
	Average Sales	Average Sales	Sales Price	Production	Increase
	Price	Price	Difference	Volume	due to Price
Oil (MBbl)	$45.36	$33.13	$12.23	3,624	$44,303
NGLs (MBbl)	$18.27	$11.54	$6.73	3,501	$23,561
Natural gas (MMcf)	$3.21	$2.01	$1.20	25,270	$30,324
Total oil equivalent (MBoe)	$27.31	$18.65	$8.66	11,336	$98,188

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the six months ended June 30, 2017 by approximately $31.0 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the six months ended June 30, 2017 by approximately $31.0 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Six Months Ended		Increase (Decrease)
	June 30,		2017 vs 2016
	2017	2016	$	%
Operating Costs and Expenses:
Oil and natural gas production expenses	$105,073	$89,612	$15,461	17%
Production and ad valorem taxes	15,323	10,131	5,192	51%
Depreciation, depletion, amortization and accretion	84,057	90,308	(6,251)	(7)%
Impairment of oil and natural gas properties	—	109,464	(109,464)	(100)%
General and administrative	97,178	43,463	53,715	124%
Total operating costs and expenses	301,631	342,978	(41,347)	(12)%

Interest income and other expense	4,424	281	4,143	*
Gain on sale of oil and natural gas properties	12,276	—	12,276	*
Interest expense	(68,986)	(63,428)	(5,558)	9%
Earnings from equity investments	677	2,691	(2,014)	(75)%
Net gains on commodity derivatives	98,496	(35,993)	134,489	*
Income tax expense	1,208	—	1,208	*

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 17% to approximately $105.1 million for the six months ended June 30, 2017 as compared to $89.6 million for the same period in 2016. The increase in oil and natural gas production expenses in the second quarter 2017 compared to the same period of 2016 is attributable to our increased production activities in the Comanche area and increased well count on our additional existing acreage. Our average production expenses increased from $8.76 per Boe during the six months ended June 30, 2016 to $9.27 per Boe for the six months ended June 30, 2017. This increase was due primarily to the increase in marketing and transportation costs related to contracts signed in connection with the Comanche Acquisition and the increase in gathering and transportation costs associated with the gathering agreement contract with SNMP. While we expect our oil and natural gas production expenses to increase as we add producing wells, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production and ad valorem taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Our production and ad valorem taxes totaled $15.3 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively. The increase in production taxes in the first half of 2017 compared to the same period in 2016 was primarily due to the corresponding increase in revenue during the period. In addition, there was an increase in ad valorem taxes due to the addition of the Comanche wells in March 2017. Our average production and ad valorem taxes increased from $0.99 per Boe during the six months ended June 30, 2016 to $1.35 per Boe for the six months ended June 30, 2017. This increase in rate is attributable to the revised estimates for ad valorem taxes recorded during the second quarter 2016, causing a lower ad valorem tax expense during the six months ended June 30, 2016.

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

Our DD&A expense decreased $6.2 million from $90.3 million ($8.83 per Boe) for the six months ended June 30, 2016 to $84.1 million ($7.42 per Boe) for the six months ended June 30, 2017. The majority of the decrease in DD&A is related to the decrease in depletion rate due to full cost ceiling impairments recorded in 2016 and the decrease in the full cost pool related to the Cotulla Disposition and Production Asset Transaction in 2016 and the Marquis Disposition in 2017. Higher production during the six months ended June 30, 2017 as compared to the same period in 2016 resulted in a $9.8 million increase in depletion expense and the decrease in the depletion rate resulted in a $16.0 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the full cost method of accounting for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling,” based on the projected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non‑cash impairment expense. We did not record a full cost ceiling test impairment for the six months ended June 30, 2017. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We recorded a full cost ceiling test impairment after income taxes of $109.5 million for the six months ended June 30, 2016. Based upon the NYMEX first-day-of-the-month prices for July and August 2017, along with the NYMEX WTI forward-looking price deck for September 2017, the Company estimates the average 12 month trailing first-day-of-the-month prices ending September 30, 2017 to increase from the current quarter ended.

General and Administrative Expenses.  Our G&A expenses totaled $97.2 million for the six months ended June 30, 2017 compared to $43.5 million for the same period in 2016. This increase was due primarily to additional legal, consulting and professional fees and added personnel at SOG performing services for the Company associated with the Comanche Acquisition and operations. Our G&A expenses per Boe increased from $4.25 per Boe for the six months ended June 30, 2016 to $8.57 per Boe for the six months ended June 30, 2017.

For the six months ended June 30, 2017 and 2016, we recorded non‑cash stock‑based compensation expense (settled in common shares) of approximately $16.4 million ($1.45 per Boe) and $9.6 million ($0.94 per Boe), respectively. The increase in the stock-based compensation expense amount was caused by an increase in awards outstanding and the associated amortization expense recognized in addition to the PARS awards granted in the first and second quarters of 2016 that had accelerated vestings from market performance conditions that occurred during the first and second quarters of 2017. Because the Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards, the Company’s increase in stock price will cause an increase to the stock‑based compensation expense recognized during the quarter.

We recorded costs associated with significant acquisitions and divestitures that are included in G&A of $26.9 million ($2.37 per Boe) for the six months ended June 30, 2017. Costs associated with the significant acquisition or divestitures included in G&A for the six months ended June 30, 2016 totaled approximately $0.4 million ($0.04 per Boe).

Adjusted G&A, excluding non-cash stock‑based compensation expense and acquisition and divestiture costs included in G&A, totaled $53.8 million ($4.75 per Boe) and $33.4 million ($3.27 per Boe), for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense.  For the six months ended June 30, 2017, interest expense totaled $69.0 million and included $6.2 million in amortization of debt issuance costs. This is compared to the six months ended June 30, 2016, for which interest expense totaled $63.4 million and included $3.9 million in amortization of debt issuance costs. The interest expense incurred during the six months ended June 30, 2017 and 2016 is primarily related to the 7.75% Notes issued in June and September 2013, the 6.125% Notes issued in June and September 2015 and, for 2017, the SN UnSub Credit Agreement (as defined above in Note 6, “Long Term Debt” of Part 1, Item 1. Financial Statements) outstanding debt incurred in March 2017.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the six months ended June 30, 2017, we recognized a total gain of $98.5 million on our commodity derivative contracts primarily related to mark-to-market gains on commodity derivatives of $94.2 million, associated with the decrease in oil and natural prices during the first half of 2017. In addition, the Company had gains from settlements of commodity derivative contracts of $4.3 million. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period. During the six months ended June 30, 2016, we recognized a total loss of $36.0 million on our commodity derivative contracts primarily related to mark-to-market losses on oil and natural gas derivatives of $91.8 million and $32.1 million, respectively, associated with the increase in oil and natural prices during the second quarter 2016. These mark-to-market losses were offset by settlements of commodity derivative contracts of $87.9 million. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement during the current period.

Income Tax Benefit.  For the six months ended June 30, 2017, the Company recorded an income tax benefit of approximately $1.2 million. During the period, the Company issued warrants to purchase common stock (as described in Note 13, “Stockholders’ and Mezzanine Equity” of Part 1, Item 1. Financial Statements) that had a day one difference in estimated fair value for book and tax accounting purposes, which caused an income tax benefit during the period. Our effective tax rate for the six months ended June 30, 2017 was approximately (2.2)% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to run through income tax expense. For the six months ended June 30, 2016, the Company did not record income tax expense. Due to the full cost ceiling impairment recorded and decrease in revenues during the respective quarters, the Company was in a net loss position. Our effective tax rate for the six months ended June 30, 2016 was approximately 0% compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to a valuation allowance recorded during the period.

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

As of June 30, 2017, our critical accounting policies were consistent with those discussed in our 2016 Annual Report.

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

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $128 million in cash and cash equivalents and $300 million in borrowing capacity at the aggregate elected commitment amount under the Second Amended and Restated Credit Agreement, resulting in available liquidity of approximately $428 million. On March 1, 2017, SN UnSub, as borrower, entered into the SN UnSub Credit Agreement. As of June 30, 2017, the SN UnSub Credit Agreement had a borrowing base of $330 million with approximately $198.5 million outstanding, resulting in SN UnSub available borrowing capacity of approximately $131.5 million.

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

In January 2017, the Company announced a new 2017 capital spending plan of approximately $425 million to $475 million. The new spending plan was approved in conjunction with the anticipated close of the Comanche Acquisition in March 2017 along with expected improvements in commodity prices during 2017. We now anticipate our capital spending for the full year 2017 will be at the high end of that guidance.

On February 6, 2017, we closed an underwritten public offering of shares of our common stock and received net proceeds of approximately $135.9 million (after deducting underwriting discounts of approximately $7.8 million). We used the net proceeds of the offering for general corporate purposes, including working capital.

On May 25, 2017, the Company entered into an equity distribution agreement with Citigroup Global Markets, Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. and filed with the SEC a prospectus supplement to our shelf registration statement that allows us to issue from time to time shares of our common stock up to an aggregate gross amount of $75 million (the “2017 ATM”). Sales of our common stock, if any, under the 2017 ATM will be made by any method permitted by law deemed to be an “at the market” offering as defined under the Securities Act of 1933, as amended, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our shares of common stock or to or through a market maker or as otherwise agreed by the Company and the sales agent. As of June 30, 2017, we had not issued any shares of our common stock under the 2017 ATM.

Cash Flows

Our cash flows for the six months ended June 30, 2017 and 2016 (in thousands) are as follows:

	Six Months Ended
	June 30,
	2017	2016
Cash Flow Data:
Net cash provided by operating activities	$64,558	$88,737
Net cash used in investing activities	$(1,198,709)	$(191,774)
Net cash provided by (used in) financing activities	$760,481	$(7,612)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $64.6 million for the six months ended June 30, 2017 compared to cash provided by operating activities of $88.7 million for the same period in 2016. This decrease was primarily related to transaction costs associated with the Comanche Acquisition and a decrease of cash inflows for settlements on commodity derivatives during the current period when compared to the six months ended June 30, 2016. This decrease was partially offset by higher revenues due to increased production and the impact of higher average commodity prices between these periods.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $1.2 billion for the six months ended June 30, 2017 compared to $191.8 million for the same period in 2016, primarily attributable to purchase of the Comanche Assets for approximately $1.0 billion in March 2017. Capital expenditures for leasehold and drilling activities for the six months ended June 30, 2017 totaled $217.7 million, primarily associated with bringing 71 gross wells on-line, which included the completion of 42 DUCs acquired in the Comanche Acquisition. We received a total of $16.8 million for the additional closings of the Cotulla Disposition that occurred in January and April 2017. We received $44.0 million at the closing of the Marquis Disposition, and an additional $12.5 million for the SOII Disposition. In addition, we invested $15.1 million in other property and equipment during the six months ended June 30, 2017. For the six months ended June 30, 2016, we incurred capital expenditures for leasehold and drilling activities of $172.8 million, primarily associated with bringing 17 gross wells on-line. In addition, we invested $18.1 million in the joint ventures with Targa and invested $0.9 million in other property and equipment during the six months ended June 30, 2016.

Net Cash Provided by (Used in) Financing Activities.  Net cash flows provided by financing activities totaled $760.5 million for the six months ended June 30, 2017 compared to cash outflows related to financing activities of $7.6 million for the same period in 2016. In association with the Comanche Acquisition in March 2017, we entered into the SN UnSub Credit Agreement and issued the SN UnSub Preferred Units for $500 million. As of June 30, 2017, we had outstanding borrowings of $198.5 million under the SN UnSub Credit Agreement. In addition, we issued common stock for $135.9 million (net of underwriting discounts of $7.8 million). We made payments of $45.5 million for deferred financing costs associated with the SN UnSub Credit Agreement and issuance costs for the SN UnSub Preferred Units, collectively. In addition, we made payments of $1.0 million of employee taxes via withholding shares associated with stock-based compensation, which is considered a financing payment under the accounting guidance of ASU 2016-09. During the six months ended June 30, 2017, we also made payments of $27.4 million for tax distributions to holders of the SN UnSub Preferred Units. The Partnership Agreement provides that tax distributions shall be treated as advances of any amounts holders of the SN UnSub Preferred Units are entitled to receive, and shall be offset against any amounts holders of SN UnSub Preferred Units are entitled to receive. During the six months ended June 30, 2016, we made payments of approximately $4.0 million for dividends on our Series A Preferred Stock and Series B Preferred Stock and payments of approximately $1.8 million for deferred financing costs associated with an amendment to the Second Amended and Restated Credit Agreement. In addition, the Company made payments of employee taxes via withholding shares associated with stock-based compensation of approximately $1.9 million. The $1.0 million and $1.9 million of employee taxes for the six months ended June 30, 2017 and 2016, respectively, were paid for through open market sales by the employees of vested shares of common stock in connection with the vesting of the stock-based compensation awards triggering the tax obligation, the proceeds of which were remitted to the Company to satisfy that tax obligation, rather than the withholding of shares of common stock by the Company and payment by the Company of the corresponding tax amounts.

Off‑Balance Sheet Arrangements

As of June 30, 2017, we did not have any off‑balance sheet arrangements.

Commitments and Contractual Obligations

Refer to Note 16, “Commitments and Contingencies” for a description of lawsuits pending against the Company.

There have been no material changes in our contractual obligations during the six months ended June 30, 2017, other than those disclosed in Note 16, “Commitments and Contigencies.”

Non‑GAAP Financial Measures

Adjusted G&A and Adjusted G&A per Boe

We present Adjusted G&A expense in addition to our reported G&A expense in accordance with U.S. GAAP. Adjusted G&A is reported herein because this measure is commonly used by management, analysts and investors as an indicator of cost management and operating efficiency on a comparable basis from period to period. In addition, management believes Adjusted G&A per Boe is used by analysts and others in valuation, comparison and investment recommendations of companies in the oil and gas industry to allow for analysis of G&A spend without regard to stock-based compensation programs which can vary substantially from company to company and from period to period. Adjusted G&A per Boe should not be considered as an alternative to, or more meaningful than, total G&A per Boe as determined in accordance with U.S. GAAP and may not be comparable to other similar titled measures of other companies. We define Adjusted as G&A, less:

•	Non-cash stock-based compensation expense; and

•	Certain costs related to acquisitions and divestitures.

The following table presents a reconciliation of our G&A to Adjusted G&A (in thousands, except per Boe data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per Boe data)
General and administrative expense	$29,713	$23,983	$97,178	$43,463
Less:
Stock-based compensation (non-cash) expense included in G&A	4,335	6,784	16,426	9,595
Acquisition and divestiture costs included in G&A	2,848	422	26,922	422
Adjusted G&A	$22,530	$16,777	$53,830	$33,446

Average unit costs per Boe:
General and administrative expense	$4.45	$4.71	$8.57	$4.25
Less:
Stock-based compensation expense (non-cash) included in G&A	0.65	1.33	1.45	0.94
Acquisition and divestiture costs included in G&A	0.43	0.08	2.37	0.04
Adjusted G&A per Boe	$3.37	$3.30	$4.75	$3.27

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

To reduce the impact of fluctuations in oil, natural gas and NGL prices on the Company’s revenues, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil, natural gas and NGL production through various transactions that fix or modify the future prices to be realized. These derivative contracts may include price swaps (whereby the Company will receive a fixed price for its production and pay a variable market price to the contract counterparty) and collars (whereby the Company receives the excess, if any, of a floating price over a fixed floor price up to a fixed ceiling price). In addition, the Company periodically enters into option transactions as a way to manage its exposure to fluctuating prices, enhance the value of fixed price swaps, and/or expand the notional quantity hedged under fixed price swaps. These hedging activities are intended to support oil, natural gas and NGL prices at targeted levels and to manage exposure to oil, natural gas and NGL price fluctuations. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes. In connection with the closing of the Comanche Acquisition, we hedged a portion of projected future production attributable to the Comanche Assets, using hedge transactions that are consistent with our current hedging strategy. Please refer to Note 7, “Derivative Instruments” for a description of all of the Company’s derivatives covering anticipated future production as of June 30, 2017.

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

At June 30, 2017, the fair value of our commodity derivative contracts was a net asset of approximately $59.2 million. A 10% increase in the oil and natural gas index prices above the June 30, 2017 prices would result in a decrease in the fair value of our commodity derivative contracts of $94.3 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of $94.8 million.

Interest Rate Risk

At the Company’s election, borrowings under either the Second Amended and Restated Credit Agreement or SN UnSub Credit Agreement may be made on a variable alternate base rate (“ABR”) or a Eurodollar rate, plus an applicable margin determined based on the utilization of available borrowing capacity, as defined in the applicable credit agreement. As of June 30, 2017, there were no borrowings outstanding under the Second Amended and Restated Credit Agreement and $198.5 million in borrowings outstanding under the SN UnSub Credit Agreement.

Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of June 30, 2017. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of June 30, 2017.

As of June 30, 2017, we did not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future under our Second Amended and Restated Credit Agreement or SN UnSub Credit Agreement, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the six months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchase and Sale Agreement, dated as of May 21, 2014, by and among SWEPI LP, Shell Gulf of Mexico Inc., as sellers, and Sanchez Energy Corporation, as buyer (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on May 22, 2014 (File No. 001-35372), and incorporated herein by reference).

2.2	**

Purchase and Sale Agreement, dated as of March 31, 2015, by and among SEP Holdings III, LLC, SEP Holdings IV, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on April 1, 2015 (File No. 001-35372) and incorporated herein by reference).

2.3	**

Purchase and Sale Agreement, dated as of September 25, 2015, by and among Sanchez Energy Corporation, SN Catarina, LLC and Sanchez Production Partners LP (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 29, 2015 (File No. 001-35372) and incorporated herein by reference).

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

Purchase and Sale Agreement by and between SN Cotulla Assets, LLC and Carrizo (Eagle Ford) LLC, and joined for the limited purposes set forth therein, Sanchez Energy Corporation and Carrizo Oil & Gas, Inc. dated October 24, 2016 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 13, 2017 (File No. 001-3572) and incorporated herein by reference).

2.9	**

Purchase and Sale Agreement, dated as of January 12, 2017, by and among Anadarko E&P Onshore LLC, Kerr-McGee Oil & Gas Onshore LP, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC and, solely for the purposes of Section 15.22 and Schedule 13.4(a), Sanchez Energy Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 17, 2017 (File No. 001-35372) and incorporated herein by reference).

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

10.1

Equity Distribution Agreement, dated as of May 25, 2017, among Sanchez Energy Corporation, Citigroup Global Markets Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 25, 2017 (File No. 001-3572) and incorporated herein by reference).

10.2

Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of April 18, 2017, by and among Sanchez Energy Corporation, as borrower, SN Palmetto, LLC (f/k/a SEP Holdings III, LLC), SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, SN EF Maverick, LLC, and Rockin L Ranch Company, LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 24, 2017 (File No. 001-3572) and incorporated herein by reference).

31.1	(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	(a)	—	XBRL Instance Document.

101.SCH	(a)	—	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)		XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith.

(b)	Furnished herewith.

**The exhibits and schedules to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such omitted exhibits and schedules to the Securities and Exchange Commission upon request. Descriptions of such exhibits and schedules are set forth on page iii of the Purchase and Sale Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2017.

SANCHEZ ENERGY CORPORATION

By:	/s/ Kirsten A. Hink
Kirsten A. Hink
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer)

By:	/s/ Howard J. Thill
Howard J. Thill
Executive Vice President and Chief Financial Officer (Principal Financial Officer)