Form 10-K
period 2017-12-31
Sanchez Energy Corp
filed 2018-03-01
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

Aggregate market value of the voting and non‑voting common equity held by non‑affiliates of Registrant as of June 30, 2017: $435,460,057

Number of shares of Registrant’s common stock outstanding as of February 23, 2018:  84,839,847.

Documents Incorporated By Reference:

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this report for the year ended December 31, 2017.

SANCHEZ ENERGY CORPORATION

FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2017

i

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report on Form 10‑K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements. These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management. When used in this Annual Report on Form 10‑K, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “forecast,” “budget,” “guidance,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows, operational and commercial benefits of our partnerships, expected benefits from acquisitions, including the Comanche Acquisition (defined below), and our strategic relationship with Sanchez Midstream Partners LP (f/k/a Sanchez Production Partners LP) (“SNMP”) are forward‑looking statements. Forward‑looking statements are not guarantees of performance. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct. Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	the timing and extent of changes in prices for, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;

•	our ability to successfully execute our business and financial strategies;

•	our ability to utilize the services, personnel and other assets of Sanchez Oil & Gas Corporation (“SOG”) pursuant to an existing services agreement (the “Services Agreement”);

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	the realized benefits of the acreage acquired in our various acquisitions, including the Comanche Acquisition, and other assets and liabilities assumed in connection therewith;

•

our ability to successfully integrate our various acquired assets, including assets acquired in the Comanche Acquisition, into our operations, fully identify existing and potential problems with respect to such assets and accurately estimate reserves, production and costs with respect to such assets;

•	the realized benefits of our partnerships and joint ventures, including our partnership with affiliates of The Blackstone Group, L.P. (“Blackstone”);

•	the realized benefits of our transactions with SNMP;

•	the extent to which our drilling plans are successful in economically developing our acreage, producing reserves and achieving anticipated production levels;

•	the accuracy of reserve estimates, which by their nature involve the exercise of professional judgment and may, therefore, be imprecise;

•	the extent to which we can optimize reserve recovery and economically develop our plays utilizing horizontal and vertical drilling, advanced completion technologies and hydraulic fracturing;

•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;

•	the creditworthiness and performance of our counterparties, including financial institutions, operating partners and other parties;

•

competition in the oil and natural gas exploration and production industry in the marketing of crude oil, natural gas and NGLs and for the acquisition of leases and properties, employees and other personnel, equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;

•	our ability to compete with other companies in the oil and natural gas industry;

•	our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure and other funding requirements;

•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;

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

•	the extent to which our crude oil and natural gas properties operated by others are operated successfully and economically;

•	the use of competing energy sources, the development of alternative energy sources and potential economic implications and other effects therefrom;

•	unexpected results of litigation filed against us;

•	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage; and

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

PART I

Item 1.  Business

Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers potential future development opportunities. As of December 31, 2017, we had assembled approximately 487,000 gross leasehold acres (285,000 net acres) in the Eagle Ford Shale. In addition, we continually evaluate opportunities to grow our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Annual Report on Form 10‑K in the “Glossary of Selected Oil and Natural Gas Terms.”

During the fourth quarter of 2017, the Company changed from the full cost method to the successful efforts method in accounting for its oil and gas exploration and development activities. Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. For additional information, see “Item 8. Financial Statements and Supplementary Data – Note 2. Basis of Presentation and Summary of Significant Accounting Policies.” In addition, on February 14, 2018, we issued $500 million in aggregate principal amount of 7.25% senior secured first lien notes due 2023 (the “7.25% Senior Secured Notes”) and amended and restated our revolving credit facility to, among other things, (i) reduce its size from a $350 million borrowing base with a $300 million aggregate commitment amount to a $25 million commitment to provide primarily for working capital and letters of credit, (ii) extend the maturity from 2019 to 2023, (iii) remove all material financial maintenance covenants and (iv) provide for the continued ability to hedge. See “Item 8. Financial Statements and Supplementary Data – Note 20. Subsequent Events”. As used in this Annual Report on Form 10-K, “prior revolving credit facility” refers to the Company’s revolving credit facility among the Company, certain of its subsidiaries, Royal Bank of Canada, as the administrative agent, and the lenders party thereto, as in effect immediately prior to its amendment and restatement on February 14, 2018, and our “amended and restated credit facility” refers to our revolving credit facility as amended and restated on February 14, 2018.

Listed below is a table of our significant consummated acquisition and divestiture transactions since January 1, 2014:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 12/31/17	(Purchase) / Disposition Price (millions)
Javelina Disposition	9/19/2017	8/1/2017	Eagle Ford	N/A	N/A	$105
Marquis Disposition	6/15/2017	1/1/2017	Eagle Ford	N/A	N/A	$50
Comanche Acquisition	3/1/2017	7/1/2016	Eagle Ford, Pearsall	155,000	155,000	$(1,039)
Cotulla Disposition	12/14/2016	6/1/2016	Cotulla, Eagle Ford	N/A	N/A	$167
Carnero Processing Disposition	11/22/2016	11/22/2016	N/A	N/A	N/A	$56
Production Asset Transaction	11/22/2016	7/1/2016	Palmetto and Cotulla, Eagle Ford	N/A	N/A	$26
Carnero Gathering Disposition	7/5/2016	7/5/2016	N/A	N/A	N/A	$37
Western Catarina Midstream Divestiture	10/14/2015	10/14/2015	Catarina, Eagle Ford	N/A	N/A	$346
Palmetto Disposition	3/31/2015	1/1/2015	Palmetto, Eagle Ford	N/A	N/A	$83
Catarina Acquisition	6/30/2014	1/1/2014	Catarina, Eagle Ford	106,000	106,000	$(557)

Javelina Disposition

On September 19, 2017, the Company, through its wholly owned subsidiary, SN Cotulla Assets, LLC (“SN Cotulla”), sold approximately 68,000 undeveloped net acres located in the Eagle Ford Shale in LaSalle and Webb Counties, Texas to Vitruvian Exploration IV, LLC for approximately $105 million in cash, after preliminary closing adjustments (the “Javelina Disposition”).  Consideration received from the Javelina Disposition was based on an August 1, 2017 effective date and is subject to normal and customary post-closing adjustments.

Marquis Disposition

On June 15, 2017, the Company, through its wholly owned subsidiary, SN Marquis LLC, sold approximately 21,000 net acres primarily located in the Eagle Ford Shale in Fayette and Lavaca Counties, Texas to Lonestar Resources US, Inc. (“Lonestar”) for approximately $44.0 million in cash, after preliminary closing adjustments, and approximately $6.0 million in Lonestar’s Series B Convertible Preferred Stock, valued as of the closing date, which subsequently converted into 1.5 million shares of Lonestar’s Class A Common Stock (the “Marquis Disposition”).  The consideration received from the Marquis Disposition was based on a January 1, 2017 effective date and is subject to normal and customary post-closing adjustments.

Comanche Acquisition

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by The Blackstone Group, L.P. completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) acres of deep rights only, which includes the Pearsall Shale, representing an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for approximately $2.1 billion in cash (the “Comanche Acquisition”).  Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition, (i) SN UnSub paid approximately 37% of the purchase price (including through a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price.  In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves (PDPs), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (PDNPs), and 20% and 30%, respectively, of the total proved undeveloped reserves (PUDs)) (“SN Comanche Assets”).  Pursuant to the purchase and sale agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in and to the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs).  The Comanche Assets are primarily located in the Western Eagle Ford and are contiguous with our existing acreage, significantly expanding our asset base and production.  The effective date of the Comanche Acquisition was July 1, 2016, and is subject to normal and customary post-closing purchase price adjustments.

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly-owned subsidiary of the Company, sold approximately 15,000 net acres located in Dimmit County, Frio County, LaSalle County, Zavala County and McMullen County, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC for an adjusted purchase price of approximately $153.5 million, subject to normal and customary post-closing adjustments (the “Cotulla Disposition”). Consideration received from the Cotulla Disposition was based on a June 1, 2016 effective date.

During 2017, two additional closings occurred and final settlement adjustments were made to the purchase price, which resulted in total aggregate consideration of approximately $167.4 million.

Carnero Processing Disposition

On November 22, 2016, the Company,  through SN Midstream, LLC (“SN Midstream”), a wholly-owned subsidiary of the Company, sold its membership interests in Carnero Processing, LLC (“Carnero Processing”). a joint venture that is 50% owned by Targa Resources Corp. (NYSE: TRGP) (“Targa”), to SNMP for an initial payment of approximately $55.5 million and the assumption by SNMP of remaining capital commitments to Carnero Processing which were estimated on the transaction closing date to be approximately $24.5 million (the “Carnero Processing Disposition”). The Carnero Processing Disposition purchase price was determined through arm’s length negotiations between the Company and SNMP, including independent committees of both entities.

Production Asset Transaction

On November 22, 2016, the Company, through two of its wholly-owned subsidiaries, SN Cotulla and SN Palmetto, LLC (“SN Palmetto”), completed the sale of certain non-core producing oil and gas assets, located in South Texas, to SNMP for an adjusted purchase price of approximately $24.2 million in cash (the “Production Asset Transaction”). The Production Asset Transaction included the disposition of working interests in 23 producing Eagle Ford wellbores located in Dimmit, LaSalle and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas to SNMP. The effective date of the Production Asset Transaction was July 1, 2016. The purchase price was determined through arm’s length negotiations between the Company and SNMP, including independent committees of both entities.

Carnero Gathering Disposition

On July 5, 2016, the Company, through SN Midstream, sold its membership interests in Carnero Gathering, LLC (“Carnero Gathering”), a joint venture that is 50% owned by Targa, to SNMP for a purchase price of approximately $37.0 million and the assumption by SNMP of remaining capital commitments to Carnero Gathering, which were estimated on the transaction closing date to be approximately $7.4 million (the “Carnero Gathering Disposition”).  In addition, SNMP is required to pay the Company a monthly “earnout” based on natural gas received at Carnero Gathering’s Raptor Gas Processing Facility receipt points from the Company and natural gas delivered and processed at the Raptor Gas Processing Facility by other producers. The purchase price was determined through arm’s length negotiations between the Company and SNMP, including independent committees of both entities.

Western Catarina Midstream Divestiture

On October 14, 2015, the Company and SN Catarina, LLC (“SN Catarina”) completed the sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (“Catarina Midstream”), which as of the closing included certain midstream gathering lines and associated assets and interests located in Dimmit County and Webb County, Texas and 105,263 SNMP Common Units to SNMP for an adjusted purchase price of $345.8 million in cash (the “Western Catarina Midstream Divestiture”). In connection with the closing of the Western Catarina Midstream Divestiture, the Company entered into a Firm Gathering and Processing Agreement (the “Gathering Agreement”) on October 14, 2015 for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas have been dedicated for gathering by Catarina Midstream. In addition, for the first five years of the Gathering Agreement, we are required to meet a minimum quarterly volume delivery commitment of 10,200 Bbl per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments. We are required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through the gathering system, in each case, subject to an annual escalation for a positive increase in the consumer price index. In addition, we have, under certain circumstances, a right of first refusal during the term of the agreement and afterwards with respect to dispositions by Catarina Midstream of its ownership interest in the gathering system. The purchase price was determined through arm’s length negotiations between the Company and SNMP, including independent committees of both entities.

Palmetto Disposition

On March 31, 2015, the Company completed the disposition to a subsidiary of SNMP of escalating amounts of partial working interests in 59 wellbores located in Gonzales County, Texas for an adjusted purchase price of approximately $83.4 million (the “Palmetto Disposition”).  We received consideration consisting of approximately $81.4 million in cash, after purchase price adjustments, and 1,052,632 SNMP common units valued at approximately $2.0 million as of the date of the closing, which units were subsequently sold back to SNMP in connection with the Western Catarina Midstream Divestiture. The effective date of the Palmetto Disposition was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the working interest of the purchaser will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest, and the Company will own a 2.5% working interest in each of the wellbores.

Catarina Acquisition

On June 30, 2014, the Company completed the acquisition of 106,000 net contiguous acres in Dimmit, LaSalle and Webb Counties, Texas in the Eagle Ford Shale from SWEPI LP and Shell Gulf of Mexico Inc. for an adjusted purchase price of approximately $557 million (the “Catarina Acquisition”).  The effective date of the Catarina Acquisition was January 1, 2014. All proved reserves in the Catarina area are covered under lease acreage that is held by production, which acreage amounted to approximately 29,000 acres at the time of closing. Under the lease we have a 100% working interest and 75% net revenue interest in the lease acreage over the Eagle Ford Shale formation from the top of the Austin Chalk formation to the base of the Buda Lime formation. The undeveloped acreage acquired in the Catarina Acquisition is subject to a continuous drilling obligation. Such drilling obligation requires us to drill (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120‑day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent annual period on a well for well basis. The lease also created a customary security interest in the production therefrom in order to secure royalty payments to the lessor and other lease obligations. Our current capital budget and plans include drilling at least the minimum annual well requirement necessary to maintain access to such undeveloped acreage.

Our Business Strategies

Our primary business objective is to increase reserves, production and cash flows at an attractive return on invested capital. Our business strategy is currently focused on developing long‑life, unconventional oil, condensate, NGLs and natural gas reserves from the Eagle Ford Shale as well as other projects that directly enhance the economics of our oil and natural gas operations. Key elements of our business strategy include:

•

Efficiently develop our Eagle Ford Shale leasehold positions.  We intend to efficiently drill and develop our acreage position to maximize the value of our resource potential. At December 31, 2017, approximately 51% of our proved reserves were proved undeveloped. As of December 31, 2017, we had 831 net wells and had identified over 3,700 net locations in our Eagle Ford Shale area that comprise our primary development targets. In 2018, we plan to invest between $420 million and $470 million, nearly 90% of which is allocated to drilling and completion activity, with approximately 50% of the drilling completion budget allocated to our Catarina area, 45% allocated to our Comanche area, and 5% allocated to our Maverick area. The remaining 10% of our capital budget has been allocated to leasing, geological and geophysical activities, facilities and other capital expenditures.

•

Enhance returns by focusing on operational and cost efficiencies.  We are focused on the continued improvement of our operating measures and have significant experience in successfully converting early‑stage resource opportunities into cost‑efficient development projects. We believe the magnitude and concentration of our acreage within our core project areas provide us with the opportunity to capture economies of scale, including the ability to directly procure goods and services from manufacturers, drill multiple wells from a single pad, utilize centralized production and fluid handling facilities and implement a line-management approach to improve efficiencies in drilling and completions. In addition, we focus on midstream and other projects that serve our production and add optionality to end markets, ultimately enhancing our realized prices.

•

Adopt and employ leading drilling and completion techniques.  We are focused on enhancing our drilling and completion techniques to maximize recovery of reserves. Industry methods with respect to drilling and completion have significantly evolved over the last several years, resulting in increased initial production rates and recoverable hydrocarbons per well through the implementation of longer laterals, more tightly spaced fracture stimulation stages and larger proppant volumes. We evaluate industry drilling results and monitor the results of other operators to improve our operating practices, and we expect our drilling and completion techniques to continue to evolve.

•

Leverage our relationship with our affiliates to expand unconventional assets.  SOG, headquartered in Houston, Texas, is a privately owned full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas, Louisiana and onshore Gulf Coast areas on behalf of certain of its affiliates, including the Company, pursuant to existing management services agreements. The Company refers to SOG and its affiliates (excluding Sanchez Energy), collectively, as the “Sanchez Group.” Various members of the Sanchez Group have drilled or participated in over 4,000 wells, directly and through joint ventures, and have invested substantial amounts of capital in the oil and natural gas industry since 1972. During this period, they have carefully cultivated relationships with mineral and surface rights owners in and around our core areas and compiled an extensive technological database that we believe gives us a competitive advantage in acquiring additional leasehold positions in these areas. We have unrestricted access to the proprietary portions of the technological database related to our properties and SOG is otherwise required to interpret and use the database for our benefit. We plan to leverage our affiliates’ expertise, industry relationships and size to opportunistically expand reserves and our leasehold positions in the Eagle Ford Shale and other onshore unconventional oil, condensate, NGL and natural gas resources.

•

Pursue strategic acquisitions to grow our leasehold position in the Eagle Ford Shale and seek opportunistic entry into new basins.  We believe that we will be able to identify and acquire additional acreage and producing assets in the Eagle Ford Shale at attractive valuations by leveraging our longstanding relationships in and knowledge of South Texas. We may also selectively target additional domestic basins that would allow us to employ our strategies on attractive positions that we believe are similar to our Eagle Ford Shale acreage.

•

Maintain substantial financial liquidity and flexibility.  As of December 31, 2017, we had a liquidity position of approximately $588.9 million, consisting of approximately $184.4 million of cash and cash equivalents, $250 million of available borrowing capacity at the elected commitment amount under our prior revolving credit facility, and $154.5 million in available borrowing capacity at the elected commitment amount under our SN UnSub Credit Agreement (defined in “Item 8. Financial Statements and Supplementary Data – Note 6. Debt”).  On February 14, 2018, we issued $500 million in aggregate principal amount of our 7.25% Senior Secured Notes and amended and restated our prior revolving credit facility. See “Item 8. Financial Statements and Supplementary Data – Note 20. Subsequent Events.” We continually evaluate our level of operating activity in light of commodity prices, our cost structure and other considerations, and, based upon this evaluation, may adjust our capital spending as appropriate. In addition, we expect to continue to regularly review acquisition opportunities from third parties or other members of the Sanchez Group. We have entered into and intend to continue executing hedging transactions for a significant portion of our expected production to achieve more predictable cash flow and to reduce our exposure to adverse fluctuations in oil and natural gas prices.

Our Competitive Strengths

We believe the following competitive strengths will allow us to successfully execute our business strategies:

•

Geographically concentrated leasehold position in the Eagle Ford Shale.  We have assembled a current leasehold position of approximately 285,000 net acres in the Eagle Ford Shale, which we believe to be one of the highest rate of return unconventional oil and natural gas formations in North America. Our geographically concentrated acreage position allows us to establish economies of scale with respect to drilling, production, operating and administrative costs, in addition to further leveraging our base of technical expertise in our project areas. We believe that our recent well results and offset operator activity in and around our project areas have significantly de‑risked our acreage position such that there are low geologic risks and ample repeatable drilling opportunities across our core operating areas.

•

Proven low cost operator.  We are recognized as one of the lowest cost operators in the Eagle Ford Shale. We utilize a combination of initiatives that have improved the efficiency of our operations and reduced the cost of sourcing goods and services. The Company has implemented systems and processes that provide greater coordination across our organization, thereby minimizing inefficiencies from repetitive tasks. We have also segmented and optimized each step in drilling and completing our wells. In addition, our supply chain management team takes a rigorous and methodical approach to reducing the total delivered cost of purchased goods and services by examining costs on their most basic level. As a result, goods and services are commonly sourced directly from suppliers. Additionally, we constantly review the value chain for opportunities to internally provide services in order to further reduce, or provide sustainability in, current costs.

•

Demonstrated ability to drive liquids production and reserves growth. Our average production for full year 2017 was approximately 70,320 Boe/d, substantially all of which was from the Eagle Ford Shale. This compares to approximately 53,358 Boe/d for the full year 2016. Our total proved reserves at December 31, 2017 were 362.7 MMBoe, an increase of approximately 88% over the prior year.

•

Large multi‑year oil-weighted drilling inventory.  As of December 31, 2017, we had an inventory of over 3,700 net locations for potential future drilling on our acreage position in the oil, natural gas and condensate, or black oil and volatile oil and natural gas, windows of the Eagle Ford Shale.

•

Experienced management and strong technical team.  Our team is comprised of individuals with a long history in the oil and natural gas business, and a number of our key executives have prior experience as members of public company management teams. Furthermore, members of the Sanchez Group have a 40-plus year operating history in the areas in which we operate, providing us with extensive knowledge of the basins and the ability to leverage longstanding relationships with mineral owners. Through SOG, we have access to an experienced staff of oil and natural gas professionals including geophysicists, geologists, drilling and completion engineers, production and reservoir engineers and technical support personnel. SOG’s technical team has significant experience and expertise in applying the most sophisticated technologies used in conventional and unconventional resource style plays including 3‑D seismic interpretation capabilities, horizontal drilling, comprehensive multi‑stage hydraulic fracture stimulation programs and other exploration, production and processing technologies. We believe this technical expertise is integral to successful development of our assets, including defining new core producing areas in emerging plays.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of December 31, 2017, we have assembled approximately 487,000 gross leasehold acres (approximately 285,000 net acres) and have over 8,000 gross (3,700 net) specifically identified drilling locations for potential future drilling. As of December 31, 2017, approximately 748 of these drilling locations represented proved undeveloped reserves. These locations were developed using existing geologic and engineering data. The approximately 7,252 additional gross drilling locations are specifically identified non-proven locations that have been identified by our management team. Although these approximate 7,252 gross additional non-proven locations are determined using the same geologic and engineering methodology as those locations to which proved reserves are attributed, they fail to satisfy all criteria for proven reserves for reasons such as development timing, economic viability at Securities and Exchange Commission (“SEC”) pricing, and production volume certainty. In evaluating and determining those locations, we also considered the availability of local infrastructure, drilling support assets, property restrictions and state and local regulations. The locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors, and may differ from the locations currently identified. See Item 1A. Risk Factors – “Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.” For the year 2018, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In 2017, we acquired approximately 252,000 gross (61,000 net) acres in Dimmit, Webb, La Salle, Zavala and Maverick Counties, Texas through the Comanche Acquisition representing a 24% working interest, which we refer to as the Comanche area.  We anticipate drilling, completion and facilities costs on our acreage to average between $3.0 million and $6.0 million per well.  The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 4,400 feet to approximately 11,100 feet.  We have identified greater than 5,300 gross (1,300 net) Eagle Ford locations for potential future drilling on our Comanche area. For the year 2018, we plan to spend $145 million to $150 million to spud 33 net wells and complete 19 net wells in our Comanche area. Additionally, we anticipate spending $40 million to $50 million to complete an additional 21 net drilled-but-uncompleted wells (“DUCs”).

In the Comanche area, we have a drilling obligation that, in addition to other requirements in the leases that must be adhered to in order to maintain our acreage position, requires us to complete and equip 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022.  Up to 30 wells completed and equipped in excess of the annual 60 well requirement can be carried over to satisfy part of the 60 well requirement in subsequent annual periods on a well-for-well basis.  As of December 31, 2017, 50 wells had been drilled towards the 60 well commitment that will end on August 31, 2018.  In addition, 129 DUCs acquired as part of the Comanche Acquisition had commenced completions operations, and 105 of those DUCs had been brought online.  These DUCs do not count toward the annual development obligation.  For the year 2018, our current capital budget and plans include the drilling of at least the minimum number of wells to maintain access to such undeveloped acreage in the Comanche area.

We have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas representing a 100% working interest, which we refer to as the Catarina area. We anticipate drilling, completion and facilities costs on our acreage to be between $3.0 million and $6.0 million per well based on our current estimates and historical well costs. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 4,400 feet to approximately 11,000 feet. We have identified greater than 1,150 gross (1,150 net) locations for potential future drilling on our Catarina acreage. For the year 2018, we plan to spend $205 million to $215 million to spud 44 net wells and complete 44 net wells in our Catarina area.

In the Catarina area, we have a drilling obligation that requires us to drill (i) 50 wells in each 12-month period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120‑day period in order to maintain rights to any future undeveloped acreage.  Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent 12-month period on a well for well basis.  By exceeding the 50 well annual drilling commitment in the two prior years by 20 wells and 18 wells, respectively, the Company maximized the allowable 30 well bank that can be applied towards the current annual drilling commitment period.  As of December 31, 2017, SN had drilled 10 wells in addition to the 30 wells banked towards the annual well commitment in the Catarina area that extends from July 1, 2017 to June 30, 2018.

We have approximately 110,000 net acres in Dimmit, Frio, LaSalle, and Zavala Counties, Texas, which we refer to as the Maverick area. We believe that our Maverick acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 million and $6.0 million per well based on our current estimates and historical well costs. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 9,500 feet to approximately 10,000 feet. We have identified greater than 1,050 gross (1,000 net) locations for potential future drilling on our Maverick area. For the year 2018, we plan to spend $15 million to $25 million to spud 3 net wells and complete 3 net wells in our Maverick area.

We have approximately 7,600 net acres in Gonzales County, Texas, which we refer to as the Palmetto area. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 and $6.0 million per well based on our current estimates and historical well costs. We have identified greater than 440 gross (215 net) locations for potential future Eagle Ford drilling in our Palmetto area. For the year 2018, we plan to spend $2 million to spud 1 net well in our Palmetto area.

Tuscaloosa Marine Shale

As of December 31, 2017, we owned approximately 37,000 net acres in the TMS. The TMS development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential as changes in technology, commodity prices, and service prices occur.

Oil and Natural Gas Reserves and Production

Internal Controls

Our estimated reserves at December 31, 2017 were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent third-party reserve engineers pursuant to their report dated January 10, 2018, which is filed as an exhibit to this Annual Report on Form 10-K. We expect to continue to have our reserve estimates prepared semi‑annually by Ryder Scott. Our internal professional staff works closely with Ryder Scott to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our reserve engineering database is provided to the external engineers. In addition, we provide Ryder Scott other pertinent data, such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make all requested information, as well as our pertinent personnel, available to the external engineers as part of their evaluation of our reserves.

Technology Used to Establish Reserves

Under SEC rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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

Qualifications of Responsible Technical Persons

Internal SOG Engineers.  Daniel Furbee is the technical person primarily responsible for overseeing the preparation of our reserve estimates. Mr. Furbee has over a decade of industry experience with positions of increasing responsibility in engineering and evaluations with companies such as Baker Hughes and LINN Energy. He holds a Bachelor of Science Petroleum Engineering degree from Marietta College and a Master of Business Administration degree from the University of Houston. Mr. Furbee is a Registered Professional Engineer in the State of Texas.

Independent Reserve Engineers.  Ryder Scott is an independent oil and natural gas consulting firm. No director, officer or key employee of Ryder Scott has any financial ownership in any member of the Sanchez Group or us. Ryder Scott’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported, and Ryder Scott has not performed other work for SOG or us that would affect its objectivity. The engineering information presented in Ryder Scott’s report was overseen by Eric Nelson, P.E. Mr. Nelson is an experienced reservoir engineer having been a practicing petroleum engineer since 2002. He has more than 12 years of experience in reserves evaluation with Ryder Scott. He has a Bachelor of Science degree in Chemical Engineering from the University of Tulsa and Master of Business Administration degree from the University of Texas. Mr. Nelson is a Registered Professional Engineer in the State of Texas.

Estimated Proved Reserves

The following table presents the estimated net proved oil and natural gas reserves attributable to our properties and the standardized measure amounts associated with the estimated proved reserves attributable to our properties as of December 31, 2017, based on a reserve report prepared by Ryder Scott, our independent reserve engineers. The standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

	As of December 31, 2017
				Total
				Estimated
		Natural Gas		Proved
	Oil	Liquids	Natural Gas	Reserves	PV-10
	(MMBbl)	(MMBbl)	(Bcf)	(MMBoe)(2)	(in millions)(3)
Reserve Data (1):
Estimated proved reserves by project area:
Eagle Ford
Comanche EF(5)	53.7	49.5	296.6	152.6	$791.5
Catarina	51.6	61.2	469.0	191.0	851.9
Maverick	12.8	0.2	1.2	13.2	192.8
Palmetto	3.3	0.7	4.4	4.8	35.9
Total Eagle Ford	121.4	111.6	771.2	361.6	1,872.1
TMS	0.3	—	—	0.3	4.5
Other Assets	0.7	0.1	0.4	0.8	9.5
Total	122.4	111.7	771.6	362.7	$1,886.1
Standardized Measure (in millions) (1)(4)					$1,886.1

Estimated proved developed reserves by project area:
Eagle Ford
Comanche EF(5)	29.6	32.1	192.5	93.8	$644.1
Catarina	13.8	24.8	190.0	70.3	500.6
Maverick	9.6	0.2	1.2	10.0	185.3
Palmetto	0.4	0.1	0.9	0.8	11.0
Total Eagle Ford	53.4	57.2	384.6	174.9	1,341.0
TMS	0.3	—	—	0.3	4.5
Other Assets	0.7	0.1	0.4	0.8	9.5
Total	54.4	57.3	385.0	176.0	$1,355.0

Estimated proved undeveloped reserves by project area:
Eagle Ford
Comanche EF(5)	24.1	17.4	104.1	58.8	$147.4
Catarina	37.8	36.4	279.0	120.7	351.3
Maverick	3.2	—	—	3.2	7.5
Palmetto	2.9	0.6	3.5	4.0	24.9
Total Eagle Ford	68.0	54.4	386.6	186.7	531.1
TMS	—	—	—	—	—
Other Assets	—	—	—	—	—
Total	68.0	54.4	386.6	186.7	$531.1

(1)Our estimated net proved reserves and related standardized measure were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of our properties. The unweighted arithmetic average first‑day‑of‑the‑month prices for the prior twelve months were $51.34/Bbl for WTI Cushing oil, $31.82/Bbl for NGLs and $2.98/MMBtu for Henry Hub natural gas at December 31, 2017. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price realized at the wellhead. For the year ended December 31, 2017, the average realized prices for oil, NGLs and natural gas were $48.69 per Bbl, $20.52 per Bbl and $3.10 per Mcf, respectively. For a description of our commodity derivative contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—

Operating Costs and Expenses—Commodity Derivative Transactions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments.”

(2)  One Boe is equal to six Mcf of natural gas or one Bbl of oil or NGLs based on an approximate energy equivalency. This is a physical correlation and does not reflect a value or price relationship between the commodities.

(3)  PV-10 is a non-GAAP financial measure. See “Item 6. Selected Financial Data – Non-GAAP Financial Measures” for a reconciliation of PV-10 to Standardized Measure.

(4)  Standardized measure is calculated in accordance with Accounting Standards Codification (“ASC”), Topic 932, Extractive Activities—Oil and Gas. For further information regarding the calculation of the standardized measure, see “Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)” included in “Item 8. Financial Statements and Supplementary Data.”

(5)  SN Comanche Assets excluding approximately 16,100 net acres of deep rights only, which includes the Pearsall Shale.

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

Development of Proved Undeveloped Reserves

None of our proved undeveloped reserves (“PUD”) at December 31, 2017 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Historically, our drilling and development programs were substantially funded from capital contributions, cash flow from operations and the issuance of debt and equity securities. Based on our current expectations of our cash flows and drilling and development programs, which includes drilling of proved undeveloped locations, we believe that we can fund the drilling of our current inventory of proved undeveloped locations and our expansions and extensions in the next five years from our cash on hand combined with cash flow from operations and utilization of available borrowing capacity under our amended and restated credit facility.

At a pace of approximately 30 wells per rig per year, our current 748 PUD drilling locations will all be developed within the next five years by running an average gross rig count of five rigs. As of December 31, 2017, we were running six active rigs and have an approved annual budget that allows for approximately six rigs to be run through 2018. For a more detailed discussion of our liquidity position, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

As of December 31, 2017, we identified 748 gross (377 net) PUD drilling locations which we anticipate drilling within the next five years. The table below details the activity in our PUD locations from December 31, 2016 to December 31, 2017:

			Net
		Net Natural	Natural	Net
	Net Oil	Gas Liquids	Gas	Volume
	(MBbl)	(MBbl)	(MMcf)	(MBoe)
PUDs as of December 31, 2016	46,332	37,606	268,136	128,627
Revisions of previous estimates
Revisions due to price change	1,990	1,871	14,316	6,247
Technical revisions	(1,762)	(2,877)	(3,780)	(5,269)
Extensions and discoveries	10,461	6,953	48,790	25,546
Purchases	20,767	14,834	88,773	50,397
Divestitures	—	—	—	—
Conversion to proved developed reserves during the year	(9,891)	(4,007)	(29,632)	(18,837)
PUDs as of December 31, 2017	67,897	54,380	386,603	186,711

Excluding acquisitions, we expect to make capital expenditures related to drilling and completion of wells of approximately $420 million to $470 million during the year ended December 31, 2018. We plan to spend approximately 25% to 28% of these capital expenditures on development of PUDs in 2018. Technical revisions of PUD estimates are the result of changes in forecasted performance. Purchases are related to the 318,000 gross acres acquired as part of the Comanche Acquisition.

For more information about our historical costs associated with the development of proved undeveloped reserves, please read “Supplementary Information on Oil and Natural Gas Exploration, Development and Production Activities (Unaudited)” included in “Item 8. Financial Statements and Supplementary Data.”

Production, Revenues and Price History

The following table sets forth information regarding combined net production by area of oil, NGLs, and natural gas and certain price and cost information attributable to our properties for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
Production:
Oil - MBbl
Comanche	3,129	—	—
Catarina	3,180	3,615	3,210
Maverick	1,382	858	396
Cotulla	30	810	1,436
Palmetto	241	351	606
Marquis	222	693	1,448
TMS / Other	33	44	69
Total	8,217	6,371	7,165
Natural gas liquids - MBbl
Comanche	3,025	—	—
Catarina	5,166	5,475	5,066
Maverick	48	14	5
Cotulla	1	237	326
Palmetto	55	78	139
Marquis	47	156	218
TMS / Other	—	—	—
Total	8,342	5,960	5,754
Natural gas - MMcf
Comanche	17,615	—	—
Catarina	36,255	40,544	33,775
Maverick	281	93	42
Cotulla	(9)	1,393	2,075
Palmetto	305	494	774
Marquis	206	656	901
TMS / Other	(2)	9	27
Total	54,651	43,189	37,594
Net production volumes:
Total oil equivalent (MBoe)	25,667	19,529	19,184
Average daily production (Boe/d)	70,320	53,358	52,560
Average Sales Price (1):
Oil ($ per Bbl)	$48.69	$37.95	$42.98
Natural gas liquids ($ per Bbl)	$20.52	$13.72	$11.99
Natural gas ($ per Mcf)	$3.10	$2.50	$2.63
Oil equivalent ($ per Boe)	$28.84	$22.09	$24.80
Average unit costs per Boe:
Oil and natural gas production expenses	$9.52	$7.97	$8.06
Production and ad valorem taxes	$1.43	$1.01	$1.40
General and administrative expense	$5.63	$5.64	$3.87
Adjusted G&A per Boe (2)(3)	$3.55	$3.93	$2.90
Depreciation, depletion, amortization and accretion	$6.90	$7.55	$13.78
Impairment of oil and natural gas properties	$1.54	$2.43	$37.74

(1)Excludes the impact of derivative instruments.

(2)For the years ended December 31, 2017, 2016 and 2015, Adjusted general and administrative (“G&A”) expense excludes non-cash stock-based compensation expense of approximately $22.9 million ($0.89 per Boe), $25.0 million ($1.28 per Boe) and $14.8 million ($0.77 per Boe), respectively.

(3)For the years ended December 31, 2017, 2016 and 2015, Adjusted G&A expense excludes acquisition and divestiture costs included in G&A expense of $30.5 million ($1.19 per Boe), $8.4 million ($0.43 per Boe) and $3.8 million ($0.20 per Boe), respectively.

The table above in addition to other areas throughout this Annual Report on Form 10-K contains disclosures of G&A expenses excluding expenses related to non-cash stock-based compensation expense and certain costs related to acquisitions and divestitures, which is referred to as “Adjusted G&A.” Adjusted G&A is a “non-GAAP financial measure,” as defined in SEC rules. Please see “Item 6. Selected Financial Data -- Non-GAAP Financial Measures,” for a reconciliation of G&A and G&A per Boe to Adjusted G&A and Adjusted G&A per Boe, respectively.

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value. At December 31, 2017, 32 gross (7 net) wells were in various stages of completion.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	233.0	123.9	67.0	64.0	128.0	108.0
Dry (1)	1.0	1.0	1.0	1.0	—	—
Exploratory wells:
Productive	—	—	—	—	8.0	8.0
Dry	—	—	—	—	—	—
Total wells:
Productive	233.0	123.9	67.0	64.0	136.0	116.0
Dry (1)	1.0	1.0	1.0	1.0	—	—

(1)The Company encountered mechanical malfunctions during drilling and was unable to complete the well.

The following table sets forth information at December 31, 2017 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated by us	392.0	162.9	1,672.0	687.0	2,064.0	849.9
Non-operated	100.0	11.3	1.0	0.3	101.0	11.6
Total	492.0	174.2	1,673.0	687.3	2,165.0	861.5

Developed and Undeveloped Acreage

The following table sets forth our estimated gross and net developed and undeveloped acreage as of December 31, 2017. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary table.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Comanche EF (1)	105,146	25,482	145,924	35,364	251,070	60,846
Catarina	21,271	21,271	84,780	84,780	106,051	106,051
Maverick	5,491	5,282	109,311	105,178	114,802	110,460
Palmetto	4,490	2,200	11,060	5,419	15,550	7,619
Total Eagle Ford	136,398	54,235	351,075	230,741	487,473	284,976
Comanche - Pearsall	1,080	265	64,515	15,857	65,595	16,122
TMS	1,000	1,000	36,432	36,432	37,432	37,432
Other	7,570	4,755	-	-	7,570	4,755
Total	146,048	60,255	452,022	283,030	598,070	343,285

(1)	SN Comanche Assets excluding 16,122 net acres of deep rights only, which includes the Pearsall Shale.

As of December 31, 2017, approximately 76% of our acreage was held by production and/or continuous operations. As of December 31, 2017, we have leases that were not held by production and/or continuous operations representing approximately 15.1 thousand net acres (all of which were in the Eagle Ford Shale) expiring in 2018, 7.9 thousand net acres (7.2 thousand of which were in the Eagle Ford Shale) expiring in 2019, and 58.3 thousand net acres (46.5 thousand of which were in the Eagle Ford Shale) expiring in 2020 and beyond. We anticipate that our current and future drilling plans along with selected lease extensions will address the majority of our leases expiring in the Eagle Ford Shale in 2018 and beyond. We have a continuous development obligation in our Catarina area that requires us to drill, but not complete, (i) 50 wells in each annual period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120 day period in order to maintain rights to any future undeveloped acreage. In addition to these lease expirations, we also have a continuous drilling obligation in our Comanche area, in addition to other requirements in the leases that must be adhered to in order to maintain our acreage position, that requires us to complete and equip 60 wells in each annual period that commenced on September 1, 2017.

Delivery Commitments

As is common in our industry, we have made commitments to certain purchasers to deliver a portion of our production from our Catarina area and our Comanche area.

Catarina Area

As of December 31, 2017, in our Catarina area, we have three contracts that require us to deliver portions of our natural gas, with delivery requirements through 2020, 2021 and 2022, respectively. Under the Gathering Agreement expiring in 2020, we are required to deliver 118 Bcf of natural gas through the Catarina Midstream gathering facilities. Under our contract expiring in 2021, we are required to deliver approximately 63 Bcf of natural gas. Under our contract expiring in 2022, we are required to deliver approximately 201 Bcf of natural gas. During 2017, we recorded expenses related to deficiencies on delivery commitments of approximately $0.2 million. These amounts were recorded to the “Oil and natural gas production expenses” line item in our consolidated statement of operations and were not considered material to the financial statement line item or to the consolidated financial statements as a whole. We expect to have additional expenses in 2018 related to deficiencies on our natural gas delivery commitments.

The Gathering Agreement also requires us to deliver a portion of our oil production through the Catarina Midstream gathering facilities. Under this contract, which expires in 2020, we are required to deliver approximately 8 MMBbls of oil. We do not expect to have additional expenses in 2018 related to deficiencies on our oil delivery commitments.

Comanche Area

We, as the operator, on behalf of ourselves and the other working interest partners, are party to two gathering agreements that require us to deliver variable monthly quantities through 2034.  Gross volumes under these contracts peak at approximately 63,000 Bbl per day (approximately 14,800 Bbl per day net) of crude oil and condensate in 2020 and 430,000 Mcf per day (approximately 101,400 Mcf per day net) of natural gas in 2022, and then decrease annually thereafter through the end of the contracts.  We are currently meeting our minimum volume commitments under these contracts and expect to continue to fulfill these obligations based on the applicable anticipated development plan. We do not expect to have additional expenses in 2018 related to deficiencies on these commitments.

We, as the operator, on behalf of ourselves and the other working interest partners, are party to three contracts that require us to deliver portions of our natural gas, with delivery requirements through 2021, 2023, and 2033, respectively. Under the contract expiring in 2021, we are required to deliver approximately 24 Bcf of natural gas. Under the contract expiring in 2023, we are required to deliver approximately 147 Bcf of natural gas. Under the contract expiring in 2033, we are required to deliver approximately 287 Bcf of natural gas.  During 2017, we recorded expenses related to deficiencies on delivery commitments of approximately $1.8 million. We expect to have additional expenses in 2018 related to deficiencies on our natural gas delivery commitments.

We, as the operator, on behalf of ourselves and the other working interest partners, are party to one contract that require us to deliver portions of our NGLs. This contract expires in 2023 and requires us to deliver approximately 15 MMBbls of NGLs. During 2017, we recorded expenses related to deficiencies on delivery commitments of approximately $0.1 million. We do not expect to have additional expenses in 2018 related to deficiencies on our natural gas delivery commitments.

We, as the operator, on behalf of ourselves and the other working interest partners, are party to one contract that require us to deliver portions of our oil. This contract expires in 2020 and requires us to deliver approximately 5 MMBbls of oil. During 2017, we recorded expenses related to deficiencies on delivery commitments of approximately $2.7 million. We expect to have additional expenses in 2018 related to deficiencies on our oil delivery commitments.

Operations

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. The lessor royalties and other leasehold burdens on our Eagle Ford properties range from 16.7% to 27.2%, resulting in a net revenue interest to us ranging from 72.8% to 83.3%.

Marketing and Major Customers

For the year ended December 31, 2017, purchases by four of our customers accounted for more than 10% (19%, 14%, 26%, and 23%, respectively) of our total revenues. The four customers, who are not affiliates of the Company, purchased oil, natural gas and NGLs from us pursuant to existing marketing agreements with terms that are currently on “evergreen” status and renew on a month‑to‑month basis until either party gives 30‑day advance written notice of non‑renewal.

Since the oil, natural gas and NGLs that we sell are commodities for which there are a large number of potential buyers and because of the adequacy of the infrastructure to transport these products in the areas in which we operate, if we were to lose one or more customers, we believe that we could readily procure substitute or additional customers such that our production volumes would not be materially affected for any significant period of time.

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

The historic trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. Moreover, accidental releases or spills may occur in the course of our operations, and we could incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this situation will continue in the future.

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

Water and Other Water Discharges and Spills

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, the Safe Drinking Water Act, or the SDWA, the Oil Pollution Act of 1990, or the OPA, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil, produced waters and other hazardous substances, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). On June 29, 2015, the EPA and the Corps jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Following its promulgation, numerous states and industry groups challenged the rule and on October 9, 2015, a federal court stayed the rule’s implementation nationwide, pending further action in court. In response to this decision, the EPA and the Corps have resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to initiate rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On July 27, 2017, the EPA and the Corps published a proposed rule to rescind the 2015 rules and, on February 6, 2018, the agencies published a final rule to maintain the status quo pending the agencies review of the 2015 rules. Further legal challenges are expected.

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

Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and the underground injection of fluids and are required to develop and implement spill prevention, control and countermeasure plans in connection with on-site storage of significant quantities of oil. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important and common process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate production of oil and/or natural gas. The SDWA regulates the underground injection of substances through the Underground Injection Control, or UIC, Program.  Hydraulic fracturing is generally exempt from regulation under the UIC Program, and thus the hydraulic fracturing process is typically regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC Program. On February 12, 2014, the EPA published a revised UIC Program guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how regulations of Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities, may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although the EPA is not the permitting authority for UIC Class II programs in Texas, Mississippi, and Louisiana, where we maintain acreage, the EPA is encouraging state programs to review and consider use of the above-mentioned guidance.  In addition, the EPA previously announced its plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures.  Furthermore, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of the U.S. Congress.

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

Although not presently relevant to our current 2017 development plans, on March 26, 2015, the Bureau of Land Management (“BLM”) published a final rule governing hydraulic fracturing on federal and Indian lands. The rule requires public disclosure of chemicals used in hydraulic fracturing, implementation of a casing and cementing program, management of recovered fluids, and submission to BLM of detailed information about the proposed operation, including wellbore geology, the location of faults and fractures, and the depths of all usable water. On June 21, 2016, the United States District Court for Wyoming set aside the rule, holding that the BLM lacked Congressional authority to promulgate the rule. The BLM has appealed to the Tenth Circuit Court of Appeals. On March 28, 2017, President Trump signed an executive order directing the BLM to review the rule and, if appropriate, to initiate a rulemaking to rescind or revise it. Accordingly, on December 29, 2017, the BLM published a final rule to rescind the 2015 hydraulic fracturing rule. This decision has been challenged by state and environmental groups. At this time, it is uncertain when, or if, the rule will be implemented.

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

Also, some states have adopted, and other states are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process. For example, in December 2011, the Commission adopted rules and regulations requiring that oil and gas operators publicly disclose the chemicals used in the hydraulic fracturing process. Also, in May 2013, the Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. Additionally, on October 28, 2014, the Commission adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed, new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Commission's authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Commission has used this authority to deny permits for waste disposal sites.

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

Air Emissions

The federal Clean Air Act, as amended, and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. On August 16, 2012, the EPA published final rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The rules include NSPS for completions of hydraulically fractured gas wells and establish specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rules seek to achieve a 95% reduction in Volatile Organic Compounds (“VOCs”) emitted by requiring the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements.

Also, on November 15, 2016, the BLM finalized a rule to reduce the flaring, venting and leaking of methane from oil and gas operations on federal and Indian lands. The rule requires operators to use currently available technologies and equipment to reduce flaring, periodically inspect their operations for leaks, and replace outdated equipment that vents large quantities of gas into the air. The rule also clarifies when operators owe the government royalties for flared gas.  State and industry groups have challenged this rule in federal court, asserting that the BLM lacks authority to prescribe air quality regulations. On March 28, 2017, President Trump signed an executive order directing the BLM to review the above rule and, if appropriate, to initiate a rulemaking to rescind or revise it. Accordingly, on December 8, 2017, the BLM published a final rule to suspend or delay certain requirements of the 2016 methane rule until January 17, 2019. Further legal challenges are expected. At this time, it is uncertain when, or if, the rule will be implemented.

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

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases, or GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

Furthermore, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016 and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.  However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages, or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

National Environmental Policy Act

Oil and natural gas exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, or NEPA. NEPA requires federal agencies, including the U.S. Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment to evaluate the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, we have minimal exploration and production activities on federal lands. However, to the extent our current or future activities on federal lands are subject to the requirements of NEPA, this process has the potential to delay the receipt of governmental permits and the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act

The Federal Endangered Species Act, or the ESA, and analogous state statutes restrict activities that may adversely threatened or endangered species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, though, in December 2017, the U.S. Fish and Wildlife Service provided guidance limiting the reach of the Act. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities on federal lands may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. The U.S. Fish and Wildlife Service may identify, however, previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Occupational Safety and Health Act

We are also subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA's hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements.

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

The FERC also possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. FERC possesses substantial enforcement authority for violations of the Natural Gas Act (“NGA”), including the ability to assess civil penalties, order disgorgement of profits and recommend criminal penalties. The Energy Policy Act of 2005 amended the NGA to grant FERC new authority to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce, and to prohibit market manipulation. FERC's anti-manipulation regulations apply to FERC jurisdictional activities, which have been broadly construed by the FERC. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial civil and criminal penalties, including civil penalties of up to $1.0 million per day, per violation.

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

State Regulation

The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amount of natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

The oil and natural gas industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

Employees

We currently do not have any employees. Pursuant to our Services Agreement, SOG performs services for us, including the operation of our properties. Please also read “Item 8. Financial Statements and Supplementary Data —Note 10, Related Party Transactions.” As of December 31, 2017, SOG had approximately 312 employees, including 37 engineers, 16 geoscientists and 14 land professionals. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that SOG’s relations with its employees are satisfactory.

We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed.

Offices

For our principal offices, we currently share offices with other members of the Sanchez Group under leases entered into by the Company covering approximately 90,000 square feet of office space in Houston, Texas at 1000 Main Street, Suite 3000, Houston, Texas 77002, expiring in 2025. In addition, SOG maintains offices in San Antonio, Texas.

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

Item 1A.  Risk Factors

Our business involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10‑K, including the financial statements and the related notes appearing at the end of this Annual Report on Form 10‑K. If any of the following risks, or any risk described elsewhere in this Annual Report on Form 10‑K, were to occur, our business, financial condition or results of operations could be adversely affected. The risks below are not the only ones facing the Company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us. This Annual Report on Form 10‑K also contains forward‑looking statements, estimates and projections that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of specific factors, including the risks described below.  Also, please read “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

Market conditions for oil, natural gas and NGLs are highly volatile.  A sustained decline in prices for these commodities could adversely affect our revenue, cash flows, profitability and growth.

Prices for oil, natural gas and NGLs fluctuate widely in response to a variety of factors that are beyond our control, such as:

•	domestic and foreign supply of and demand for oil, natural gas and NGLs;

•	weather conditions and the occurrence of natural disasters;

•	overall domestic and global economic conditions;

•	political and economic conditions in countries producing oil, natural gas and NGLs, including terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war;

•	actions of OPEC and other state‑controlled oil companies relating to oil price and production controls;

•	the effect of increasing liquefied natural gas and exports from the United States;

•	the impact of the U.S. dollar exchange rates on prices for oil, natural gas and NGLs;

•	technological advances affecting energy supply and energy consumption;

•	domestic and foreign governmental regulations, including regulations prohibiting or restricting our ability to apply hydraulic fracturing to our wells, and taxation;

•	the impact of energy conservation efforts and alternative fuel requirements;

•	the proximity, capacity, cost and availability of production and transportation facilities for oil, natural gas and NGLs;

•	the availability of refining capacity; and

•	the price and availability of, and consumer demand for, alternative fuels.

Governmental actions may also affect prices for oil, natural gas and NGLs.  In the past, prices for oil, natural gas and NGLs have been extremely volatile, and we expect this volatility to continue.  Beginning in the latter half of 2014, oil prices declined precipitously, and continued to decline throughout 2015 as well as the start 2016. Such downward volatility has negatively affected the amount of our net estimated proved reserves and has negatively affected the standardized measure of discounted future net cash flows of our net estimated proved reserves. Although we did not record a proved property impairment during the year ended December 31, 2017, we recorded proved property impairment of $3.7 million and $700.3 million for the years ended December 31, 2016 and December 31, 2015, respectively.

In addition, our revenue, profitability and cash flow depend upon the prices of and demand for oil, natural gas and NGLs, and continued price volatility and low commodity prices, or a sustained drop in prices could negatively affect our financial results and impede our growth. In particular, sustained declines in commodity prices will:

•	limit our ability to enter into commodity derivative contracts at attractive prices;

•	reduce the value and quantities of our reserves, because declines in prices for oil, natural gas and NGLs would reduce the amount of oil, natural gas and NGLs that we can economically produce;

•	reduce the amount of cash flow available for capital expenditures;

•	limit our ability to borrow money or raise additional capital; and

•	make it uneconomical for our operating partners to commence or continue production levels of oil, natural gas and NGLs.

An increase in the differential between the NYMEX or other benchmark prices of oil, natural gas and NGLs and the wellhead price we receive for our production could adversely affect our business, financial condition and results of operations.

The prices that we receive for the oil, natural gas and NGLs that we produce at times may reflect differences between the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the price we receive is called a basis differential. Increases in the basis differential between the benchmark prices for oil, natural gas and NGLs and the wellhead price we receive could adversely affect our business, financial condition and results of operations. We do not have or currently plan to have any commodity derivative contracts covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials, which could adversely affect our business, financial condition and results of operations.

As of February 23, 2018,  we had commodity derivative contracts in place representing approximately 72% and 110% of the mid‑point of our production of oil and natural gas projections, respectively, for 2018. In the future, we expect to continue to enter into commodity derivative contracts for a portion of our estimated production, which could result in net gains or losses on commodity derivatives. Our hedging strategy and future hedging transactions will be determined by our management in accordance with the terms of SN UnSub’s organizational documents and any restrictions or limitations in our debt instruments.

The prices at which we enter into commodity derivative contracts covering our production in the future will be dependent upon conditions in the commodity and financial markets at the time we enter into these transactions, which may result in higher or lower hedge prices for oil, natural gas and NGLs under these contracts. Accordingly, our hedging strategy may not protect us from significant declines in the prices of oil, natural gas and NGLs for future production. Conversely, our hedging strategy may limit our ability to realize incremental cash flows from commodity price increases. As such, our hedging strategy may not protect us from changes in the price of oil, natural gas and NGLs, which could have a significant adverse effect on our liquidity, business, financial condition and results of operations.

Further declines in commodity prices or unsuccessful exploration efforts may result in write-downs of our asset carrying values.

During the fourth quarter of 2017, the Company changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method of accounting. All property and acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending the determination of whether proved reserves have been discovered. If proved reserves are not discovered with an exploratory well, the costs of drilling the well are expensed. The capitalized costs of our oil and gas properties, on a field basis, cannot exceed the estimated future net cash flows of that field. If the net capitalized costs exceed future net revenues, we must write down the costs of each such field to our estimate of fair market value. Unproved properties are evaluated at the lower of cost or fair market value. Accordingly, a significant decline in oil or gas prices or unsuccessful exploration efforts could cause a future write-down of capitalized costs.

We review the carrying value of our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The impairment analysis is based on then current oil and gas prices in effect. Once incurred, a write-down of oil and gas properties cannot be reversed at a later date even if oil or gas prices increase. As a result, substantial and sustained declines in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

The Company’s derivative risk management activities could result in financial losses.

To mitigate the effect of commodity price volatility on the Company’s net cash provided by operating activities, support the Company’s annual capital budgeting and expenditure plans and reduce commodity price risk associated with certain capital projects, our strategy is to enter into derivative contracts covering a portion the Company’s production. These derivative arrangements are subject to mark‑to‑market accounting treatment, and the changes in fair market value of the contracts are reported in the Company’s statements of operations each quarter, which may result in significant non‑cash gains or losses. After the current hedges expire, there is significant uncertainty that we will be able to put new hedges in place that will provide us with the same benefit. These derivative contracts may also expose the Company to risk of financial loss in certain circumstances, including when:

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

The Comanche Acquisition or any other acquisition we may undertake involve risks associated with acquisitions and integrating acquired assets into existing operations, including that:

•

our senior management's attention may be diverted from the management of daily operations with respect to our Catarina area and our other legacy assets to the integration of the assets acquired in the Comanche Acquisition or other acquisition;

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

Even if we successfully integrate assets acquired in an acquisition, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected timeframe. If we fail to realize the benefits we anticipate from the Comanche Acquisition or any other acquisition we may undertake, our business, results of operations and financial condition may be adversely affected.

Under the terms of the lease with respect to the Catarina assets and under the terms of the Comanche development agreement, we are subject to annual drilling and development requirements and failure to comply with these requirements may result in loss of our interests in the Catarina area that are not held by production or sizable default payments to Anadarko, respectively.

In order to protect our exploration and development rights in the Catarina area, we are required to drill 50 wells per year (measured from July 1 to June 30). If we fail to meet the minimum drilling commitment under the terms of the lease for our Catarina properties (the “Catarina Lease”), we could forfeit our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, associated rights such as midstream assets). If we drill more than 50 wells in a prescribed twelve month period, we may apply such additional wells (up to a maximum of 30 additional wells) toward the following prescribed twelve month period’s 50-well requirements. In addition, the Catarina Lease requires us to go no longer than 120 days without spudding a well, and, under the terms of the Catarina Lease, failure to do so could result in the forfeiture of our acreage under the Catarina Lease and rights to develop land not held by production (excluding, in certain instances, acreage upon which associated midstream assets are located).

We also entered into a development agreement (the “Development Agreement”) with Anadarko regarding the Comanche Assets pursuant to which we commit to completing and equipping 60 wells per year for 5 years, in addition to other requirements in the leases that must be adhered to in order to maintain our acreage position. If we complete and equip more than 60 wells in a year, we may apply such additional wells (up to a maximum of 30 additional wells) toward the 60-well requirement in subsequent annual periods. If we fail to complete and equip the required number of wells in a given year (after applying any qualifying additional wells from previous years), we must pay Anadarko a default fee of $200,000 for each well we fail to timely complete and equip.

Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, prices for oil, natural gas and NGLs, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we cannot assure you that we will be able meet our obligations under the Catarina Lease or the Development Agreement. If the Catarina Lease expires, we will lose our right to develop the related properties on this acreage, which could adversely affect our business, financial condition and results of operations. If we fail to meet our obligations under the Development Agreement we will have to pay Anadarko the applicable default fees, which could adversely affect our business, financial condition and results of operations.

Our agreements with Blackstone and GSO Capital Partners LP (“GSO”) will restrict us from transferring our right, title and interest to the Comanche Assets.

Under the terms of the joint development agreement with Blackstone ( the “JDA”), except under limited circumstances, neither we nor Blackstone can transfer any of our rights, title or interest to any asset or related assets (including any working interests) prior to the third anniversary of the JDA.  In addition, under our agreements with GSO, we are not able to dispose of all or a substantial portion of the Comanche Assets without GSO’s consent.  These restrictions may prohibit us from taking advantage of certain opportunities, including our ability to sell these assets, which may arise from time to time.

The JDA contains right of first offer (“ROFO”) and tag-along provisions that may hinder our ability to sell our interest in the Comanche Assets within our desired time frame or on our desired terms, and could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders.

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

The JDA establishes an operating committee for the Comanche Assets that keeps us from having unilateral control over many key variables of operation and development of the Comanche Assets and also provides for certain circumstances under which we could be removed as operator.

The JDA provides for the administration, operation and transfer of the jointly-owned Comanche Assets. Pursuant to the JDA, the parties thereto established an operating committee, which controls the timing, scope and budgeting of operations on the Comanche Assets (subject to certain exceptions). Although we are designated as operator of the Comanche Assets under the JDA, under certain circumstances we may be removed as operator and, furthermore, because we do not control the operating committee we do not have unilateral control over many key variables of the operation and development of the Comanche Assets, including the establishment of the budget and development plan for the Comanche Assets. There can be no assurance that Blackstone will continue its relationship with us in the future or that we will be able to pursue our stated strategies with respect to the Comanche Assets. Furthermore, Blackstone may (a) have economic or business interests or goals that are inconsistent with ours; (b) take actions contrary to our policies or objectives; (c) undergo a change of control; (d) experience financial and other difficulties; or (e) be unable or unwilling to fulfill their obligations under the JDA, which may affect our financial conditions or results of operations.

Under the amended and restated limited liability company agreement of SN UnSub and the limited liability company agreement of SN UnSub’s general partner, GSO consent is required to take certain actions.

Under the amended and restated limited partnership agreement of SN UnSub and limited liability company agreement of SN UnSub’s general partner, we are not able to cause SN UnSub or its general partner to take or not to take certain actions unless GSO consents. GSO made a substantial investment (including contributions and other commitments) in SN UnSub at the closing of the Comanche Acquisition and, accordingly, has required that the relevant organizational documents of SN UnSub and its general partner contain certain features designed to provide it with the opportunity to participate in the management of SN UnSub and its general partner and to protect its investment in SN UnSub, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of SN UnSub.  These participation and protective features include a governance structure that consists of a board of directors of SN UnSub’s general partner, only some of whom are appointed by us. Thus, without the concurrence of GSO, we will not be able to cause SN UnSub and its general partner to take or not to take certain actions, even though those actions may be in the best interest of SN UnSub, its general partner, or us. Furthermore, we, and GSO may have different or conflicting goals or interests which could make it more difficult or time-consuming to obtain any necessary approvals or consents to pursue activities that we believe to be in the best interests of our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our estimated reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.

Numerous uncertainties are inherent in estimating reserves of oil, natural gas and NGLs and future production. It is not possible to measure underground accumulations of oil, natural gas and NGLs in an exact way. Reserve engineering is complex, requiring subjective estimates of underground accumulations of oil, natural gas and NGLs and assumptions concerning future prices for oil, natural gas and NGLs, future production levels and operating and development costs. In estimating our reserves of oil, natural gas and NGLs, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•	prices for oil, natural gas and NGLs;

•	future production levels;

•	capital expenditures;

•	operating and development costs;

•	the effects of regulation;

•	the accuracy and reliability of the underlying engineering and geologic data; and

•	the availability of funds.

If these assumptions prove to be incorrect, our estimates of our reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our estimated reserves could change significantly. For example, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2017 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $511.8 million, from approximately $1,886.1 million to approximately $1,374.3 million.

Our standardized measure is calculated using unhedged prices for oil, natural gas and NGLs and is determined in accordance with the rules and regulations of the SEC. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production.

The reserve estimates we make for wells or fields that do not have a lengthy production history are less reliable than estimates for wells or fields with lengthy production histories. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures.

Our estimated reserves of oil, natural gas and NGLs will naturally decline over time, and we may be unable to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our business, financial condition and results of operations.

Our future reserves of oil, natural gas and NGLs, production volumes, and cash flow depend on our success in developing and exploiting our current reserves efficiently and finding or acquiring additional recoverable reserves economically. Our estimated reserves of oil, natural gas and NGLs will naturally decline over time as they are produced. Our success depends on our ability to economically develop, find or acquire additional reserves to replace our own current and future production. If we are unable to do so, or if expected development is delayed, reduced or cancelled, the average decline rates will likely increase.

Developing and producing oil, natural gas and NGLs are costly and high‑risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

The cost of developing, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Additionally, drilling wells with no or sub-economic levels of production (dry holes) will negatively impact our financial position. In addition, our use of 2D and 3D seismic data and visualization techniques to identify subsurface structures and hydrocarbon indicators do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures and requires additional pre‑development expenditures. Furthermore, our development and production operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor or other services;

•	composition of sour gas, including sulfur and mercaptan content;

•	unexpected operational events and conditions;

•	reductions in prices for oil, natural gas and NGLs;

•	increases in severance taxes;

•	adverse weather conditions and natural disasters;

•	facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour gas;

•	title problems;

•	pipe or cement failures, casing collapses or other downhole failures;

•	compliance with ever‑changing environmental and other governmental requirements;

•	environmental hazards, such as chemical or hydrocarbon leaks or spills, salt water leaks or spills, pipeline ruptures, discharges of toxic gases or other releases of hazardous substances;

•	lost or damaged oilfield development and service tools;

•	unusual or unexpected geological formations and pressure or irregularities in formations;

•	loss of drilling fluid circulation;

•	fires, blowouts, surface craterings and explosions;

•	uncontrollable flows of oil, natural gas, NGLs or well fluids;

•	loss of leases due to incorrect payment of royalties;

•	limited availability of financing at acceptable rates; and

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

Our acquisition, development and production operations require us to make substantial capital expenditures. Although we expect to fund our capital expenditure budget for 2018 using cash flow from operations and cash on hand, if our cash flow from operations turns out to be less than we currently expect and we are required, but are unable, to fund our remaining capital budget from other sources, such as borrowings under our amended and restated credit facility and/or the issuance of debt or equity securities, our failure to obtain the funds that we need could have a material adverse effect on our business, financial condition and results of operations.

The oil and natural gas industry in which we operate is capital intensive and we must make substantial capital expenditures in our business for the acquisition, development and production of oil, natural gas and NGLs. Our cash on hand, cash flows from operations, ability to borrow and access to capital markets are subject to a number of variables, many of which are beyond our control, including:

•	our estimated reserves of proved oil, natural gas and NGLs;

•	the amount of oil, natural gas and NGLs we produce;

•	the prices at which we sell our production;

•	the results of our hedging strategy;

•	the costs of developing, producing, and transporting our oil, natural gas and NGLs, including costs attributable to governmental regulation and taxation;

•	our ability to acquire, locate and produce new reserves;

•	fluctuations in our working capital needs;

•	interest payments, debt service and dividend payment requirements;

•	prevailing economic and capital markets conditions, especially for oil and gas companies;

•	our financial condition; and

•	the ability and willingness of banks and other lenders to lend to us.

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

During the year ended December 31, 2017, our stock price had a low closing price of $3.75 per share and a high closing price per share of $14.24 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased their shares. The market price for our common stock may be influenced by many factors, including, but not limited to:

•	the price of oil, natural gas and NGLs;

•	the success of our exploration and development operations, and the marketing of any oil we produce;

•	regulatory developments in the United States;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the industries in which we compete and issuance of new or changed securities;

•	analyst reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	higher than achievable estimates by analysts who follow our common stock;

•	our issuance of any additional securities;

•	investor perception of our company and of the industry in which we compete; and

•	general economic, political and market conditions.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.

Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production in paying quantities is established during their primary terms or we obtain extensions of the leases. Our drilling plans for our undeveloped leasehold acreage are subject to change based upon various factors, including factors that are beyond our control, such as drilling results, prices for oil, natural gas and NGLs, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Because of these uncertainties, we do not know if our undeveloped leasehold acreage will ever be drilled or if we will be able to produce crude oil, natural gas or NGLs from these or any other potential drilling locations. If our leases expire and we do not have them held by production, we will lose our right to develop the related properties on this acreage.

As of December 31, 2017, approximately 76% of our acreage was held by production and/or continuous operations. As of December 31, 2017, we had leases that were not held by production representing 15.1 thousand net acres (all which were in the Eagle Ford Shale) expiring in 2018, 7.8 thousand net acres (7.2 thousand of which were in the Eagle Ford Shale) expiring in 2019, and 58.3 thousand net acres (46.5 thousand of which were in the Eagle Ford Shale) expiring in 2020 and beyond. While we anticipate that our current and future drilling plans will address the majority of our leases expiring in the Eagle Ford Shale in 2018, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operation.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of our future drilling activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, prices for oil, natural gas and NGLs, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas or NGLs from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, financial condition and results of operations.

We may be unable to compete effectively with larger companies, which may adversely affect our ability to generate revenue.

The oil and natural gas industry is intensely competitive with respect to acquiring prospects and properties, the marketing of oil, natural gas and NGLs, and securing equipment and trained personnel. Many of our competitors are large independent oil and natural gas companies that possess and employ financial, technical and personnel resources substantially greater than those of the Sanchez Group. Those entities may be able to develop and acquire more properties than our financial or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities during periods of lower prices for oil, natural gas and NGLs and to absorb the burden of present and future federal, state, local and other laws and regulations. Furthermore, we may not be able to aggregate sufficient quantities of production to compete with larger companies that are able to sell greater volumes of production to intermediaries, thereby reducing the realized prices attributable to our production. Any inability to compete effectively with larger companies could have a material adverse impact on our business, financial condition and results of operations.

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

Our current business focus is on the oil and natural gas industry in a limited number of properties, in the Eagle Ford Shale in South Texas and, to a lesser extent, the TMS in Southwest Mississippi and Southeast Louisiana. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. For example, our Catarina assets, comprised of approximately 106,000 contiguous net acres in Dimmit, LaSalle and Webb Counties, Texas under the Catarina Lease, represent approximately 53% of our proved reserves as of December 31, 2017, approximately 37% of our Eagle Ford acreage as of December 31, 2017 and approximately 56% of our total production volumes for the year ended December 31, 2017.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, increasing our risk profile. In particular, we may be disproportionately exposed to the impact of delays or interruptions of production from wells in which we have an interest that are caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from wells in the Eagle Ford Shale. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

Pursuant to the Services Agreement, we have access to the unrestricted, proprietary portions of the technological database owned and maintained by the Sanchez Group and related to our properties, and SOG is otherwise required to interpret and use the database, to the extent relating to our properties, for our benefit under the Services Agreement. For a description of the Services Agreement see “Item 8. Financial Statements and Supplementary Data —Note 10, Related Party Transactions” in the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10‑K. This database includes the 2D and 3D seismic data used for our exploration and development projects as well as the well logs, LAS files, scanned well documents and other well documents and software that are necessary for our daily operations. This information is critical for the operation and expansion of our business. Under certain circumstances, including if SOG provides at least 180 days’ advance written notice of its desire to terminate the Services Agreement, the license agreement will terminate and we will lose our rights to this technological database unless members of the Sanchez Group permit us to retain some or all of these rights, which they may decline to do in their sole discretion. In such event, we are unlikely to be able to obtain rights to similar information under substantially similar commercial terms or to continue our business operations as proposed and our liquidity, business, financial condition and results of operations will be materially and adversely affected and it could delay or prevent an acquisition of us.

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

We adopted the Rights Plan, which though it was designed to preserve the value of our net operating loss carryforwards (“NOLs”), may discourage the acquisition and sale of large blocks of our common stock and may result in significant dilution for certain stockholders.

On July 28, 2015, the Company entered into an NOLs rights plan (the “Rights Plan”) designed to preserve stockholder value and the value of our NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock without the approval of our board of directors. The Rights Plan may discourage existing 5% common stockholders from selling their interest in a single block, which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our common stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our common stock. We can make no assurances the Rights Plan will be effective in meeting its intended objectives, including to deter a change in control and protecting or realizing NOLs.

If we were to experience an ownership change, we could be limited in our ability to use NOLs arising prior to the ownership change to offset future taxable income.

As of December 31, 2017, we had NOLs of $1,737.7 million. If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to offset taxable income arising after the ownership change with NOLs arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre‑change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long‑term tax‑exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three‑year period.

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

Despite our current level of indebtedness, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, including under our SN UnSub Credit Agreement. As of December 31, 2017, we had $1.93 billion of debt outstanding, net of premium, discount and debt issuance costs, the majority of which was attributable to the Senior Notes (as defined in “Item 8. Financial Statements and Supplementary Data – Note 6, Debt”), a borrowing base of $350 million (with an aggregate elected commitment amount of $300 million) under our prior revolving credit facility for secured revolver borrowings, and a borrowing base of $330 million under our SN UnSub Credit Agreement. On February 14, 2018, we issued $500 million in aggregate principal amount of our 7.25% Senior Secured Notes and amended and restated our prior revolving credit facility. See ‘Item 8. Financial Statements and Supplementary Data – Note 20, Subsequent Events.” Subject to compliance with specified borrowing conditions and other covenants, the indenture for the 7.25% Senior Secured Notes and the indenture for the Senior Notes would allow us to incur additional debt. Our increased indebtedness could adversely affect our business. In particular, the incurrence of additional debt could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue certain operational and strategic opportunities. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We will be subject to interest rate risk in connection with borrowings under our amended and restated credit facility and our SN UnSub Credit Agreement, which bear interest at variable rates. Interest rate changes could affect the amount of our interest payments under these credit facilities and, accordingly, our future earnings and cash flows, assuming other factors are held constant. We currently do not have any interest rate hedging arrangements with respect to our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of fixed-for-floating interest rate payments in order to reduce our exposure to interest rate volatility; however, any swaps we enter into may not fully mitigate our interest rate risk. A significant increase in prevailing interest rates that results in a substantial increase in the interest rates applicable to our indebtedness could substantially increase our interest expense and have a material adverse effect on our financial condition and results of operations.

Restrictive covenants may adversely affect our operations.

Our amended and restated credit facility, the indentures governing the Senior Notes, the indenture governing the 7.25% Senior Secured Notes and our SN UnSub Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long‑term best interest, including our ability, among other things, to:

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

A breach of the covenants under the indentures governing the Senior Notes, the indenture governing the 7.25% Senior Secured Notes, the covenants under our amended and restated credit facility or the covenants under our SN UnSub Credit Agreement could result in an event of default under the applicable indebtedness. An event of default may allow the creditors to accelerate the related debt and may result in an acceleration of any other debt that contains a cross‑acceleration or cross‑default provision (however, a default under our amended and restated credit facility, the Senior Notes or the 7.25% Senior Secured Notes would not result in a  default under or the acceleration of our SN UnSub Credit Agreement and a default under our SN UnSub Credit Agreement would not result in a  default under or the acceleration of our amended and restated credit facility, Senior Notes or 7.25% Senior Secured Notes). In addition, an event of default under our amended and restated credit facility or our SN UnSub Credit Agreement would permit the lenders under the relevant facility to terminate all commitments to extend further credit under that facility. If we were unable to repay those amounts or amounts due to holders of our 7.25% Senior Secured Notes, the lenders under our amended and restated credit facility or our SN UnSub Credit Agreement or the holders of our 7.25% Senior Secured Notes, as applicable, could proceed against the collateral granted to them to secure that debt. Additionally, if we do not repay the approximately $24 million in borrowings due under Sanchez Resources, LLC’s (“Sanchez Resources”) credit facility or successfully renegotiate the terms of such facility, then the administrative agent or the lenders under that facility could proceed against the collateral securing that debt, consisting of substantially all of Sanchez Resources’ TMS assets (approximately 12,500 net acres). See “Item 8. Financial Statements and Supplementary Data – Note 10. Related Party Transactions”.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors may deem relevant. Covenants contained in our amended and restated credit facility, future credit facilities we may enter into, our indentures and the certificates of designations for our preferred stock restrict our ability to pay dividends on our common stock. In addition, the Delaware General Corporation Law (the “DGCL”) permits payment of dividends only out of a corporation’s surplus, which is defined as the excess of net assets (total assets less total liabilities) over a corporation’s capital as determined under the DGCL. If commodity prices decline, the value of our net assets will decline and, accordingly, our ability to lawfully declare and pay dividends may also decline.  Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate production of oil and/or natural gas. Hydraulic fracturing is generally exempt from federal regulation, and thus the process is typically regulated by state agencies. Nevertheless, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Underground Injection Control or UIC Program. In Texas, Louisiana and Mississippi, where we maintain acreage, the EPA is encouraging state programs to review and consider EPA guidance in these areas. In addition, the EPA previously announced its plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism – regulatory, voluntary, or a combination of both – to collect data on hydraulic fracturing chemical substances and mixtures.

On May 12, 2016, the EPA amended its regulations to impose new standards for methane and VOC emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices.  These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or otherwise require the public disclosure of chemicals used in the hydraulic fracturing process, and a number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have induced seismic activity and adversely impacted drinking water supplies, use of surface water, and the environment generally.   These proceedings or regulations or any other new laws or regulations that significantly restrict hydraulic fracturing or the disposal of produced water and flowback fluid in underground injection wells could make it more difficult or costly for us to drill and produce from conventional or tight formations, increase our costs of compliance and doing business and make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings.

Further federal, state and/or local laws governing hydraulic fracturing could result in additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of failure to comply by us could have a material adverse effect on our business, financial condition and results of operations. At this time, it is not possible to estimate the potential impact on our business that may arise if additional federal, state and/or local laws are enacted. Please read “Item 1. Business – Environmental Matters and Regulation” for a description of the laws and regulations governing hydraulic fracturing.

Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.

State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, on October 28, 2014, the Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Commission has used this authority to deny permits for waste disposal wells.

We dispose of large volumes of produced water gathered from our drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to use hydraulic fracturing or dispose of produced water gathered from our drilling and production activities by owned disposal wells, could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016 and establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.  However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international record.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Although some of the rules necessary to implement the Dodd-Frank Act remain to be adopted, the CFTC, the SEC and the Prudential Regulators have issued many rules to implement the Dodd-Frank Act, including a rule, which we refer to as the “Mandatory Clearing Rule,” requiring clearing of hedges, or swaps, that are subject to it (currently, only certain interest rate and credit default swaps, which we do not presently have), a rule, which we refer to as the “End User Exception,” establishing an “end user” exception to the Mandatory Clearing Rule, a rule, which we refer to as the “Margin Rule,” setting forth collateral requirements in connection with swaps that are not cleared and also an exception to the Margin Rule for end users that are not financial end users, which exception we refer to as the “Non-Financial End User Exception,” and a rule, subsequently vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further proceedings, imposing position limits on energy derivatives. On multiple occasions, most recently in December 2016, the CFTC proposed but did not adopt other position limit rules on energy derivatives. Such proposed rules have included exemptions from the position limits for swaps that constitute “bona fide hedging positions” within the definition of such term under such proposed rules, subject to the party claiming the exemption complying with the applicable filing, recordkeeping and reporting requirements of such proposed rules. It is not known whether the CFTC will adopt a rule which we refer to as a “Position Limit Rule” imposing position limits on energy derivatives or, if such a rule is adopted, whether such rule will include an exemption for “bona fide hedging positions”. Nor is it known if our hedging activities will constitute “bona fide hedging positions” under any such Position Limit Rule.

We qualify for the End User Exception and will utilize it if the Mandatory Clearing Rule is expanded to cover swaps in which we participate and we qualify for the Non-Financial End User Exception and will not be required to post margin under the Margin Rule, so we do not expect to be directly affected by any of such rules. However, most if not all of our hedge counterparties will be subject to mandatory clearing in connection with their hedging activities with parties who do not qualify for the End User Exception and will be required to post margin in connection with their hedging activities with other swap dealers, major swap participants, financial end users and other persons that do not qualify for the Non-Financial End User Exception.  In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations (including laws and regulations giving European Union financial authorities the power to write down amounts we may be owed on hedging agreements with counterparties subject to such laws and regulations and/or require that we accept equity interests in such counterparties in lieu of cash in satisfaction of such amounts), which we refer to collectively as “Foreign Regulations” which may apply to our transactions with counterparties subject to such Foreign Regulations.  The Dodd-Frank Act, the rules which have been adopted and not vacated, and, to the extent that a Position Limit Rule is ultimately effected, such rule could significantly increase the cost of our derivative contracts, materially alter the terms of our derivative contracts, reduce the availability of derivatives to us that we have historically used to protect against risks that we encounter in our business, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. The Foreign Regulations could have similar effects. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations and Foreign Regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Tax laws and regulations may change over time, including the elimination of federal income tax deductions currently available with respect to oil and gas exploration and development.

Tax laws and regulations are highly complex and subject to interpretation, and the tax laws and regulations to which we are subject may change over time. Our tax filings are based upon our interpretation of the tax laws in effect in various jurisdictions at the time that the filings were made. If these laws or regulations change, or if the taxing authorities do not agree with our interpretation of the effects of such laws and regulations, it could have a material adverse effect on our business and financial condition.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reforms the Code. The Tax Act, among other things, (i) permanently reduces the U.S. corporate income tax rate, (ii) repeals the corporate alternative minimum tax, (iii) eliminates the deduction for certain domestic production activities, (iv) imposes new limitations on the utilization of net operating losses, and (v) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense, which may impact the taxation of oil and gas companies. The Tax Act is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment will have on us. The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued, and any such changes in our interpretations or assumptions could have an adverse effect on our business, results of operations, and financial condition.

In past years, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current expensing of intangible drilling and development costs; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. While these specific changes are not included in the Tax Act, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of such U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-U.S. taxes (including the imposition of, or increases in production, severance or similar taxes) could have a material adverse effect on our business, financial condition and results of operations by increasing the after‑tax costs we incur which would in turn make it uneconomic to drill some locations if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

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

For example, we recently settled or had dismissed, as applicable, derivative lawsuits initiated in 2013, which are discussed in more detail below in “Item 3. Legal Proceedings” and in “Item 8. Financial Statements and Supplementary Data — Note 15, Commitments and Contingencies.”

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

Finally, in connection with our initial public offering (“IPO”), we entered into several agreements with members of the Sanchez Group. In addition, at the closing of the Comanche Acquisition, we entered into management services agreements with SOG for it to perform various management service functions for SN UnSub and Blackstone and/or their affiliates. These agreements were made in the context of a related party transaction. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

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

Certain services required by us for the operation of our business, including general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals, are provided by SOG pursuant to the Services Agreement. The services provided under the Services Agreement commenced on the date that the IPO closed and had an initial term of five years. The term automatically extends for additional 12‑month periods and is terminable by either party at any time upon 180 days’ written notice. See “Corporate Governance—Compensation Committee” in the proxy statement for the 2017 annual meeting of stockholders. While these services are being provided to us by SOG, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them is limited. After the expiration or termination of this agreement, we may not be able to replace these services or enter into appropriate third‑party agreements on terms and conditions, including cost, comparable to those that we will receive from SOG under our agreements with SOG.

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

Our industry is cyclical and third party oilfield materials, service and supply costs are also subject to supply and demand dynamics. During periods of decreasing levels of industry exploration and production, such as occurred in 2015 and 2016, the demand for, and cost of, drilling rigs and oilfield services decreases. Conversely, during periods of increasing levels of industry activity, the demand for, and cost of, drilling rigs and oilfield services increase.

In the second half of 2016 and 2017, we witnessed a modest improvement in commodity prices. If this trend continues, and if the commodity price recovery is robust, we expect industry exploration and production activities to increase, resulting in higher demand for oilfield services and supplies, which could result in sector price inflation. In addition, the costs of such items could increase and their availability may become limited, particularly in basins of relatively higher activity.

A portion of our total outstanding shares is held by members of the Sanchez Group and may be sold into the market at any time. In addition, Blackstone and GSO (or their affiliates) received a substantial number of our securities in connection with the Comanche Acquisition. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As of February 23, 2018, members of the Sanchez Group owned, in the aggregate, approximately 14.2% of our outstanding common stock. These shares are generally eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act, if then applicable. In addition, at the closing of the Comanche Acquisition, we issued approximately 1.5 million shares of common stock to GSO and warrants to purchase approximately 1.9 million and 6.5 million shares of common stock, at an exercise price of $10.00 per share, to GSO and three affiliates of Blackstone, respectively, resulting in GSO and such Blackstone affiliates owning approximately 4.6% and 7.7% of our common stock, respectively, assuming that the warrants were fully exercised as of February 23, 2018. Following the conclusion of a two-year lockup period, shares of common stock issued pursuant to these warrants will be eligible for resale in the public markets, subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act, if then applicable. In addition, under certain circumstances, members of the Sanchez Group, GSO and such Blackstone affiliate have the right to require us to register the resale of their shares. Moreover, we have registered all of the shares of our common stock that we may issue under our employee benefit plans and there were an additional 8,251,002 shares available for future issuance to our directors, officers and employees as restricted stock or stock option awards pursuant to our Third Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”) as of December 31, 2017.  These shares can be freely sold in the public market upon issuance unless, pursuant to their terms, these stock awards have transfer restrictions attached to them or are held by our affiliates, in which event such shares may be sold subject to the volume, manner of sale and other limitations under Rule 144 of the Securities Act, if then applicable. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The information required by Item 2 is contained in Item 1. Business.

Item 3.  Legal Proceedings

The information required by this Item is set forth in “Item 8. Financial Statements and Supplementary Data —Note 15, Commitments and Contingencies.”

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity.  Shares of our common stock are traded on the NYSE under the symbol “SN.” The following table sets forth the reported high and low sales prices of our common stock as reported by the NYSE for the periods indicated:

	Common Stock
	High	Low
2017:
First Quarter	$14.24	$8.41
Second Quarter	$9.76	$5.91
Third Quarter	$7.48	$4.04
Fourth Quarter	$5.60	$3.75

	Common Stock
	High	Low
2016:
First Quarter	$6.35	$2.06
Second Quarter	$9.83	$4.84
Third Quarter	$9.49	$5.64
Fourth Quarter	$10.14	$5.90

On February 23, 2018, the last sale price of our common stock, as reported on the NYSE, was $3.72 per share.

Holders.  The number of holders of record of our common stock was approximately 245 on February 23, 2018, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Preferred Dividends.  We pay preferred dividends quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when and if declared by the Company’s board of directors on our Series A Convertible Perpetual Preferred Stock (“Series A Preferred Stock”) in the amount of 4.875%, and Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) in the amount of 6.50%. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. As of December 31, 2017, we have paid approximately $56.8 million in dividends to holders of our Series A and Series B Preferred Stock since their respective issuances. The dividends accrued for the period from April 1 to July 31, August 1 to September 30, and October 1 to December 31, 2016, were declared by the Board and paid with the Company’s common stock. Additionally, the dividends accrued for the period from January 1 to March 31, April 1 to July 31, August 1 to September 30, and October 1 to December 31, 2017, were declared by the Board and paid with the Company’s common stock.

We have not paid any cash dividends on our common equity since our inception. Although our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities, we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. In addition, covenants contained in our amended and restated credit facility, future credit facilities we may enter into, our indentures and the certificates of designations for our preferred stock restrict our ability to pay dividends on our common stock and the DGCL permits payment of dividends only out of a corporation’s surplus, which is defined as the excess of net assets (total assets less total liabilities) over a corporation’s capital as determined under the DGCL. We currently intend to retain future earnings to finance current operations and the future expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth certain information as of December 31, 2017 regarding the LTIP. The LTIP was approved by our stockholders on May 24, 2016, which increased the number of the shares of our common stock available for incentive awards pursuant to the LTIP’s predecessor, which was approved by our stockholders on May 21, 2015.

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities to be	Weighted-Average	For Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category:
Equity Compensation Plans Approved by Stockholders	—	N/A	8,251,002	(1)
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	8,251,002

(1)The maximum number of shares that may be delivered pursuant to the LTIP is limited to 17,239,790 shares plus an automatic increase equal to the lesser of (A) 15% of such issuance of additional shares of common stock and (B) such lesser number of shares of common stock as determined by our board of directors and compensation committee; provided, however, that shares withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP.

Recent Sales of Unregistered Securities.  All sales of unregistered securities within the last fiscal year have been previously reported in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

Repurchases of Equity Securities.  Neither we nor any “affiliated purchaser” repurchased any of our equity securities in the quarter ended December 31, 2017.

Comparative Stock Performance

The performance graph below compares the cumulative total stockholder return for our common stock to that of the Standard and Poor’s, or S&P, 500 Index and the S&P 500 Oil & Gas Exploration and Production Index for the period from December 31, 2012 to December 31, 2017. “Cumulative total return” means the change in share price during the measurement period divided by the share price at the beginning of the measurement period. The graph assumes an investment of $100 was made in the Company’s common stock and in each of the S&P 500 Index and the S&P 500 Oil & Gas Exploration and Production Index at the closing market price on December 31, 2012.

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

Item 6.  Selected Financial Data

The selected financial data table below shows our historical consolidated financial data as of and for each of the five years in the period ended December 31, 2017. The selected financial data is derived from our audited historical financial statements.

The selected financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10‑K. Financial information for 2017 and prior years has been recast to reflect retrospective application of the successful efforts method of accounting. See “Item 8. Financial Statements and Supplementary Data – Note 2. Basis of Presentation and Summary of Significant Accounting Policies.” Factors that materially affect the comparability of this information are disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
REVENUES:
Oil sales	$400,045	$241,766	$307,971	$538,887	$290,322
Natural gas liquids sales	171,139	81,744	69,011	66,989	13,013
Natural gas sales	169,147	107,816	98,797	60,188	11,085
Total revenues	740,331	431,326	475,779	666,064	314,420
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	244,461	155,660	154,672	93,581	35,669
Production and ad valorem taxes	36,615	19,633	26,870	37,787	17,334
Exploration expenses	5,755	403	1,982	4,238	4,852
Depreciation, depletion, amortization and accretion	177,078	147,485	264,379	282,193	134,876
Impairment of oil and natural gas properties	39,574	47,381	723,971	1,060,328	16,668
General and administrative (1)	144,401	110,081	74,160	63,692	47,951
Total operating costs and expenses	647,884	480,643	1,246,034	1,541,819	257,350
Operating income (loss)	92,447	(49,317)	(770,255)	(875,755)	57,070
Other income (expense):
Interest income	836	856	442	193	187
Other income (expense)	11,102	134	(2,605)	96	(75)
Gain on disposal of assets	81,955	85,322	—	—	—
Interest expense	(140,163)	(126,973)	(126,399)	(89,800)	(30,934)
Earnings from equity investments	779	3,466	—	—	—
Net gains (losses) on commodity derivatives	(6,100)	(53,149)	172,886	137,205	(16,938)
Total other income (expense)	(51,591)	(90,344)	44,324	47,694	(47,760)
Income (loss) before income taxes	40,856	(139,661)	(725,931)	(828,061)	9,310
Income tax benefit (expense)	2,336	(1,825)	(158)	—	—
Net income (loss)	43,192	(141,486)	(726,089)	(828,061)	9,310
Less:
Preferred stock dividends	(15,948)	(15,948)	(16,008)	(33,590)	(18,525)
Preferred unit dividends and distributions	(44,259)	—	—	—	—
Preferred unit amortization	(18,039)	—	—	—	—
Net income allocable to participating securities(2)(3)	—	—	—	—	—
Net loss attributable to common stockholders	$(35,054)	$(157,434)	$(742,097)	$(861,651)	$(9,215)
Net loss per common share - basic and diluted	$(0.46)	$(2.67)	$(12.97)	$(16.46)	$(0.25)
Weighted average number of shares used to calculate net loss attributable to common stockholders - basic and diluted (4)	75,608	58,900	57,229	52,338	36,379

(1)Includes non-cash stock based compensation expense of $22.9 million, $25.0 million, $14.8 million, $12.8 million and $17.8 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Also includes acquisition and divestiture costs of $30.5 million, $8.4 million, $3.8 million, $1.8 million and $4.1 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)The Company’s restricted shares of common stock are participating securities.

(3)For the years ended December 31, 2017, 2016, 2015 and 2014 no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(4)The year ended December 31, 2017 excludes 2,755,893 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company’s Series A Preferred Stock and Series B Preferred Stock and 100,000 contingently issuable shares from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The year ended December 31, 2016 excludes 2,113,462 shares of weighted average restricted stock and 12,554,481 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2015 excludes 2,663,010 shares of weighted average restricted stock and 12,529,314 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti-dilutive. The year ended December 31, 2014 excludes 1,732,888 shares of weighted average restricted stock and 13,527,738 shares of common stock resulting from an assumed conversion of the Company’s Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive. The year ended December 31, 2013 excludes 757,963 shares of weighted average restricted stock and 14,979,225 shares of common stock resulting from an assumed conversion of the Company’s Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted earnings per common share as these shares were anti‑dilutive.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Working capital	$(111,730)	$376,901	$490,205	$412,798	$54,061
Total assets (1)	$2,470,635	$1,332,211	$1,440,669	$2,162,146	$1,592,701
Long term debt, net of premium, discount and debt issuance costs(1)	$1,930,683	$1,712,767	$1,705,927	$1,698,095	$573,452
Total stockholders' equity (deficit)	$(469,140)	$(683,982)	$(559,483)	$167,735	$831,725

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash Flow Data:
Net cash provided by operating activities(1)	$292,089	$182,754	$270,576	$411,714	$184,682
Net cash used in investing activities	$(1,382,800)	$(108,234)	$(292,349)	$(1,357,026)	$(1,088,533)
Net cash provided by (used in) financing activities(1)	$773,228	$(7,651)	$(16,893)	$1,265,495	$1,007,033

(1)

As a result of the adoption of ASU No. 2016-09 on a retrospective basis as of the quarter ended March 31, 2017, the net cash provided by operating activities and net cash provided by (used in) financing activities as of December 31, 2016, 2015, 2014 and 2013 were reduced by approximately $1.9 million, $0.5 million, $0.6 million and $0.2 million, respectively. These retrospective changes are reflected in the net cash provided by operating activities and net cash provided by (used in) financing activities amounts in the table above. See further discussion on the adoption of ASU 2016-09 in “Item 8. Financial Statements and Supplementary Data — Note 2, Basis of Presentation and Summary of Significant Accounting Policies.”

Non‑GAAP Financial Measures

PV-10

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

The following table provides a reconciliation of PV‑10 to the Standardized Measure at December 31, 2017 for our proved reserves (in millions):

Proved
Reserves

PV-10	$1,886.1
Present value of future income taxes discounted at 10%	—
Standardized Measure (1)	$1,886.1

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

Less:

•	Stock-based compensation expense; and

•	Certain costs related to acquisitions and divestitures.

The following table presents a reconciliation of our G&A to Adjusted G&A (in thousands, except per Boe data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per Boe data)
General and administrative expense	$144,401	$110,081	$74,160	$63,692	$47,951
Stock-based compensation expense included in G&A	22,909	24,961	14,831	12,843	17,751
Acquisition and divestiture costs included in G&A	30,527	8,404	3,814	1,808	4,129
Adjusted G&A	$90,965	$76,716	$55,515	$49,041	$26,071

Average unit costs per Boe:
General and administrative expense	$5.63	$5.64	$3.87	$5.72	$12.39
Stock-based compensation expense included in G&A	$0.89	$1.28	$0.77	$1.15	$4.58
Acquisition and divestiture costs included in G&A	$1.19	$0.43	$0.20	$0.16	$1.07
Adjusted G&A per Boe	$3.55	$3.93	$2.90	$4.41	$6.74

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

Our estimated proved reserve information as of December 31, 2017 contained in this Annual Report on Form 10-K is based on a report prepared by Ryder Scott, our independent reserve engineers.

Certain items in our discussion below are forward-looking statements. These forward looking statements involve risks and uncertainties. A number of factors could cause actual results to differ materially from those implied or expressed in such forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

Sanchez Energy Corporation, a Delaware corporation formed in 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential in the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the TMS in Mississippi and Louisiana, which offers potential future development opportunities. As of December 31, 2017, we have assembled approximately 487,000 gross leasehold acres (285,000 net acres) in the Eagle Ford Shale.

For the year 2018, we plan to invest substantially all of our 2018 capital budget in the Eagle Ford Shale. We continually evaluate opportunities to grow our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on the opportunities and the financing alternatives available to us at the time we consider such opportunities.

For further discussion of our business, including a description of various acquisitions completed during the periods presented in the consolidated financial statements, refer to “Item 1. Business—Overview.”

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP.

Our Properties

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of December 31, 2017, we have assembled approximately 487,000 gross leasehold acres (285,000 net acres) and have over 8,000 gross (3,700 net) specifically identified locations for potential future drilling. As of December 31, 2017, approximately 748 of these gross drilling locations represented proved undeveloped reserves. These locations were developed using existing geologic and engineering data. The approximately 7,252 additional gross drilling locations are specifically identified non-proven locations that have been identified by our management team. Although these approximate 7,252 gross additional non-proven locations are determined using the same geologic and engineering methodology as those locations to which proved reserves are attributed, they fail to satisfy all criteria for proven reserves for reasons such as development timing, economic viability at SEC pricing, and production volume certainty. In evaluating and determining those locations, we also considered the availability of local infrastructure, drilling support assets, property restrictions and state and local regulations. The locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors, and may differ from the locations currently identified. See Item 1A. Risk Factors – “Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.”

For further discussion of our properties, including a description of recent well results in our core operating areas, refer to “Item 1. Business—Core Properties.”

Recent Developments

Comanche Integration

Integration of the Comanche Assets continued during the fourth quarter 2017.  As of December 31, 2017, we had brought 147 gross wells on-line since we closed the transaction on March 1, 2017, including 64 wells during the fourth quarter, 41 wells during the third quarter, and 42 wells during the second quarter.  In addition, there are currently 71 wells awaiting completion within the Comanche Assets.  With the Comanche Assets strategically located adjacent to our existing Catarina assets, and in close proximity to our Maverick operations, we anticipate substantial and continuing operating synergies and other benefits arising from the scale and concentration of our expanded Eagle Ford position.  We believe our continued focus on the Western Eagle Ford, expertise at multi-bench development and efficient cost structure provide us with opportunities to create significant value from the Comanche Assets.

Conversion from Full Cost to Successful Efforts

During the fourth quarter of 2017, we changed from the full cost method to the successful efforts method in accounting for oil and gas exploration and development activities. Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 932 “Extractive Activities – Oil and Gas.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an acceptable alternative, the successful efforts method of accounting is the generally preferred method under U.S. GAAP and is more widely used in the industry such that the change improves the comparability of the Company’s financial statements to its peers.  Changing to the successful efforts method of accounting is expected to provide greater transparency in results of our assets, enhance operating decision making and capital allocation processes and eliminate proved property impairments based on historical prices, which are not indicative of fair value of our assets.  In general, under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. Successful efforts also provides for the assessment of potential property impairments under Accounting Standards Codification (ASC) 360 “Property, Plant, and Equipment” by comparing the net carrying value of oil and gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and gas properties exceeded a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method.

Issuance of 2023 Secured Notes

On February14, 2018, we issued $500 million in aggregate principal amount of 7.25% Senior Secured Notes.  Interest on the 2023 Secured Notes accrues from February 14, 2018 at the rate of 7.25% per annum, payable semiannually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2018.  The notes and the note guarantees are our and our subsidiary guarantor’s general first lien secured obligations.  The 7.25% Senior Secured Notes will mature on February 15, 2023, unless on October 10, 2022 either (i) some or all of our 6.125% Notes (as defined in “Item 8. Financial Statements and Supplementary Data – Note 6. Debt”) are still outstanding and have not been defeased or (ii) we or any of our restricted subsidiaries have any outstanding indebtedness that was used to purchase, repurchase, redeem, defease or otherwise acquire or retire for value our 6.125% Notes, and such indebtedness under this clause (ii) has a final maturity date that is earlier than May 17, 2023, in which case either of clause (i) or clause (ii), the 7.25% Senior Secured Notes will mature on October 14, 2022. The 7.25% Senior Secured Notes are secured by first-priority liens on substantially all of our subsidiary guarantor’s assets. The 7.25% Senior Secured Notes are effectively junior to any obligations under our amended and restated credit facility and obligations under any hedging arrangements and cash management arrangements permitted to be secured on a first lien basis under our amended and restated credit facility, to the extent of the value of the collateral securing such obligations. See “Item 8. Financial Statements and Supplementary Data — Note 6, Debt” and “ – Note 20, Subsequent Events.”

Amended and Restated Credit Facility

On February 14, 2018, we amended and restated our revolving credit facility (our “amended and restated credit facility”) with RBC Capital Markets, LLC, as arranger, and Royal Bank of Canada, as agent and revolver lender (“RBC”).  Our amended and restated credit facility provides for a $25 million first lien, “first-out” senior secured working capital and letter of credit facility. Availability under our amended and restated facility is at all times subject to customary conditions. The obligations under our amended and restated credit facility are guaranteed by all of our restricted subsidiaries that guarantee the Senior Notes and 7.25% Senior Secured Notes, and together with the 7.25% Senior Secured Notes, are secured by first-priority liens on substantially all of our and any subsidiary guarantor’s assets.  Although pari passu in right of payment with the 7.25% Senior Secured Notes, the obligations under our amended and restated credit facility and specified hedging and cash management obligations have, pursuant to the terms of a collateral trust agreement, “first-out” status as to proceeds of the shared collateral and thus the 7.25% Senior Secured Notes are, to the extent of the value of the collateral, effectively junior to the obligations under our amended and restated credit facility and obligations under such hedging arrangements and cash management arrangements.  See “Item 8. Financial Statements and Supplementary Data — Note 6. Debt.”

2018 Capital Program

Our 2018 capital budget of $420 to $470 million is focused on the development of our approximately 285,000 net acres in the Eagle Ford Shale. In 2018, we plan to invest approximately $407 million to $437 million, or 100%, of our drilling and completion budget to complete 196 gross (87 net) Eagle Ford Shale wells.  We also plan to invest $13 million to $33 million for facilities, leasing and seismic activities. This 2018 capital budget represents a decrease of approximately $100 million (at the midpoint) when compared to 2017 capital spending. The decrease in our 2018 capital budget is attributable to reduced activity levels in the Maverick and Palmetto assets, with similar capital allocation to the Catarina assets and SN Comanche Assets.

The following table presents summary data for each of our project areas as of December 31, 2017 as well as our drilling and completion budget for 2018 fiscal year:

		Average	Identified Drilling Locations (2)		2018 Capital Expenditure Budget
	Net Acreage	Working Interest (1)	Gross	Net	Net Wells Spud	Net Wells Completed	Capital (in millions)	% of Operating Capital
Catarina	106,000	100%	1,168	1,168	44	44	$ 205 - $ 215	50%
Comanche EF (4)	61,000	24%	5,364	1,300	33	19	$ 145 - $ 150	34%
Comanche - DUCs	-	21%	-	-	-	21	$ 40-$ 45	11%
Maverick	110,000	96%	1,057	1,016	3	3	$15 - $25	5%
Palmetto (3)	7,600	49%	443	217	1	-	$2	0%
Total Eagle Ford (5)	284,600	59%	8,032	3,701	81	87	$407 - $437	100%
TMS	37,000	100%	116	116	-	-	-	0%
Comanche - Pearsall	16,100	25%	1,555	382	-	-	-	0%
Other	4,700	25%	-	-	-	-	-	0%
Total	342,400	60%	9,703	4,199	81	87	$407 - $437	100%
Facilities, Leasing and Seismic							$13 - $33	0%
Total Capital Budget							$420 - $470	100%

(1)Average working interests reflect the Company’s average working interests in the leases it holds.

(2)As of December 31, 2017, we have over 8,000 gross (3,700 net) specifically identified locations for potential future drilling. As of December 31, 2017, approximately 748 of these gross drilling locations represented proved undeveloped reserves. These locations were developed using existing geologic and engineering data. The approximately 7,252 additional gross drilling locations are specifically identified non-proven locations that have been identified by our management team.

(3)  The Palmetto area is not operated by the Company or its affiliates.

(4)  SN Comanche Assets excluding approximately 16,100 net acres of deep rights only, which includes the Pearsall Shale.

(5)  Approximately 40% of our net drilling locations in the Comanche EF area are held by SN UnSub.

Outlook

Commodity and capital markets have shown signs of improvement, however, we continue to manage our business for the potential of ongoing commodity price volatility. This volatility has significantly influenced our industry and operating environment in the past, and we believe it will in the future. We face continued uncertainty with respect to the demand for our products, commodity prices, service availability and costs, and our ability to fund capital projects. We continue to evaluate the possibility of certain non-core divestitures to improve liquidity and actively manage our portfolio and returns. We also reduced our 2018 capital budget by approximately $100 million, as compared to 2017, to better balance cash flows and focus on our highest return projects.

Based on current market prices and various production and cost assumptions, we believe internally generated cash flows and cash on hand at year-end 2017 combined with incremental cash raised from the February 14, 2018 issuance of the 7.25% Senior Secured Notes, as previously described, will be sufficient to fund our anticipated operating needs, debt service obligations, capital expenditures, and commitments and contingencies over a three-year planning horizon. We continuously evaluate our capital spending, operating and funding activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program and related financing plans as warranted. In addition, we continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

The average oil price (WTI Cushing) used in the SEC pricing methodology for calculating the PV-10 and Standardized Measures, calculated as the unweighted arithmetic average of the first day of the month price for each month within the 12 month period ended December 31, 2017 was $51.34 per barrel and the average natural gas price, at

Henry Hub, and calculated in the same manner, was $2.98 per MMBtu. At these price levels, SEC prices for oil and natural gas have increased approximately 20% and 20%, respectively, since December 31, 2016, and have increased approximately 3% and decreased approximately 1%, respectively, since September 30, 2017. Oil and natural gas prices experienced a significant drop in late 2014 and 2015. Prices recovered in 2016 and 2017, but still remain at levels lower than previously seen before the decline began in 2014. Crude oil prices declined from an average of $93.26 per Bbl in 2014 to $50.88 per Bbl in 2017 and natural gas prices declined from an average of $4.39 per MMBtu in 2014 to $2.99 per MMBtu in 2017.

Results of Operations

Revenue and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

				Increase (Decrease)
	Year Ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$	%	$	%
Net Production:
Oil (MBbl)	8,217	6,370	7,165	1,847	29%	(795)	(11)%
Natural gas liquids (MBbl)	8,342	5,960	5,754	2,382	40%	206	4%
Natural gas (MMcf)	54,651	43,189	37,594	11,462	27%	5,595	15%
Total oil equivalent (MBoe)	25,667	19,529	19,184	6,138	31%	345	2%

Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$48.69	$37.95	$42.98	$10.74	28%	$(5.03)	(12)%
Natural gas liquids ($ per Bbl)	20.52	13.72	11.99	6.80	50%	1.73	14%
Natural gas ($ per Mcf)	3.10	2.50	2.63	0.60	24%	(0.13)	(5)%
Oil equivalent ($ per Boe)	$28.84	$22.09	$24.80	$6.75	31%	$(2.71)	(11)%

Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$50.12	$55.37	$60.28	$(5.25)	(9)%	$(4.91)	(8)%
Natural gas liquids ($ per Bbl)	20.52	13.72	11.99	6.80	50%	1.73	14%
Natural gas ($ per Mcf)	3.12	3.07	3.12	0.05	2%	(0.05)	(2)%
Oil equivalent ($ per Boe)	$29.36	$29.03	$32.23	$0.33	1%	$(3.20)	(10)%

REVENUES(1):
Oil sales	$400,045	$241,766	$307,971	$158,279	65%	$(66,205)	(21)%
Natural gas liquids sales	171,139	81,744	69,011	89,395	109%	12,733	18%
Natural gas sales	169,147	107,816	98,797	61,331	57%	9,019	9%
Total revenues	$740,331	$431,326	$475,779	$309,005	72%	$(44,453)	(9)%

(1)	Excludes the realized impact of derivative instruments.

(2)	Includes the realized impact of derivative instruments.

Net Production.  Net production increased from 19,529 MBoe in 2016 to 25,667 MBoe in 2017 mainly due to production from the Comanche area wells. The number of gross wells producing at year end and the production for the periods were as follows:

	Year Ended December 31,
	2017		2016		2015
	# Wells	MBoe	# Wells	MBoe	# Wells	MBoe
Comanche	1,582	9,089	—	—	—	—
Catarina	389	14,389	333	15,847	287	13,905
Maverick	63	1,477	36	888	24	409
Cotulla	—	30	49	1,279	121	2,107
Palmetto	84	346	76	511	72	874
Marquis	—	304	103	958	103	1,816
TMS / Other	47	32	14	46	14	73
Total	2,165	25,667	611	19,529	621	19,184

In 2017, 32% of our production was oil, 33% was NGLs and 35% was natural gas compared to 2016 production that was 33% oil, 30% NGLs and 37% natural gas. In 2015, 37% of our production was oil, 30% NGLs and 33% natural gas. The production mix is relatively consistent between the periods due to the similar proportion of oil, NGLs and natural gas production from our producing properties.

Revenues.  Sales revenue for oil, NGLs and natural gas totaled approximately $740.3 million, $431.3 million, and $475.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Sales revenue for oil, NGLs and natural gas for the year ended December 31, 2017 increased  $158.3 million, $89.4 million and $61.3 million, respectively, as compared to the year ended December 31, 2016.

The following tables provide an analysis of the impacts of changes in average realized prices and production volumes between the periods on our revenues from the year ended December 31, 2016 to the year ended December 31, 2017 (in thousands, except average sales price). The increase in revenue from the year ended December 31, 2016 to the year ended December 31, 2017 is primarily attributable to the increase in commodity prices and an increase in production volume.

	2017	2016	Production	2016	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	8,217	6,370	1,847	$37.95	$70,063
Natural gas liquids (MBbl)	8,342	5,960	2,382	$13.72	$32,668
Natural gas (MMcf)	54,651	43,189	11,462	$2.50	$28,610
Total oil equivalent (MBoe)	25,667	19,529	6,138	$22.09	$131,341

	2017	2016		2017	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$48.69	$37.95	$10.74	8,217	$88,216
Natural gas liquids (MBbl)	$20.52	$13.72	$6.80	8,342	$56,727
Natural gas (MMcf)	$3.10	$2.50	$0.60	54,651	$32,721
Total oil equivalent (MBoe)	$28.84	$22.09	$6.75	25,667	$177,664

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the year ended December 31, 2017 by approximately $74.0 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the year ended December 31, 2017 by approximately $74.0 million.

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

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the year ended December 31, 2016 by approximately $43.1 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the year ended December 31, 2016 by approximately $43.1 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands except percentages):

				Increase (Decrease)

	Year Ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$	%	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$244,461	$155,660	$154,672	$88,801	57%	$989	1%
Production and ad valorem taxes	36,615	19,633	26,870	16,982	86%	(7,237)	(27)%
Exploration expenses	5,755	403	1,982	5,352	1,328%	(1,579)	(80)%
Depreciation, depletion, amortization and accretion	177,078	147,485	264,379	29,593	20%	(116,894)	(44)%
Impairment of oil and natural gas properties	39,574	47,381	723,971	(7,807)	(16)%	(676,590)	(93)%
General and administrative (1)	144,401	110,081	74,160	34,320	31%	35,921	48%
Total operating costs and expenses	647,884	480,643	1,246,034	167,241	35%	(765,390)	(61)%

Interest income and other income (expense)	11,938	990	(2,163)	10,948	*	3,153	(146)%
Gain on sale of oil and natural gas properties	81,955	85,322	—	(3,367)	(4)%	85,322	*
Interest expense	(140,163)	(126,973)	(126,399)	13,190	(10)%	574	(0)%
Earnings from equity investments	779	3,466	—	2,687	78%	(3,466)	*
Net gains (losses) on commodity derivatives	(6,100)	(53,149)	172,886	47,049	(89)%	(226,035)	(131)%
Income tax benefit (expense)	2,336	(1,825)	(158)	4,161	(228)%	(1,667)	*

*Not meaningful.

(1)

Includes non-cash stock-based compensation expense of $22.9 million, $24.9 million and $14.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and includes acquisition and divestiture costs of $30.5 million, $8.4 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties. Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 57% to $244.5 million for the year ended December 31, 2017, as compared to $155.7 million for the same period in 2016 and $154.7 million for the same period in 2015. The increase in oil and natural gas production expenses from 2015 to 2017 is primarily attributable to our increased production activities in the Eagle Ford Shale as a result of increased operating activity related to the wells in the Comanche area, acquired in 2017, and increased drilling in our Catarina acreage, acquired in 2014. Our average production expenses increased from $7.97 per Boe during the year ended December 31, 2016 to $9.52 per Boe for the year ended December 31, 2017. This increase was due primarily to the increase in marketing and transportation costs related to contracts signed in connection with the Comanche Acquisition and the increase in gathering and transportation costs associated with the Gathering Agreement related to the Western Catarina Midstream Divestiture. While we expect our oil and natural gas production expenses to increase as we add producing wells and vendor costs increase, we expect to continue our efficient operation of our properties.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at fixed rates established by state or local taxing authorities. Ad valorem taxes are paid based upon the appraised fair market value of producing properties using an estimated discounted cash flow approach by a fixed rate established by state or local taxing authorities. Our production and ad valorem taxes totaled $36.6 million, $19.6 million and $26.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The tax increase from 2016 to 2017 is attributable to the increase in revenues of 72% between the periods. In addition, there was an increase in ad valorem taxes from 2016 to 2017 due to the addition of the SN Comanche Assets in March 2017. The tax decrease from 2015 to 2016 was attributable to the decrease in revenues of 9% between the periods and the decrease in appraised property values from the sustained decline in commodity prices and decrease in drilling activity during the period. Our average production and ad valorem taxes increased from $1.01 per Boe during the year ended December 31, 2016 to $1.43 per Boe for the year ended December 31, 2017. This increase in rate is attributable to the increase in property values during 2017 as compared to 2016 due to the rise in commodity prices during the period. In addition, the majority of our horizontal wells are characterized as tight gas wells, which apply a reduced production tax rate after certification from the state regulatory body. Until the Company receives the proper certification, the normal production tax rates are applied to the wells, and once the certification is approved, the reduced rates are applied and tax credits are received from the state. The timing of receipt of the certifications and tax credits vary from well to well.

Depreciation, Depletion and Amortization.  Depletion, depreciation and amortization (“DD&A”) reflects the systematic expensing of the capitalized costs incurred in the acquisition, successful exploration and development of oil and natural gas properties. We use the successful efforts method of accounting and accordingly, we capitalize all costs associated with the acquisition, successful exploration and development of oil and natural gas properties, including unproved and unevaluated property costs. Internal costs are capitalized only to the extent they are directly related to acquisition, exploration and development activities and do not include any costs related to production, selling or general corporate administrative activities. Capitalized costs of oil and natural gas properties are amortized using the units of production method based upon production and estimates of proved oil and natural gas reserve quantities. Unproved and unevaluated property costs are excluded from the amortizable base used to determine DD&A expense.

Our DD&A expense for the year ended December 31, 2017 increased to $177.1 million ($6.90 per Boe) from $147.5 million ($7.55 per Boe) in 2016 and $264.4 million in 2015 ($13.78 per Boe). Higher production in 2017 as compared to 2016 resulted in a $46.4 million increase in depletion expense and the change in depletion rate resulted in an offsetting $16.8 million decrease in depletion expense. Higher production in 2016 as compared to 2015 resulted in a $4.8 million increase in depletion expense and the change in depletion rate resulted in an offsetting $121.6 million decrease in depletion expense.

Impairment of Oil and Natural Gas Properties.  We utilize the successful efforts method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices of our oil and natural gas properties. We recorded impairment of $39.6 million to our unproved oil and natural gas properties for the year ended December 31, 2017 due to a write-down of our TMS acreage to fair value. We recorded impairment of $43.7 million and $23.7 million to our unproved oil and natural gas properties due to acreage abandonment from changes in development plan for the years ended December 31, 2016 and December 31, 2015, respectively. We did not record a proved property impairment during the year ended December 31, 2017. During the year ended December 31, 2016, we recorded a proved property impairment of $3.7 million due to the decline of oil and natural gas prices during the first half of the year. During the year ended December 31, 2015, we recorded a proved property impairment of $700.3 million due to the significant decline in oil and natural gas prices during the year. The impact of lower commodity prices adversely affecting proved reserve values primarily contributed to the proved property impairment. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual impairment analyses in future periods.

General and Administrative Expenses.  Our G&A expenses, totaled $144.4 million for the year ended December 31, 2017 compared to $110.1 million and $74.2 million for the same periods in 2016 and 2015, respectively. This increase was due primarily to additional costs for added personnel at SOG performing services for the Company and for consulting services and increased acquisition and divestiture costs incurred during 2017. Our G&A expenses per Boe were relatively unchanged at $5.64 per Boe for the year ended December 31, 2016 and $5.63 per Boe for the year ended December 31, 2017. Our G&A expenses totaled $110.1 million ($5.64 per Boe) for the year ended December 31, 2016 compared to $74.2 million ($3.87 per Boe) for the same period in 2015. This increase was due primarily to additional costs for added personnel at SOG performing services for the Company.

We recorded non-cash stock‑based compensation expense (settled in common shares) of approximately  $22.9 million ($0.89 per Boe) for the year ended December 31, 2017 as compared to $24.9 million ($1.28 per Boe) for the year ended December 31, 2016. The decrease was due primarily to a decrease in the stock price from period to period offset by the increase in awards made during the year and the associated amortization recognized. We recorded non-cash stock‑based compensation expense of $14.8 million ($0.77 per Boe) for the year ended December 31, 2015. The increase from 2015 to 2016 was due primarily to the increase in awards made during the year and the associated amortization recognized in addition to the increase in the stock price from period to period. The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

We recorded costs associated with significant acquisitions and divestitures that are included in G&A of $30.5 million ($1.19 per Boe) for the year ended December 31, 2017 primarily related to the Comanche Acquisition.  Costs associated with significant acquisitions and divestitures included in G&A for the year ended December 31, 2016 totaled approximately $8.4 million ($0.43 per Boe) primarily related to the Carnero Gathering Disposition, Carnero Processing Disposition, Production Asset Transaction and Cotulla Disposition. Costs associated with significant acquisitions and divestitures included in G&A for the year ended December 31, 2015 totaled approximately $3.8 million ($0.20 per Boe) primarily related to the Palmetto Disposition and the Western Catarina Midstream Divestiture.

Adjusted G&A, excluding non-cash stock‑based compensation expense and acquisition and divestiture costs included in G&A, totaled $91.0 million ($3.55 per Boe), $76.8 million ($3.93 per Boe), and $55.5 million ($2.89 per Boe) for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest Expense.  For the year ended December 31, 2017, interest expense totaled $140.2 million and included $12.6 million in amortization of debt issuance costs. The interest expense incurred during the year ended December 31,

2017 is primarily related to the 7.75% Notes (as defined in “Item 8. Financial Statements and Supplementary Data — Note 6. Debt”) and 6.125% Notes. This is compared to the year ended December 31, 2016, for which interest expense totaled $127.0 million and included $7.8 million in amortization of debt issuance costs and to the year ended December 31, 2015, for which interest expense totaled $126.4 million and included $7.5 million in amortization of debt issuance costs and write‑offs of previously incurred debt issuance costs in connection with the unused senior unsecured bridge facility obtained as part of the Catarina Acquisition that expired.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expenses. During the year ended December 31, 2017, we recognized a net loss of $6.1 million on our commodity derivative contracts, which included net gains of $13.1 million associated with the settlements of commodity derivative contracts, offset by mark to market losses of $19.2 million on unsettled commodity derivative contracts. The mark to market losses were a result of the increase in estimated future commodity prices as compared to the derivative settlement prices. The settlement gains realized during the period were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period. During the year ended December 31, 2016, we recognized a net loss of $53.1 million on our commodity derivative contracts, which included net gains of $135.6 million associated with the settlements of commodity derivative contracts. During the year ended December 31, 2015, we recognized a net gain of $172.9 million on our commodity derivative contracts, which included net gains of $142.5 million associated with the settlements of commodity derivative contracts.

Income tax expense.  For the year ended December 31, 2017, the Company recorded income tax benefit of $2.3 million. Our effective tax rate for the year ended December 31, 2017 was (5.7)% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to the valuation allowance of approximately $258.1 million recorded during the period and the impact to deferred taxes for the change in the federal income tax rate of 35% to 21% of approximately $227.4 million. For the year ended December 31, 2016, the Company recorded income tax expense of $1.8 million. Our effective tax rate for the year ended December 31, 2016 was (1.3)% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to the valuation allowance of approximately $46.2 million recorded during the period. For the year ended December 31, 2015, the Company recorded income tax expense of $0.2 million. Our effective tax rate for the year ended December 31, 2015 was 0.0% as compared to a statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is related to the valuation allowance of approximately $254.6 million recorded during the period.

Liquidity and Capital Resources

As of December 31, 2017, we had approximately $184.4 million in cash and cash equivalents, $250 million in available borrowing capacity at the elected commitment amount under our prior amended and restated credit facility, and $154.5 million in available borrowing capacity under the SN UnSub Credit Agreement, resulting in aggregate liquidity of approximately $588.9 million. For a description of our credit agreements and the indentures covering our Senior Notes in effect as of December 31, 2017, refer to “Item 8. Financial Statements and Supplementary Data — Note 6. Debt.”

The Company recently announced its 2018 budget of approximately $420 million to $470 million, which represents an approximate $100 million reduction from annualized capital spending rates in the prior year. The 2018 budget is focused on lower risk development opportunities and reflects our commitment to financial discipline.

On February 14, 2018, we issued $500 million in aggregate principal amount of the 7.25% Senior Secured Notes and amended and restated our prior revolving credit facility to, among other things, (i) reduce its size from a $350 million borrowing base with a $300 million aggregate commitment amount to a $25 million commitment to provide primarily for working capital and letters of credit, (ii) extend the maturity from 2019 to 2023, (iii) remove all material financial maintenance covenants and (iv) provide for the continued ability to hedge.  See “Item 8. Financial Statements and Supplementary Data – Note 20, Subsequent Events.”

On May 25, 2017, the Company entered into an equity distribution agreement with Citigroup Global Markets Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. and filed with the SEC a prospectus supplement to our shelf registration statement that allows us to issue from time to time shares of our common stock up to an aggregate gross amount of $75 million (the “2017 ATM”). Sales of our common stock, if any, under the 2017 ATM will be made by any method permitted by law deemed to be an “at the market” offering as defined under the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our shares of common stock or to or through a market maker or as otherwise agreed by the Company and the sales agent. As of December 31, 2017, we had not issued any shares of our common stock under the 2017 ATM.

See “Item 8. Financial Statements and Supplementary Data – Note 7, Stockholders’ and Mezzanine Equity” for a description of our other financing activities during fiscal year 2017.

Based on current market prices and various production and cost assumptions, we believe internally generated cash flows and cash on hand at year-end 2017 combined with incremental cash raised from the February 14, 2018 issuance of the 7.25% Senior Secured Notes, as previously described, will be sufficient to fund our anticipated operating needs, debt service obligations, capital expenditures, and commitments and contingencies over a three-year planning horizon. We continuously evaluate our capital spending, operating and funding activities in light of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program and related financing plans as warranted. In addition, we continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

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

Cash Flows

Our cash flows for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,

	2017	2016	2015
Cash Flow Data:
Net cash provided by operating activities	$292,089	$182,754	$270,576
Net cash used in investing activities	$(1,382,800)	$(108,234)	$(292,349)
Net cash provided by (used in) financing activities	$773,228	$(7,651)	$(16,893)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $292.1 million for the year ended December 31, 2017 compared to $182.8 million and $270.6 million for the same periods in 2016 and 2015, respectively. This increase was related to the favorable impact of higher average commodity prices between the periods and an increase in production.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $1,382.8 million for the year ended December 31, 2017 compared to $108.2 million and $292.3 million for the same periods in 2016 and 2015, respectively. Capital expenditures for leasehold and drilling activities for the year ended December 31, 2017 totaled $500.3 million, primarily associated with commencing completions operations on 129 DUCs acquired in the Comanche Acquisition, of which 105 had been brought online. We received a total of $14.3 million for the additional closings of the Cotulla Disposition that occurred in January and April 2017 as well as adjustments on the final settlement statement in September 2017.  We received $44.0 million at the closing of the Marquis Disposition, $12.5 million for the SOII Disposition (as defined in “Item 8. Financial Statements and Supplementary Data – Note 17, Investments”), and an additional $105 million for the Javelina Disposition.  In addition, we invested $18.6 million in other property and equipment during the year ended December 31, 2017.

For the year ended December 31, 2016, we incurred capital expenditures for leasehold and drilling activities of $312.9 million, primarily associated with bringing online 48 gross wells and expanding our acreage and asset development position in the Eagle Ford Shale through leasing. We spent approximately $36.5 million towards equity method investments prior to selling these investments in the Carnero Gathering Disposition and Carnero Processing Disposition for a combined cash inflow of approximately $92.5 million. In addition, we received cash of approximately $153.5 million for the Cotulla Disposition, purchased common units of SNMP for $25 million, and invested approximately $5.4 million in other assets.

For the year ended December 31, 2015, we incurred capital expenditures for leasehold and drilling activities of $654.2 million, primarily associated with bringing online 136 gross wells. We received total cash of approximately $427.6 million for the Palmetto Disposition and the Western Catarina Midstream Divestiture, while spending approximately $50.0 million towards equity method investments (further discussed in Note 17, “Investments”) and $8.0 million for a buyout agreement with Sanchez Resources. In addition, we invested $8.1 million in other assets.

Net Cash Provided by (Used in) Financing Activities.  Net cash flows provided by financing activities totaled $773.2 million for the year ended December 31, 2017 compared to net cash flows used in financing activities of $7.7 million and $16.9 million net cash flows used in financing activities for the same period in 2016 and 2015, respectively.

In association with the Comanche Acquisition in March 2017, we entered into the SN UnSub Credit Agreement and issued the SN UnSub Preferred Units (as defined in “Item 8. Financial Statements and Supplementary Data – Note 7, Stockholders’ and Mezzanine Equity”) for $500 million.  From time to time, the Company has borrowed under our prior revolving credit facility and the SN UnSub Credit Agreement to make acquisitions, fund capital expenditures and provide liquidity for working capital and other general corporate purposes.  As of December 31, 2017, we had outstanding borrowings of $50 million under the prior revolving credit facility and $250 million of the elected commitment amount of $300 million was available for future borrowings.  Further, as of December 31, 2017, we had outstanding borrowings of $175.5 million under the SN UnSub Credit Agreement and approximately $154.5 million of the elected commitment amount of $330 million was available for future borrowings.  In addition, we issued common stock for $135.9 million (net of underwriting discounts of $7.8 million).  We made payments of $46.7 million for deferred financing costs associated with the SN UnSub Credit Agreement and issuance costs for the SN UnSub Preferred Units, collectively.  In addition, we made payments of $1.4 million of employee taxes via withholding shares associated with stock-based compensation, which is considered a financing payment under the accounting guidance of ASU 2016-09.  During the year ended December 31, 2017, we also made payments of $44.3 million for tax distributions to holders of the SN UnSub Preferred Units.  The Partnership Agreement (as defined in “Item 8. Financial Statements and Supplementary Data – Note 7, Stockholders’ and Mezzanine Equity”) provides that tax distributions shall be treated as advances of any amounts holders of the SN UnSub Preferred Units are entitled to receive and shall be offset against any amounts holders of SN UnSub Preferred Units are entitled to receive.

During the year ended December 31, 2016, we made payments of $4.0 million for dividends on our Series A Preferred Stock and Series B Preferred Stock, payments of approximately $1.7 million for deferred financing costs associated with an amendment to the prior revolving credit facility, and payments of approximately $1.9 million of employee taxes via withholding shares associated with stock-based compensation.

During the year ended December 31, 2015, we made payments of $16.0 million for dividends on our Series A Preferred Stock and Series B Preferred Stock.

Commitments and Contractual Obligations

Refer to “Item 8. Financial Statements and Supplementary Data — Note 15, Commitments and Contingencies” for a description of lawsuits pending against the Company.

As of December 31, 2017, our contractual obligations included our Senior Notes, interest expense on our Senior Notes, asset retirement obligations, rent expense for our corporate offices, lease of the Catarina midstream assets and other long-term lease payments. The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Less than 1			More than
	year	1 - 3 years	3 - 5 years	5 years	Total
Senior Notes	$—	$—	$600,000	$1,150,000	$1,750,000
SN UnSub Credit Agreement	—	—	175,500	—	175,500
Second Amended and Restated Credit Agreement	—	50,000	—	—	50,000
Non-Recourse Subsidiary Term Loan	382	757	3,025	—	4,164
SR Credit Agreement	23,996	—	—	—	23,996
Interest expense(1)	116,938	327,563	70,438	35,218	550,157
Asset retirement obligations(2)	—	—	—	36,098	36,098
Office rent(3)	6,957	21,112	22,190	30,869	81,128
Midstream assets lease(4)	43,566	56,001	—	—	99,567
Transportation commitments(5)	104,669	203,566	158,538	274,314	741,087
Other leases(6)	903	1,805	1,805	451	4,964
Total	$297,411	$660,804	$1,031,496	$1,526,950	$3,516,661

(1)	Represents estimated interest payments that will be due under the $600 million 7.75% Notes and $1,150 million 6.125% Notes that will mature on June 15, 2021 and January 15, 2023, respectively.

(2)

Amounts represent the present value of our estimate of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See “Item 8. Financial Statements and Supplementary Data — Note 13, Asset Retirement Obligations.”

(3)	Represents payments due for leasing corporate office space in Houston, Texas. The lease began on November 1, 2014 and continues until March 31, 2025.

(4)

Represents payments due with respect to firm commitment oil and natural gas volumes under the Gathering Agreement related to the Western Catarina Midstream Divestiture. As part of this sale, the Gathering Agreement represents an operating lease of the Catarina midstream assets. The firm commitment term under the Gathering Agreement commenced on October 14, 2015 and continues until October 13, 2020.

(5)	See “Transportation Commitments” section below, which excludes the Gathering Agreement discussed above.

(6)

Represents payments due for an acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas which commenced on March 1, 2014 and continues until February 28, 2024. The lease agreement includes a contractual requirement for the Company to spend a minimum of $4 million to make permanent improvements over the ten year life of the lease. The lease agreement does not specify the timing for such improvements to be made within the lease term. The Company has the right to terminate the lease obligation without penalty at any time with nine months advance written notice and payment of any accrued leasehold expenses.

Transportation Commitments

As of December 31, 2017, in our Catarina area, we have two additional contracts that require us to deliver portions of our natural gas, with delivery requirements through 2021 and 2022, respectively. Under our contract expiring in 2021, we are required to deliver approximately 63 Bcf of natural gas. Under our contract expiring in 2022, we are required to deliver approximately 201 Bcf of natural gas.

We, as the operator, on behalf of ourselves and the other working interest partners, are party to three contracts that require us to deliver portions of our natural gas, with delivery requirements through 2021, 2023, and 2033, respectively. Under the contract expiring in 2021, we are required to deliver approximately 24 Bcf of natural gas. Under the contract expiring in 2023, we are required to deliver approximately 147 Bcf of natural gas. Under the contract expiring in 2033, we are required to deliver approximately 287 Bcf of natural gas.

We, as the operator, on behalf of ourselves and the other working interest partners, are party to one contract that require us to deliver portions of our NGLs. This contract expires in 2023 and requires us to deliver approximately 15 MMBbls of NGLs.

We, as the operator, on behalf of ourselves and the other working interest partners, are party to one contract that require us to deliver portions of our oil. This contract expires in 2020 and requires us to deliver approximately 5 MMBbls of oil.

In addition, as is common in our industry, we are party to certain gathering agreements that obligate us to deliver a specified volume of production over a defined time horizon.  We, as the operator, on behalf of ourselves and the other working interest partners, are party to two gathering agreements that require us to deliver variable monthly quantities through 2034.  Gross volumes under these contracts peak at approximately 63,000 Bbl per day (approximately 14,800 Bbl per day net) of crude oil and condensate in 2020 and 430,000 Mcf per day (approximately 101,400 Mcf per day net) of natural gas in 2022, and then decrease annually thereafter through the end of the contracts.

Development Commitments

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

In the Comanche area, we have a drilling obligation that, in addition to other requirements in the leases that must be adhered to in order to maintain our acreage position, requires us to complete and equip 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022.  Up to 30 wells completed and equipped in excess of the annual 60 well requirement can be carried over to satisfy part of the 60 well requirement in subsequent annual periods on a well-for-well basis. For the year 2018, our current capital budget and plans include the drilling of at least the minimum number of wells to maintain access to such undeveloped acreage in the Comanche area.

Off‑Balance Sheet Arrangements

As of December 31, 2017, we did not have any off‑balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data — Note 2, Basis of Presentation and Summary of Significant Accounting Policies.” When we prepare our financial statements, we review our estimates, including those related to revenue from the sale of oil, natural gas and NGLs, reserves of oil, natural gas and NGLs, fair value of derivative instruments, abandonment liabilities, income taxes, commitments and contingencies, depreciation, and depletion and amortization. Our estimates are based on historical experience and various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Natural Gas Properties

The Company’s oil and natural gas properties are accounted for using the successful efforts method of accounting. All direct costs and certain indirect costs associated with the acquisition, successful exploration and development of oil and natural gas properties are capitalized. Once evaluated, these costs, as well as the estimated costs to retire the assets, are included in the amortization base and amortized to depletion expense using the units‑of‑production method. Depletion is calculated based on estimated proved oil and natural gas reserves. Proceeds from the sale or disposition of oil and natural gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated quantities of proved reserves.

Depreciation, depletion and amortization—Depreciation, depletion and amortization (“DD&A”) is provided using the units‑of‑production method based upon estimates of proved reserves of oil, natural gas and NGLs and conversion of production of the same to a common unit of measure based upon the relative energy content of each hydrocarbon. All capitalized costs of oil and natural gas properties are amortized using the units‑of‑production method based on proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The amortizable base includes, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at depletion rates under the units‑of‑production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third party geologists and engineers, which require significant judgment as does the projection of future production volumes and levels of future costs. These judgments may have a significant impact on the calculation of depletion expense. At December 31, 2017, a 10% positive revision to proved reserves would decrease the depletion rate by approximately $0.61 per Boe and a 10% negative revision to proved reserves would increase the depletion rate by approximately $0.74 per Boe. In addition, considerable judgment is necessary in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Impairment of Oil and Natural Gas Properties —Capitalized costs (net of accumulated depreciation, depletion and amortization and impairment) of proved oil and natural gas properties are subjected to an impairment test when facts and circumstances indicate that their carrying value may not be recoverable. Net capitalized costs of proved oil and natural gas properties are compared to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. The underlying commodity prices embedded in the estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors are expected to impact the realizable price. We did not record a proved property impairment during the year ended December 31, 2017. During the year ended December 31, 2016, we recorded a proved property impairment of $3.7 million due to the decline of oil and natural gas prices during the first half of the year. We recorded impairment of $700.3 million to our proved oil and natural gas property impairment due to the significant decline in oil and natural gas prices during the year ended December 31, 2015. The impact of lower commodity prices adversely affecting proved reserve values primarily contributed to the proved property impairment.  Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual impairment analyses in future periods.

Unproved Properties—Costs associated with unproved properties and properties under development are excluded from the amortization base until the properties have been evaluated. Additionally, the costs associated with leasehold acreage, and wells currently drilling are also initially excluded from the amortization base. Unproved properties are identified on a project basis, with a project being an area in which significant leasehold interests are acquired within a contiguous area. Unproved properties are reviewed periodically by management and transferred into the amortization base when management determines that a project area has been evaluated through drilling operations or thorough geologic evaluation. Considerable judgment is necessary in determining when unproved properties become impaired. We recorded impairment of $39.6 million to our unproved oil and natural gas properties for the year ended December 31, 2017 due to a write-down of our TMS acreage to fair value. We recorded impairment of $43.6 million and $23.7 million to our unproved oil and natural gas properties due to acreage abandonment from changes in development plan for the years ended December 31, 2016 and December 31, 2015, respectively.

Oil and Natural Gas Reserves

The Company’s most significant estimates relate to its proved reserves of oil, natural gas and NGLs. The estimates of reserves of oil, natural gas and NGLs as of December 31, 2017, 2016 and 2015 are based on reports prepared by a third party engineering firm, Ryder Scott.

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

Reserves and their relation to estimated future net cash flows impact the depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The reserve estimates and the projected cash flows derived from these reserve estimates are prepared in accordance with SEC guidelines. The independent engineering firm noted above adheres to these guidelines when preparing their reserve reports. The accuracy of the reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. Additionally, with other factors held constant, if the commodity prices used in our reserve report as of December 31, 2017 had decreased by 10%, then the standardized measure of our estimated proved reserves as of that date would have decreased by approximately $511.8 million, from approximately $1,886.1 million to approximately $1,374.3 million.

Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit‑adjusted risk free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long‑lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, any gain or loss is recorded in the “Gain on Disposal of Assets” line on the Statement of Operations.

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

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company’s financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2017, 2016 or 2015.

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

Revenue Recognition

Sales of oil, natural gas and NGLs are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The entitlement method of accounting is used for the sale of oil, natural gas and NGLs. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in‑kind” and, in doing so, take more or less than their respective entitled percentage.

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

Commodity Price Risk

Our primary market risk exposure relates to the prices we receive for our oil, natural gas and NGL production. The prices we ultimately realize for our oil, natural gas and NGLs are based on a number of variables, including prevailing index prices attributable to our production and certain differentials to those index prices. Pricing for oil, natural gas and NGLs is volatile and unpredictable, and this volatility is expected to continue in the future. In addition, the prices we receive for our oil, natural gas and NGLs depend on many factors outside of our control, such as the supply and demand for oil, natural gas and NGLs, the relative strength of the global economy and the actions of OPEC.

To reduce the impact on the Company’s business and results of operations from fluctuations in the prices we receive for oil, natural gas and NGLs, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. These transactions may include fixed-for-floating price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price, up to a fixed ceiling price for a notional quantity of production).  In addition, the Company periodically enters into call swaptions as a way to achieve greater downside price protection than offered under prevailing fixed-for-floating price swaps by agreeing to expand the notional quantity hedged or extend the notional quantity settlement period under a fixed-for floating price swap at the counterparty’s election on a designated date.

These hedging activities, which are governed by the terms of our amended and restated credit facility, the SN UnSub Credit Agreement and the terms of SN Unsub’s organizational documents, or were governed by our prior revolving credit facility, as applicable, are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market participants.  Any derivatives that are with (x) lenders, or affiliates of lenders, to our prior revolving credit facility or the SN UnSub Credit Agreement, or (y) counterparties designated as secured with and under our amended and restated credit facility are, in each case, collateralized by the assets securing the applicable facility, and, therefore, do not currently require the posting of cash collateral.  Any derivatives that are with (x) non-lender counterparties, as designated under the SN UnSub Credit Agreement, or (y) counterparties that are not designated as secured under our amended and restated credit facility are, in each case, unsecured and do not require the posting of cash or other collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.  In connection with the closing of the Comanche Acquisition, we hedged a portion of projected future production attributable to the SN Comanche Assets, using hedge transactions that are consistent with our current hedging strategy.  Please refer to “Item 8. Financial Statements and Supplementary Data

— Note 11, Derivative Instruments” for a description of all of our derivatives covering anticipated future production as of December 31, 2017.

The prices at which we enter into commodity derivative contracts covering our production in the future will be dependent upon conditions in the commodity and financial markets at the time we enter into these transactions, which may result in higher or lower hedge prices for oil, natural gas and NGLs under these contracts as compared to the hedge prices under our current contracts.  Accordingly, our hedging strategy may not protect us from significant or sustained declines in the prices of oil, natural gas and NGLs for future production.  Conversely, our hedging strategy may limit our ability to realize incremental cash flows from commodity price increases during periods for which we have hedged our production. As such, our hedging strategy may not prove effective in adequately protecting us from changes in the prices of oil, natural gas and NGLs that could have a significant adverse effect on our liquidity, business, financial condition and results of operations.

At December 31, 2017, the fair value of our commodity derivative contracts was a net liability of approximately $55.8 million. A 10% increase in the oil and natural gas index prices above the December 31, 2017 prices would result in a decrease in the fair value of our commodity derivative contracts of $63.4 million; conversely, a 10% decrease in the oil and natural gas index prices would result in an increase of $62.6 million. As of February 23, 2018, we have commodity derivative contracts in place covering approximately 72% and 110% the mid‑point of our production of oil and natural gas projections, respectively, for 2018.

Interest Rate Risk

At the Company’s election, borrowings under our prior revolving credit facility, our amended and restated credit facility or the SN UnSub Credit Agreement may be made on a variable alternate base rate (“ABR”) or a Eurodollar (LIBOR) rate, plus an applicable margin determined based on the utilization of available borrowing capacity, as defined in the applicable credit agreement. As of December 31, 2017, there were $50 million in borrowings outstanding under our prior revolving credit facility and $175.5 million in borrowings outstanding under the SN UnSub Credit Agreement.

Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of December 31, 2017. Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of December 31, 2017. On February 14, 2018, we issued $500 million in aggregate principal amount of 7.25% Senior Secured Notes which bear interest at a fixed rate of 7.25% with an expected maturity date of February 15, 2023, subject to certain conditions.

Our Non-Recourse Subsidiary Term Loan bears a fixed interest rate of 4.59% with an expected maturity date of August 31, 2022, and we had approximately $4.2 million outstanding as of December 31, 2017.

The credit facility which we assumed, through a non-recourse subsidiary, when we acquired the equity in Sanchez Resources, in that same subsidiary, bears a variable interest rate and, although the original maturity date was August 7, 2018, prior to its acquisition by the Company, the administrative agent and the lenders accelerated the obligations due under the credit facility, which continues to bear interest on the outstanding and unpaid borrowings.] As of December 31, 2017, there was approximately $24 million in borrowings past due and owing and no outstanding availability to borrow additional funds under that credit facility.

As of December 31, 2017, we did not have any interest rate derivative contracts in place. If we incur significant debt with a risk of fluctuating interest rates in the future under our amended and restated credit facility, SN UnSub Credit Agreement, or other debt instruments, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2017 at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment and such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG, an independent registered public accounting firm, has issued its report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2017. The report from KPMG is included in this Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

Please see Report of Independent Public Accounting Firm under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2017, we added and modified certain internal control processes as a result of changing our method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method. There were no other changes in our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in an amendment to this Form 10‑K or in the proxy statement for the 2018 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2017, and is incorporated by reference to this report.

Item 11.  Executive Compensation

Information regarding executive compensation will be included in an amendment to this Form 10‑K or in the proxy statement for the 2018 annual meeting of stockholders and is incorporated by reference to this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership and management and related stockholder matters will be included in an amendment to this Form 10‑K or in the proxy statement for the 2018 annual meeting of stockholders and is incorporated by reference to this report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10‑K or in the proxy statement for the 2018 annual meeting of stockholders and is incorporated by reference to this report.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in an amendment to this Form 10‑K or in the proxy statement for the 2018 annual meeting of stockholders and is incorporated by reference to this report.

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

black oil:  A quality of oil with an API gravity of 15-45° with a gas‑to‑oil ratio of 200-900 cubic feet per barrel or less.

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

condensate: A liquid hydrocarbon with an API gravity of 50-100°.

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

estimated ultimate recoveries:  In accordance with Rule 4-10(a)(11) of Regulation S-X under the Exchange Act, the sum of reserves remaining as of a given date and cumulative production as of that date.

exploitation:  A development or other project that may target proven or unproven reserves (such as probable or possible reserves), but that generally has a lower risk than that associated with exploration projects.

exploratory well:  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

field:  An area consisting of a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. The field name refers to both the surface and the underground productive formations.

gross acres or gross wells:  The total acres or wells, as the case may be, in which we have a working interest.

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

NGLs:  The combination of ethane, propane, butane, natural gasolines and other components that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.

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

proved developed non-producing reserves:  Reserves that are expected to be recovered from completion intervals which are open at the time of the estimate but which have not yet started producing, wells which were shut-in for market conditions or pipeline connections, or wells not capable of production for mechanical reasons; reserves that are expected to be recovered from zones in existing well which will require additional completion work or future re-completion prior to start production.

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

recompletion:  The action of reentering an existing wellbore to redo or repair the original completion in order to increase the well’s productivity.

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

volatile oil:  A quality of oil with an API gravity of 42-55° with a gas‑to‑oil ratio of 900-3,500 cubic feet per barrel.

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

2.10	**

Purchase and Sale Agreement, dated as of August 17, 2017, by and between SN Cotulla Assets, LLC and Vitruvian Exploration IV, LLC. (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q on November 6, 2017, and incorporated herein by reference).

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

Exhibit No.	Description of Exhibit

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

4.14

Warrant Agreement, dated as of March 1, 2017, by and between Sanchez Energy Corporation and Gavilan Resources Holdings—A, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.15

Warrant Agreement, dated as of March 1, 2017, by and between Sanchez Energy Corporation and Gavilan Resources Holdings—B, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.16

Warrant Agreement, dated as of March 1, 2017, by and between Sanchez Energy Corporation and Gavilan Resources Holdings—C, LLC (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.17

Warrant Agreement, dated as of March 1, 2017, by and between Sanchez Energy Corporation and GSO Capital Opportunities Fund III LP, GSO Energy Select Opportunities Fund LP, GSO Energy Partners—A LP, GSO Energy Partners—B LP, GSO Energy Partners—C LP, GSO Energy Partners—C II LP, GSO Energy Partners—D LP, GSO Credit Alpha Fund LP, GSO Harrington Credit Alpha Fund (Cayman) L.P., and GSO Capital Solutions Funds II LP (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.18

Warrant Agreement, dated as of March 1, 2017, by and between Sanchez Energy Corporation and Intrepid Private Equity V-A, LLC (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K on March 6, 2017, and incorporated herein by reference).

4.19

Amendment No. 1, dated as of March 1, 2017, to Rights Agreement, dated as of July 28, 2015, by and between Sanchez Energy Corporation and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-A/A filed with the SEC on March 3, 2017)

4.20

Registration Rights Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation and the GSO Funds, as defined therein (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.21

Registration Rights Agreement, dated March 1, 2017, by and between Sanchez Energy Corporation and Intrepid Private Equity V-A, LLC (incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.22

Registration Rights Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation, Gavilan Resources Holdings – A, LLC, Gavilan Resources Holdings – B, LLC and Gavilan Resources Holdings – C, LLC (incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
4.23

Standstill and Voting Agreement, dated February 6, 2017, by and among Sanchez Energy Corporation and the GSO Funds, as defined therein (incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.24

Amendment No. 1 to Standstill and Voting Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation and the GSO Funds, as defined therein (incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.25

Standstill and Voting Agreement, dated March 1, 2017, by and among Sanchez Energy Corporation, Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P. (incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.26

First Supplemental Indenture (6.125% Senior Notes due 2023), dated March 7, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the existing guarantors and Delaware Trust Company as trustee (incorporated by reference from Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.27

Third Supplemental Indenture (7.75% Senior Notes due 2021), dated March 7, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the existing guarantors and Delaware Trust Company, as trustee (incorporated by reference from Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

4.28

Indenture (7.25% Senior Secured First Lien Notes due 2023), dated February 14, 2018, by and among Sanchez Energy Corporation, the guarantors party thereto, Delaware Trust Company, as trustee, and Royal Bank of Canada, as collateral trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 20, 2018, and incorporated herein by reference).

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

10.15

Second Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank, SunTrust Bank as co-documentation agents, RBC Capital Markets, LLC as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 2, 2014, and incorporated herein by reference).

10.17

First Amendment to Second Amended and Restated Credit Agreement, dated as of September 9, 2014, by and among Sanchez Energy Corporation, as borrower, SEP Holdings III, LLC, SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC and SN Catarina, LLC, as loan parties, Royal Bank of Canada, as administrative agent, Capital One, National Association, as syndication agent, Compass Bank, SunTrust Bank as co-documentation agents, RBC Capital Markets, LLC as sole lead arranger and sole book runner, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 15, 2014, and incorporated herein by reference).

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

Sanchez Energy Corporation Third Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 26, 2016, and incorporated herein by reference).

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

Exhibit No.		Description of Exhibit
10.30

Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of July 1, 2017, by and among Sanchez Energy Corporation, as borrower, SN Palmetto, LLC (f/k/a SEP Holdings III, LLC), SN Marquis LLC, SN Cotulla Assets, LLC, SN Operating, LLC, SN TMS, LLC, SN Catarina, LLC, SN EF Maverick, LLC, and Rockin L Ranch Company, LLC, as guarantors, Royal Bank of Canada, as administrative agent, and the lenders party thereto. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 6, 2017, and incorporated herein by reference).

10.31

Letter Agreement, dated as of December 9, 2016, by and among Royal Bank of Canada, as administrative agent under the Second Amended and Restated Credit Agreement, as amended, Sanchez Energy Corporation, as borrower and the other parties thereto (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K on February 27, 2017, and incorporated herein by reference).

10.32	*

Indemnification Agreement, dated as of December 14, 2015, by and between Sanchez Energy Corporation and Gregory B. Kopel (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 16, 2015, and incorporated herein by reference).

10.33	*

Indemnification Agreement, dated as of March 8, 2016, by and between Sanchez Energy Corporation and Garrick Hill (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 8, 2016, and incorporated herein by reference).

10.34	*	Form of Restricted Stock Award Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.35	*	Form of Performance Accelerated Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.36	*	Form of Phantom Stock Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.37	*	Form of Performance Accelerated Phantom Stock Agreement for Employees (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference).

10.38	*

Indemnification Agreement, dated as of August 2, 2016, by and between Sanchez Energy Corporation and Robert Nelson (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K on August 3, 2016, and incorporated herein by reference).

10.39	*

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

10.41	*

Phantom Stock Agreement, dated as of October 10, 2016, by and between Sanchez Energy Corporation and Howard Thill (filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K on October 12, 2016, and incorporated herein by reference).

10.42	*

Indemnification Agreement, dated as of November 3, 2016, by and between Sanchez Energy Corporation and Patricio D. Sanchez (filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K on November 9, 2016, and incorporated herein by reference).

Exhibit No.		Description of Exhibit
10.43	**

Securities Purchase Agreement, dated as of January 12, 2017, by and among Sanchez Energy Corporation, SN UR Holdings, LLC, SN EF UnSub Holdings, LLC, SN EF UnSub, LP, SN EF UnSub GP, LLC, GSO ST Holdings Associates LLC, and GSO ST Holdings LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 17, 2017, and incorporated herein by reference).

10.44	**

Interim Investors Agreement, dated as of January 12, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC, Aguila Production HoldCo, LLC, Blackstone Capital Partners VII L.P., and Blackstone Energy Partners II L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 12, 2017, and incorporated herein by reference).

10.45

Underwriting Agreement, dated January 31, 2017, by and between Sanchez Energy Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 2, 2017, and incorporated herein by reference).

10.46

Amended and Restated Agreement of Limited Partnership of SN EF UnSub, LP, dated March 1, 2017 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.47

Amended and Restated Limited Liability Company Agreement of SN EF UnSub GP, LLC, dated March 1, 2017 (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.48

Amended and Restated Limited Liability Company Agreement of Gavilan Resources HoldCo, LLC, dated March 1, 2017 (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.49

First Lien Credit Agreement, dated March 1, 2017, by and among SN EF UnSub, LP, JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., Capital One, National Association, RBC Capital Markets LLC, BMO Harris Bank, NA, ING Capital LLC and SunTrust Robinson Humphrey, Inc. (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.50

Shareholders Agreement, dated March 1, 2017, by and between Gavilan Resources HoldCo, LLC and Sanchez Energy Corporation (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.51

Amended and Restated Securities Purchase Agreement, dated February 28, 2017, by and among Sanchez Energy Corporation, SN UR Holdings, LLC, SN EF UnSub Holdings, LLC, SN EF UnSub, LP, SN EF UnSub GP, LLC, Intrepid Private Equity V-A, LLC, GSO ST Holdings Associates LLC and GSO ST Holdings LP. (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.52

Interim Investors Agreement, dated January 12, 2017, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, SN EF UnSub, LP, Aguila Production, LLC, Aguila Production HoldCo, LLC, Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P. (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.53

Joint Development Agreement, dated March 1, 2017, by and among Gavilan Resources, LLC, SN EF Maverick, LLC, SN EF UnSub, LP and, solely for the purposes stated therein, Sanchez Energy Corporation (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.54

Management Services Agreement, dated March 1, 2017, by and between Sanchez Oil & Gas Corporation and SN EF UnSub, LP. (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10.55

Management Services Agreement, dated March 1, 2017, by and among Gavilan Resources HoldCo, LLC, SN Comanche Manager, LLC and, solely for the limited purposes stated therein, SN EF Maverick, LLC (incorporated by reference from Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.56

Letter Agreement, dated as of March 1, 2017, between SN Comanche Manager, LLC and Sanchez Oil & Gas Corporation (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.57*		Form of Performance Stock Award Agreement (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q on May 10, 2017, and incorporated herein by reference).

10.58

Equity Distribution Agreement, dated as of May 25, 2017, among Sanchez Energy Corporation, Citigroup Global Markets Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 25, 2017, and incorporated herein by reference).

10.59

Mutual Written Consent to Terminate Purchase and Sale Agreement, dated September 11, 2017, by and among Sanchez Energy Corporation, SN Terminal, LLC and Sanchez Midstream Partners LP. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2017, and incorporated herein by reference).

10.60

Purchase Agreement, dated February 7, 2018, by and among Sanchez Energy Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 12, 2018, and incorporated herein by reference).

10.61

Third Amended and Restated Credit Agreement dated as of February 14, 2018 among Sanchez Energy Corporation, as borrower, Royal Bank of Canada, as administrative agent and collateral agent, RBC Capital Markets, as Arranger, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 20, 2018, and incorporated herein by reference).

21.1	(a)	List of Subsidiaries of Sanchez Energy Corporation.

23.1	(a)	Consent of KPMG LLP.

23.3	(a)	Consent of Ryder Scott Company, L.P.

31.1	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	(a)	Ryder Scott Company, L.P. Summary of December 31, 2017 Reserves.

101.INS	(a)	XBRL Instance Document.

101.SCH	(a)	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.		Description of Exhibit

101.DEF	(a)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)Filed herewith.

(b)Furnished herewith.

*Management contract or compensatory plan or arrangement.

**The exhibits and schedules to this agreement have been omitted form this filing pursuant to Item 601(b)(2) of Regulation S‑K. The Company will furnish copies of such omitted exhibits and schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Antonio R. Sanchez, III	Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Antonio R. Sanchez, III

/s/ Howard J. Thill	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Howard J. Thill

/s/ Kirsten A. Hink	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Kirsten A. Hink

/s/ A. R. Sanchez, Jr.	Executive Chairman of the Board of Directors	February 28, 2018
A. R. Sanchez, Jr.

/s/ Gilbert A. Garcia	Director	February 28, 2018
Gilbert A. Garcia

/s/ Greg Colvin	Director	February 28, 2018
Greg Colvin

/s/ Alan G. Jackson	Director	February 28, 2018
Alan G. Jackson

/s/ Sean m. Maher	Director	February 28, 2018
Sean M. Maher

/s/ Brian Carney	Director	February 28, 2018
Brian Carney

/s/ Robert V. Nelson, III	Director	February 28, 2018
Robert V. Nelson, III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Sanchez Energy Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sanchez Energy Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sanchez Energy Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for oil and gas exploration and development activities from full-cost method of accounting to the successful-efforts method of accounting in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ KPMG LLP

Houston, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sanchez Energy Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Sanchez Energy Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes  (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Houston, Texas
February 28, 2018

Sanchez Energy Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2017	2016*
ASSETS
Current assets:
Cash and cash equivalents	$184,434	$501,917
Oil and natural gas receivables	101,396	41,077
Joint interest billings receivables	22,569	476
Accounts receivable - related entities	4,491	6,401
Fair value of derivative instruments	16,430	—
Other current assets	21,478	12,934
Total current assets	350,798	562,805
Oil and natural gas properties, on the basis of successful efforts accounting:
Proved oil and natural gas properties	3,130,407	1,849,732
Unproved oil and natural gas properties	398,605	225,023
Total oil and natural gas properties	3,529,012	2,074,755
Less: Accumulated depreciation, depletion, amortization and impairment	(1,501,553)	(1,370,236)
Total oil and natural gas properties, net	2,027,459	704,519

Other assets:
Fair value of derivative instruments	1,428	—
Investments (Investment in SNMP measured at fair value of $25.2 million and $26.8 million as of December 31, 2017 and 2016, respectively)	38,462	39,656
Other assets	52,488	25,231
Total assets	$2,470,635	$1,332,211
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,994	$1,076
Accounts payable - related entities	—	—
Other payables	81,970	2,251
Accrued liabilities:
Capital expenditures	85,340	35,154
Other	84,794	82,458
Deferred premium liability	—	2,079
Fair value of derivative instruments	56,190	31,778
Short term debt	23,996	—
Other current liabilities	115,244	31,108
Total current liabilities	462,528	185,904
Long term debt, net of premium, discount and debt issuance costs	1,930,683	1,712,767
Asset retirement obligations	36,098	25,087
Fair value of derivative instruments	17,474	3,236
Other liabilities	65,480	89,199
Total liabilities	2,512,263	2,016,193
Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred units ($1,000 liquidation preference, 500,000 units authorized; 500,000 and zero units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively)	427,512	—
Stockholders' equity:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of December 31, 2017 and 2016 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of December 31, 2017 and 2016 of 6.500% Convertible Perpetual Preferred Stock, Series B, respectively)	53	53
Common stock ($0.01 par value, 150,000,000 shares authorized; 83,984,827 and 66,622,624 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	845	670
Additional paid-in capital	1,362,118	1,112,397
Accumulated deficit	(1,832,156)	(1,797,102)
Total stockholders' equity (deficit)	(469,140)	(683,982)
Total liabilities and stockholders' equity (deficit)	$2,470,635	$1,332,211

* Financial information for 2016 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016*	2015*
REVENUES:
Oil sales	$400,045	$241,766	$307,971
Natural gas liquid sales	171,139	81,744	69,011
Natural gas sales	169,147	107,816	98,797
Total revenues	740,331	431,326	475,779
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	244,461	155,660	154,672
Production and ad valorem taxes	36,615	19,633	26,870
Exploration expenses	5,755	403	1,982
Depreciation, depletion, amortization and accretion	177,078	147,485	264,379
Impairment of oil and natural gas properties	39,574	47,381	723,971
General and administrative (inclusive of non-cash stock-based compensation expense of $22,909, $24,961, and $14,831, for 2017, 2016, and 2015, respectively)	144,401	110,081	74,160
Total operating costs and expenses	647,884	480,643	1,246,034
Operating income (loss)	92,447	(49,317)	(770,255)
Other income (expense):
Interest income	836	856	442
Other income (expense)	11,102	134	(2,605)
Gain on sale of oil and natural gas properties	81,955	85,322	—
Interest expense	(140,163)	(126,973)	(126,399)
Earnings from equity investments	779	3,466	—
Net gains (losses) on commodity derivatives	(6,100)	(53,149)	172,886
Total other income (expense)	(51,591)	(90,344)	44,324
Loss before income taxes	40,856	(139,661)	(725,931)
Income tax benefit (expense)	2,336	(1,825)	(158)
Net income (loss)	43,192	(141,486)	(726,089)
Less:
Preferred stock dividends	(15,948)	(15,948)	(16,008)
Preferred unit dividends and distributions	(44,259)	—	—
Preferred unit amortization	(18,039)	—	—
Net income allocable to participating securities	—	—	—
Net loss attributable to common stockholders	$(35,054)	$(157,434)	$(742,097)

Net loss per common share - basic and diluted	$(0.46)	$(2.67)	$(12.97)
Weighted average number of shares used to calculate net loss attributable to common stockholders - basic and diluted	75,608	58,900	57,229

*Financial information for 2016 and 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Previously reported as of December 31, 2014	1,839	$18	3,532	$35	58,581	$586	$1,064,667	$(65,719)	$999,587
Effect of change in accounting principle								(831,852)	(831,852)
BALANCE, December 31, 2014 as recast*	1,839	18	3,532	35	58,581	586	1,064,667	(897,571)	167,735
Preferred stock dividends	—	—	—	—	—	—	—	(15,960)	(15,960)
Restricted stock awards, net of forfeitures	—	—	—	—	3,337	33	(33)	—	—
Exchange of preferred stock for common stock	—	—	(4)	—	10	—	48	(48)	—
Stock-based compensation	—	—	—	—	—	—	14,831	—	14,831
Net loss	—	—	—	—	—	—	—	(726,089)	(726,089)
BALANCE, December 31, 2015*	1,839	18	3,528	35	61,928	619	1,079,513	(1,639,668)	(559,483)
Preferred stock dividends	—	—	—	—	967	10	7,964	(15,948)	(7,974)
Restricted stock awards, net of forfeitures	—	—	—	—	3,728	41	(41)	—	—
Stock-based compensation	—	—	—	—	—	—	24,961	—	24,961
Net loss	—	—	—	—	—	—	—	(141,486)	(141,486)
BALANCE, December 31, 2016*	1,839	18	3,528	35	66,623	670	1,112,397	(1,797,102)	(683,982)
Issuance of warrants	—	—	—	—	—	—	58,958	—	58,958
Issuance of common shares to holders of Preferred Units	—	—	—	—	1,500	15	17,940	—	17,955
Issuance of common stock, net of offering costs of $7.8 million	—	—	—	—	11,500	115	134,748	—	134,863
Dividends on Series A and Series B Preferred Stock	—	—	—	—	2,437	24	15,924	(15,948)	—
Dividends on SN UnSub preferred units	—	—	—	—	—	—	—	(41,667)	(41,667)
Distributions - SN UnSub preferred units	—	—	—	—	—	—	—	(2,592)	(2,592)
Accretion of discount on SN UnSub preferred units	—	—	—	—	—	—	—	(18,039)	(18,039)
Restricted stock awards, net of forfeitures	—	—	—	—	1,925	21	(21)	—	—
Stock-based compensation	—	—	—	—	—	—	22,909	—	22,909
Deferred tax benefit - current period retained earnings impact	—	—	—	—	—	—	(737)	—	(737)
Net income	—	—	—	—	—	—	—	43,192	43,192
BALANCE, December 31, 2017	1,839	$18	3,528	$35	83,985	$845	$1,362,118	$(1,832,156)	$(469,140)

*Financial information for 2016, 2015, and 2014 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016*	2015*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,192	$(141,486)	$(726,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	177,078	147,485	264,379
Impairment of oil and natural gas properties	39,574	47,381	723,971
Gain on sale of oil and natural gas properties	(81,955)	(85,322)	—
Stock-based and phantom unit compensation expense	40,298	37,090	14,830
Net (gains) losses on commodity derivative contracts	6,100	53,149	(172,886)
Net cash settlement received on commodity derivative contracts	17,628	122,145	131,123
Losses incurred on premiums for derivative contracts	—	24,548	(121)
Loss on embedded derivative	1,551	—	—
Cash reimbursements received for operating leasehold improvements	—	—	2,649
(Gain) loss on investments	871	(1,818)	935
Amortization of deferred gain on Western Catarina Midstream Divestiture	(23,720)	(23,720)	(4,943)
Amortization of debt issuance costs	12,647	7,840	7,529
Accretion of debt discount, net	634	633	703
Deferred taxes	(737)	—	1
(Gain) loss on inventory market adjustment	(9)	649	—
Distributions from equity investments	1,191	930	—
Earnings from equity investments	(779)	(3,466)	—
Changes in operating assets and liabilities:
Accounts receivable	(86,604)	(9,626)	60,480
Accounts receivable - related entities	1,957	(2,704)	(3,311)
Other current assets	(15,222)	1,504	(450)
Other assets	(946)	—	—
Accounts payable	13,918	(3,108)	(25,303)
Other payables	76,304	247	(2,290)
Accrued liabilities	2,435	10,404	3,347
Other current liabilities	66,683	—	(5,166)
Other long-term liabilities	—	—	1,188
Net cash provided by operating activities	292,089	182,754	270,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(500,334)	(312,939)	(654,154)
Payments for other property and equipment	(18,566)	(5,394)	(8,123)
Proceeds from sale of oil and natural gas properties	162,801	179,143	427,571
Acquisition of oil and natural gas properties	(1,039,127)	—	(7,658)
Investment in SMNP	—	(25,000)	—
Purchases of investments	(74)	(36,502)	(49,985)
Sale of investments	12,500	92,458	—
Net cash used in investing activities	(1,382,800)	(108,234)	(292,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	373,250	60,000	—
Repayment of borrowings	(143,586)	(60,000)	—
Issuance of common stock (net of underwriting discounts of $7.8 million)	135,942	—	—
Issuance of preferred units	500,000	—	—
Issuance costs related to preferred units	(20,894)	—	—
Financing costs	(25,788)	(1,758)	(400)
Preferred dividends paid	—	(3,987)	(15,960)
Cash paid to tax authority for employee stock-based compensation awards	(1,437)	(1,906)	(533)
Preferred unit distribution	(44,259)	—	—
Net cash provided by (used in) financing activities	773,228	(7,651)	(16,893)

Increase (decrease) in cash and cash equivalents	(317,483)	66,869	(38,666)
Cash and cash equivalents, beginning of period	501,917	435,048	473,714
Cash and cash equivalents, end of period	$184,434	$501,917	$435,048

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$8,376	$(2,895)	$(1,877)
Change in accrued capital expenditures	50,613	(16,829)	(110,744)

Debt assumed in exchange for equity interest in SR	23,996	—	—
SUPPLEMENTAL DISCLOSURE:
Cash paid for taxes	$—	$1,996	$158
Cash paid for interest	$126,516	$118,498	$121,644

*Financial information for 2016 and 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements

Note 1. Organization and Business

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers potential future development opportunities. As of December 31, 2017, we have assembled approximately 487,000 gross leasehold acres  (285,000 net acres) in the Eagle Ford Shale. In addition, we continually evaluate opportunities to grow our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on the opportunities and the financing alternatives available to us at the time we consider such opportunities.

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

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company does not anticipate that ASU 2016-18 will have a material effect on its consolidated and condensed financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

beginning with the first quarter of 2018.  The Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting,” effective for annual and interim periods for public companies beginning after December 15, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 as of the quarter ended March 31, 2017 on a retrospective basis.  Adoption of this guidance affected the statement of cash flows as of December 31, 2016 as follows (in thousands):

Increase in net cash provided by operating activities of approximately $1,906

Increase in net cash used in financing activities of approximately $1,906

Adoption of this guidance affected the statement of cash flows as of December 31, 2015 as follows (in thousands):

Increase in net cash provided by operating activities of approximately $533

Increase in net cash used in financing activities of approximately $533

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation. The standard updates the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for all leases with lease terms of more than 12 months. The lease liability represents the discounted obligation to make future minimum lease payments and corresponding right-of-use asset on the balance sheet for most leases. Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. The Company has several operating leases as further discussed in Note 15, “Commitments and Contingencies,” which will be impacted by the new rules under this standard. The Company will not early adopt this standard, and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019. The Company is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition. The adoption of this standard will result in an increase in the assets and liabilities on the Company’s consolidated balance sheets. The quantitative impacts of the new standard are dependent on the leases in force at the time of adoption. As a result, the evaluation of the effect of the new standards will extend over future periods.

May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” In March, April, and May of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company will apply the modified retrospective approach.  As part of the assessment, the Company formed an implementation work team, completed trainings on the new revenue recognition model and gathered our material revenue contracts covering current revenue streams for which we evaluated the impacts to the consolidated financial statements under the revised standards.  In addition, the Company is evaluating the impacts of significant historical transactions under the new standard.  As of December 31, 2017, the Company determined that the deferred gains recorded under the Carnero Gathering Disposition and Carnero Processing Disposition (defined below in Note 10, “Related Party Transactions”) will be de-recognized under the new standard and a derivative asset could be recorded for the value of the earnout provision owed to us by SNMP. Under the modified retrospective approach, the balance of accumulated deficit will be adjusted on January 1, 2018.

Change in Accounting Principle

During the fourth quarter of 2017, we changed our method of accounting for oil and gas exploration and development activities from full cost to the successful efforts method of accounting. Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 932 “Extractive Activities – Oil and Gas.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an acceptable alternative, the successful efforts method of accounting is the generally preferred method under U.S. GAAP and is more widely used in the industry such that the change improves the comparability of the Company’s financial statements to its peers.  Changing to the successful efforts method of accounting is expected to provide greater transparency in results of our assets, enhance operating decision making and capital allocation processes and eliminate proved property impairments based on historical prices, which are not indicative of fair value of our assets.  In general, under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. Successful efforts also provides for the assessment of potential property impairments under Accounting Standards Codification (ASC) 360 “Property, Plant, and Equipment” by comparing the net carrying value of oil and gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and gas properties exceeded a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method.

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

Oil and Natural Gas Receivables

The majority of the Company’s receivables arise from sales of oil, natural gas liquids (“NGLs”) or natural gas. The Company does not have any off‑balance‑sheet credit exposure related to its customers. Receivables from the sale of oil and natural gas are generally unsecured. Allowances for doubtful accounts are determined based on management’s assessment of the creditworthiness of the customer. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are written off against the allowance for doubtful accounts only after all the collection attempts have been exhausted. At December 31, 2017 and 2016, management believed that all balances were fully collectible and no allowance for doubtful accounts was deemed necessary.

Oil and Natural Gas Properties

The Company’s oil and natural gas properties are accounted for using the successful efforts method of accounting. All direct costs and certain indirect costs associated with the acquisition, successful exploration, and development of oil and natural gas properties are capitalized. Once evaluated, these costs, as well as the estimated costs to retire the assets, are included in the amortization base and amortized to depletion expense using the units‑of‑production method. Depletion is calculated based on estimated proved oil and natural gas reserves. Proceeds from the sale or disposition of oil and natural gas properties are applied to reduce net capitalized costs unless the sale or disposition causes a significant change in the relationship between costs and the estimated quantities of proved reserves.

Depreciation, depletion and amortization—Depreciation, depletion and amortization (“DD&A”) is provided using the units-of-production method based upon estimates of proved reserves of oil, natural gas and NGLs with production of the same converted to a common unit of measure based upon the relative energy content of the hydrocarbons. The Company groups its oil and gas properties with a common geological structure or stratigraphic condition (“common operating field”) in accordance with ASC 932 “Extractive Activities – Oil and Gas” for purposes of computing DD&A, assessing proved property impairments and accounting for asset dispositions. All capitalized costs of oil and natural gas properties are amortized using the units-of-production method based on proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to proved oil and natural gas properties amortization begins. All other properties are stated at historical cost, net of impairments, and are depreciated using the straight-line method over their respective useful lives.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

In arriving at depletion rates under the units‑of‑production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third-party geologists and engineers, which require significant judgment as does the projection of future production volumes and levels of future costs. In addition, considerable judgment is necessary in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Impairment of Oil and Natural Gas Properties —Capitalized costs (net of accumulated depreciation, depletion and amortization and impairment) of proved oil and natural gas properties are subjected to an impairment test when facts and circumstances indicate that their carrying value may not be recoverable. Net capitalized costs of proved oil and natural gas properties are compared to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. The estimated future cash flows used to determine whether an impairment is present and the related fair value calculations are typically based on judgmental assessments of future production, commodity prices, operating expenses, and capital expenditures, utilizing the available information. The underlying commodity prices embedded in the estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that are expected to impact the realizable price. We did not record a proved property impairment during the year ended December 31, 2017. During the year ended December 31, 2016, we recorded a  proved property impairment of $3.7 million due to the decline of oil and natural gas prices during the first half of the year. We recorded impairment of $700.3 million to our proved oil and natural gas properties due to the significant decline in oil and natural gas prices during the year ended December 31, 2015.

Unproved Properties—Costs associated with unproved properties and properties under development are excluded from the amortization base until the properties have been evaluated. Additionally, the costs associated with leasehold acreage and wells currently drilling are also initially excluded from the amortization base. Unproved properties are identified on a project basis, with a project being an area in which significant leasehold interests are acquired within a contiguous area. Unproved properties are reviewed periodically by management and transferred into the amortization base when management determines that a project area has been evaluated through drilling operations or a thorough geologic evaluation. If the results of an assessment indicate that the properties are impaired, the carrying amount of the identified unproved properties are reduced to their fair value.  We recorded impairment of $39.6 million to our unproved oil and natural gas properties for the year ended December 31, 2017 due to a write-down of our TMS acreage to fair value. We recorded impairments of $43.6 million and $23.7 million to our unproved oil and natural gas properties due to acreage abandonment from changes in development plan for the years ended December 31, 2016 and December 31, 2015, respectively. The costs of retaining unproved properties and the impairment of unsuccessful leases, are included in “Impairment expense” in the Company’s Consolidated Statements of Operations.

Based on management’s review and current operating plans, approximately 4%,  4% and 2% of the unproved property balance at December 31, 2017 is expected to be developed and added to the amortization base during the years 2018, 2019 and 2020, respectively. The remaining balances in unproved properties relate to project areas that will not be thoroughly evaluated until after 2020, and represent leasehold interests that have expiration dates beginning in 2020 or leasehold interests that are currently held by production and/or continuous operations.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Oil and Natural Gas Reserve Quantities

The Company’s most significant estimates relate to its proved oil and natural gas reserves. The estimates of oil and natural gas reserves as of December 31, 2017, 2016 and 2015 are based on reports prepared by a third-party engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”).

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

Debt Issuance Costs

Debt issuance costs relating to long‑term debt have been deferred and are being amortized and recorded as interest expense over the term of the related debt instrument. During 2017, the Company capitalized approximately $18.7 million in costs associated with the incurrence of the SN UnSub Credit Agreement (as defined in “Note 6. Debt”). During 2016, the Company capitalized approximately $0.1 million in costs associated with the filing of a Form S-3 Registration Statement, and capitalized approximately $1.6 million associated with amending our Second Amended and Restated Agreement (as defined in “Note 6. Debt”). During 2015, the Company capitalized approximately $0.4 million in costs associated with amending our Second Amended and Restated Agreement. At December 31, 2017 and December 31, 2016, the Company had approximately $47.2 million and $35.0 million, respectively, of debt issuance costs (net of accumulated amortization of $34.5 million and $22.5. million, respectively) remaining that are being amortized over the terms of the respective debt. In accordance with ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” the debt issuance costs related to the issuance of the 6.125% Notes and Second Amended and Restated Agreement are presented on the balance sheet as a direct deduction from the long-term debt.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Environmental Expenditures

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non‑capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally not discounted unless the timing of cash payments for the liability is fixed or reliably determinable.

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

Management believes the Company is currently in compliance with all applicable federal, state and local regulations associated with its properties. Accordingly, no environmental remediation liability or loss associated with the Company’s properties was recorded as of December 31, 2017 and 2016.

Asset Retirement Obligations

Asset retirement obligations represent the present value of the estimated cash flows expected to be incurred to plug, abandon and remediate producing properties, excluding salvage values, at the end of their productive lives in accordance with applicable laws. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, well life, inflation and credit-adjusted risk-free rate. The inputs are calculated based on historical data as well as current estimates. When the liability is initially recorded, the carrying amount of the related long-lived asset is increased. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset and is included in “Depreciation, depletion, amortization and accretion” in the Company’s Consolidated Statements of Operations.

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

Stock-based compensation awards and phantom stock awards, including those awards with market performance acceleration conditions, granted to employees of the Sanchez Group (as defined in Note 8, “Stock-Based Compensation”) (including those employees of the Sanchez Group who also serve as the Company’s officers) and

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

consultants in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered. In accordance with the guidance, the inclusion of market performance acceleration conditions does not change the accounting classification as compared to those awards without market performance acceleration conditions. The phantom stock awards are required to be settled in cash by the Company and are classified as a liability. Compensation expense for the unvested awards is revalued at each period end and is amortized over the vesting period of the stock-based award.

Revenue Recognition

Sales of oil, natural gas and NGLs are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a pipeline, railcar or truck, or a tanker lifting has occurred. The entitlement method of accounting is used for the sale of oil, natural gas and NGLs. Oil and natural gas imbalances are generated on properties for which two or more owners have the right to take production “in‑kind” and, in doing so, take more or less than their respective entitled percentage. As of December 31, 2017, 2016 and 2015 there were no material oil and natural gas imbalances.

Sales to Major Customers

The Company’s oil, natural gas and NGLs were sold to certain customers representing 10% or more of its total revenues for the years ended December 31, 2017, 2016 and 2015 as listed below:

	2017	2016	2015
Customer A	19%	2%	1%
Customer B	9%	14%	14%
Customer C	14%	0%	0%
Customer D	26%	33%	38%
Customer E	23%	20%	0%

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

General and Administrative Expenses

On December 19, 2011, the Company entered into a services agreement and other related agreements with Sanchez Oil & Gas Corporation (“SOG”), pursuant to which SOG (directly or through its subsidiaries) agreed to provide the Company with the services and data that the Company believes are necessary to manage, operate and grow its

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

business, and the Company agreed to reimburse SOG for all direct and indirect costs incurred on its behalf (the “Services Agreement”). See detailed discussion of the Company’s relationship with SOG in Note 10, “Related Party Transactions.”

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

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact the Company’s financial position, results of operations and cash flows. The Company does not have any material uncertain tax positions during the years ended December 31, 2017 or 2016.

Earnings per Share

Basic net income (loss) per common share are computed using the two-class method. The two-class method is required for those entities that have participating securities. The two-class method is an earnings allocation formula that determines net income (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s restricted shares of common stock (see Note 8, “Stock‑Based Compensation”) are participating securities under ASC 260, “Earnings per Share,” because they may participate in undistributed earnings with common stock. Participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of the loss is allocated to participating securities.

Diluted net income (loss) per common share reflect the dilutive effects of the participating securities using the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

two-class method or the treasury stock method, whichever is more dilutive. They also reflect the effects of the potential conversion of the Company’s Series A and Series B Preferred Stock using the if‑converted method, if the effect is dilutive. In addition, they also reflect the effects of the warrants issued in connection with the Comanche Acquisition using the treasury stock method, if the effect is dilutive.

Note 3. Change in Accounting Principle

During the fourth quarter of 2017, the Company voluntarily changed its method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. The successful efforts method also provides for the assessment of potential property impairments under FASB Accounting Standards Codification 360 “Property, Plant and Equipment” by comparing the net carrying value of oil and gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and gas properties exceeds a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method. Our consolidated financial statements have been recast to reflect these differences for all periods presented, including the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and related information in Notes 2, 3, 4, 7, 9, 10, 12, 14, and 19.

The following tables present the effects of the change to the successful efforts method in the statement of consolidated operations:

	Changes to the Consolidated Statement of Operations
For the Year Ended December 31, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In thousands, except per share data)
Oil and natural gas production expenses	$253,368	$(8,907)	$244,461
Exploration expenses	—	5,755	5,755
Depreciation, depletion, amortization and accretion	199,087	(22,009)	177,078
Impairment of oil and natural gas properties	—	39,574	39,574
Other income (expense)	7,351	3,751	11,102
Gain on disposal of assets	10,202	71,753	81,955
Income tax benefit (expense)	2,336	—	2,336
Net loss	(17,899)	61,091	43,192
Net income allocable to participating securities	—	—	—
Net loss attributable to common stockholders	$(96,145)	$61,091	$(35,054)
			—
Net loss per common share - basic and diluted	$(1.27)	$0.81	$(0.46)

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	Changes to the Consolidated Statement of Operations
For the Year Ended December 31, 2016	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In thousands, except per share data)
Oil and natural gas production expenses	$164,567	$(8,907)	$155,660
Exploration expenses	—	403	403
Depreciation, depletion, amortization and accretion	159,760	(12,275)	147,485
Impairment of oil and natural gas properties	169,046	(121,665)	47,381
Gain on disposal of assets	112,294	(26,972)	85,322
Income tax benefit (expense)	(1,825)	—	(1,825)
Net loss	(256,958)	115,472	(141,486)
Net income allocable to participating securities	—	—	—
Net loss attributable to common stockholders	$(272,906)	$115,472	$(157,434)
			—
Net loss per common share - basic and diluted	$(4.63)	$1.96	$(2.67)

	Changes to the Consolidated Statement of Operations
For the Year Ended December 31, 2015	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In thousands, except per share data)
Oil and natural gas production expenses	156,528	(1,856)	154,672
Exploration expenses	—	1,982	1,982
Depreciation, depletion, amortization and accretion	344,572	(80,193)	264,379
Impairment of oil and natural gas properties	1,365,000	(641,029)	723,971
Gain on disposal of assets	—	—	—
Income tax benefit (expense)	(7,600)	7,442	(158)
Net loss	(1,454,627)	728,538	(726,089)
Net income allocable to participating securities	—	—	—
Net loss attributable to common stockholders	$(1,470,635)	$728,538	$(742,097)
			—
Net loss per common share - basic and diluted	$(25.70)	$12.73	$(12.97)

The following tables present the effects of the change to the successful efforts method in the statement of consolidated cash flows:

	Changes to the Consolidated Statement of Cash Flows
For the Year Ended December 31, 2017	Under Full Cost	Change	As reported Under Successful Efforts
	(In thousands)
Net loss	$(17,899)	$61,091	$43,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Depreciation, depletion, amortization and accretion	199,087	(22,009)	177,078
Impairment of oil and natural gas properties	—	39,574	39,574
Gain on sale of oil and natural gas properties	(10,202)	(71,753)	(81,955)
Amortization of deferred gain on Catarina Midstream Sale	(14,813)	(8,907)	(23,720)
Deferred taxes	(737)	—	(737)
Net cash provided by operating activities	294,093	(2,004)	292,089
Payments for oil and natural gas properties	(502,338)	2,004	(500,334)
Net cash used in investing activities	(1,384,804)	2,004	(1,382,800)
Net cash provided by (used in) financing activities	773,228	—	773,228
Increase (decrease) in cash and cash equivalents	(317,483)	—	(317,483)
Cash and cash equivalents, beginning of period	501,917	—	501,917
Cash and cash equivalents, end of period	$184,434	$—	$184,434

	Changes to the Consolidated Statement of Cash Flows
For the Year Ended December 31, 2016	Under Full Cost	Change	As reported Under Successful Efforts
	(In thousands)
Net loss	$(256,958)	$115,472	$(141,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	159,760	(12,275)	147,485
Impairment of oil and natural gas properties	169,046	(121,665)	47,381
Gain on sale of oil and natural gas properties	(112,294)	26,972	(85,322)
Amortization of deferred gain on Catarina Midstream Sale	(14,813)	(8,907)	(23,720)
Deferred taxes	—	—	—
Net cash provided by operating activities	183,157	(403)	182,754
Payments for oil and natural gas properties	(313,342)	403	(312,939)
Net cash used in investing activities	(108,637)	403	(108,234)
Net cash provided by (used in) financing activities	(7,651)	—	(7,651)
Increase (decrease) in cash and cash equivalents	66,869	—	66,869
Cash and cash equivalents, beginning of period	435,048	—	435,048
Cash and cash equivalents, end of period	$501,917	$—	$501,917

	Changes to the Consolidated Statement of Cash Flows
For the Year Ended December 31, 2015	Under Full Cost	Change	As reported Under Successful Efforts
	(In thousands)
Net income (loss)	$(1,454,627)	$728,538	$(726,089)

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	344,572	(80,193)	264,379
Impairment of oil and natural gas properties	1,365,000	(641,029)	723,971
Amortization of deferred gain on Catarina Midstream Sale	(3,086)	(1,856)	(4,942)
Deferred Taxes	7,443	(7,442)	1
Net cash provided by operating activities	272,558	(1,982)	270,576
Payments for oil and natural gas properties	(656,136)	1,982	(654,154)
Net cash used in investing activities	(294,331)	1,982	(292,349)
Net cash provided by (used in) financing activities	(16,893)	—	(16,893)
Increase (decrease) in cash and cash equivalents	(38,666)	—	(38,666)
Cash and cash equivalents, beginning of period	473,714	—	473,714
Cash and cash equivalents, end of period	$435,048	$—	$435,048

The following tables present the effects of the change to the successful efforts method in the consolidated balance sheet:

	Changes to Consolidated Balance Sheet
December 31, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Unproved oil and natural gas properties	398,212	393	398,605
Proved oil and natural gas properties	4,462,171	(1,331,764)	3,130,407
Total oil and natural gas properties	4,860,383	(1,331,371)	3,529,012
Less: Accumulated depreciation, depletion, amortization and impairment	(2,931,039)	1,429,486	(1,501,553)
Total oil and natural gas properties, net	1,929,344	98,115	2,027,459
Total assets	$2,372,520	$98,115	$2,470,635

Current liabilities:
Other	106,337	8,907	115,244
Total current liabilities	453,621	8,907	462,528
Other liabilities	49,520	15,960	65,480
Total liabilities	2,487,396	24,867	2,512,263
Accumulated deficit	(1,905,404)	73,248	(1,832,156)
Total stockholders' equity (deficit)	(542,388)	73,248	(469,140)
Total liabilities and stockholders' equity (deficit)	$2,372,520	$98,115	$2,470,635

	Changes to Consolidated Balance Sheet
December 31, 2016	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In thousands)
Oil and natural gas properties:
Unproved oil and natural gas properties	231,424	(6,401)	225,023
Proved oil and natural gas properties	3,164,115	(1,314,383)	1,849,732
Total oil and natural gas properties	3,395,539	(1,320,784)	2,074,755

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Less: Accumulated depreciation, depletion, amortization and impairment	(2,736,951)	1,366,715	(1,370,236)
Total oil and natural gas properties, net	658,588	45,931	704,519
Total assets	$1,286,280	$45,931	$1,332,211

Current liabilities:
Other	22,201	8,907	31,108
Total current liabilities	176,997	8,907	185,904
Other liabilities	64,333	24,866	89,199
Total liabilities	1,982,420	33,773	2,016,193
Accumulated deficit	(1,809,260)	12,158	(1,797,102)
Total stockholders' equity (deficit)	(696,140)	12,158	(683,982)
Total liabilities and stockholders' equity (deficit)	$1,286,280	$45,931	$1,332,211

Note 4. Acquisitions and Divestitures

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Javelina Disposition

On September 19, 2017, the Company, through its wholly owned subsidiary, SN Cotulla Assets, LLC (“SN Cotulla”), sold approximately 68,000 undeveloped net acres located in the Eagle Ford Shale in LaSalle and Webb Counties, Texas to Vitruvian Exploration IV, LLC for approximately $105 million in cash, after preliminary closing adjustments (“the Javelina Disposition”).  Consideration received from the Javelina Disposition was based on an August 1, 2017 effective date and is subject to normal and customary post-closing adjustments. The Company recorded a gain of approximately $73.7 million on the Javelina Disposition.

Marquis Disposition

On June 15, 2017, the Company, through its wholly owned subsidiary, SN Marquis LLC, sold approximately 21,000 net acres primarily located in the Eagle Ford Shale in Fayette and Lavaca Counties, Texas to Lonestar Resources US, Inc. (“Lonestar”) for approximately $44 million in cash, after preliminary closing adjustments, and Lonestar’s Series B Convertible Preferred Stock which subsequently converted into 1.5 million shares of Lonestar’s Class A Common Stock (the “Marquis Disposition”).  Consideration received from the Marquis Disposition was based on a January 1, 2017 effective date and is subject to other normal and customary post-closing adjustments.  Assets conveyed pursuant to the Marquis Disposition consist of net proved reserves of approximately 2.7 MMBoe (100% developed) and net production of approximately 1,750 Boe per day from 104 gross (65 net) wells.  The Company did not record any gains or losses as a result of the Marquis Disposition.

Comanche Acquisition

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by The Blackstone Group, L.P., completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) acres of deep rights only, which includes the Pearsall Shale, representing an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for approximately $2.1 billion in cash, after preliminary closing adjustments (the “Comanche Acquisition”).  Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition, (i) SN UnSub paid approximately 37% of the purchase price (including through a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price.  In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves (PDPs), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (PDNPs), and 20% and 30%, respectively, of the total proved undeveloped reserves (PUDs)).  Pursuant to the purchase and sale agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in and to the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs) (the “SN Comanche Assets”).  The Comanche Assets are primarily located in the Western Eagle Ford and significantly expanded the Company’s asset base and production.  The effective date of the Comanche Acquisition was July 1, 2016.  The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$781,789
Unproved properties	263,471
Other assets acquired	6,702
Fair value of assets acquired	1,051,962
Asset retirement obligations	(8,289)
Fair value of net assets acquired	$1,043,673

In addition, as is common in our industry, we are party to certain gathering agreements that obligate us to deliver a specified volume of production over a defined time horizon.  In particular, with respect to the Comanche Assets, we, as the operator, on behalf of ourselves and the other working interest partners, are party to two gathering agreements that require us to deliver variable monthly quantities through 2034.  Gross volumes under these contracts peak at approximately 63,000 Bbl per day (approximately 14,800 Bbl per day net) of crude oil and condensate in 2020 and 430,000 Mcf per day (approximately 101,400 Mcf per day net) of natural gas in 2022, and then decrease annually thereafter through the end of the contracts.  We are currently meeting our minimum volume commitments under these contracts and expect to continue to fulfill these obligations based on our anticipated development plan for the Comanche Assets.

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly-owned subsidiary of the Company, completed the initial closing of the sale of certain oil and gas interests and associated assets located in Dimmit County, Frio County, LaSalle County, Zavala County and McMullen County, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC (“Carrizo Eagle Ford”), pursuant to a purchase and sale agreement dated October 24, 2016 by and among SN Cotulla, the Company for the limited purposes set forth therein, Carrizo Eagle Ford and Carrizo Oil and Gas for the limited purposes set forth therein, for an adjusted purchase price of approximately $153.5 million, subject to normal and customary post-closing adjustments (the “Cotulla Disposition”).  The assets sold included estimated net proved reserves as of the effective date of June 1, 2016 of approximately 6.9 MMBoe. Proved developed reserves are estimated to account for approximately 90% of the total net proved reserves. As of the effective date, the Cotulla Assets consisted of approximately 15,000 net acres with 112 gross (93 net) wells producing approximately 3,000 Boe/d. During 2017, two additional closings occurred and final settlement adjustments were made resulting in total aggregate consideration of approximately $167.4 million.

Typically, proceeds from the sale or disposition of oil and natural gas properties are applied to reduce net capitalized costs with no gain or loss recognized, unless the sale or disposition causes a significant change in the relationship between costs and the estimated quantities of proved reserves. However, in circumstances where treating a sale like a normal retirement would result in a significant change in the relationship between costs and the estimated quantities of proved reserves, judgment should be applied. The Company determined that adjustments to capitalized costs for the Cotulla Disposition would cause a significant change in the relationship between costs and the estimated quantities of proved reserves. Upon the initial closing of the Cotulla Disposition, the Company recorded a gain of approximately  $85.3 million. As a result of subsequent closings of the Cotulla Disposition, the Company has recorded additional gains totaling $10.4 million during the twelve months ended December 31, 2017.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Production Asset Transaction

On November 22, 2016, the Company completed the sale of certain non-core producing oil and gas assets, located in South Texas, to SNMP for an adjusted purchase price of approximately $24.2 million in cash (the “Production Asset Transaction”). The Production Asset Transaction includes working interests in 23 producing Eagle Ford wellbores located in Dimmit, LaSalle and Zavala counties in South Texas together with escalating working interests in an additional 11 producing wellbores located in the Palmetto Field in Gonzales County, Texas. The effective date of the Production Asset Transaction was July 1, 2016. For the escalating working interests conveyed in the 11 producing wellbores, the aggregate average working interest percentage initially conveyed was 17.92% per wellbore and, upon January 1 of each subsequent year after the closing, the purchaser’s working interest has automatically increased in incremental amounts according to the purchase agreement through January 1, 2018, at which point the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. The Company did not record any gains or losses related to the Production Asset Transaction.

Western Catarina Midstream Divestiture

On October 14, 2015, the Company and SN Catarina, LLC (“SN Catarina”) completed the sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (“Catarina Midstream”), which as of the closing included certain midstream gathering lines and associated assets and interests located in Dimmit County and Webb County, Texas and 105,263 SNMP common units to SNMP for an adjusted purchase price of $345.8 million in cash (the “Western Catarina Midstream Divestiture”). In connection with the closing of the Western Catarina Midstream Divestiture, SN Catarina and Catarina Midstream entered into a Firm Gathering and Processing Agreement (the “Gathering Agreement”) on October 14, 2015 for an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas will be dedicated for gathering by Catarina Midstream. In addition, for the first five years of the Gathering Agreement, SN Catarina will be required to meet a minimum quarterly volume delivery commitment of 10,200 Bbl per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments.  SN Catarina will be required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through the gathering system, in each case, subject to an annual escalation for a positive increase in the consumer price index. In addition, SN Catarina has, under certain circumstances, a right of first refusal during the term of the agreement and afterwards with respect to dispositions by Catarina Midstream of its ownership interest in the gathering system. The Company recorded a deferred gain of approximately $116.8 million as a result of Gathering Agreement being accounted for as an operating lease. This deferred gain will be amortized straight-line over the firm commitment of five years as an offset to the transportation fees paid to SNMP under the Gathering Agreement.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Palmetto Disposition

On March 31, 2015, we completed our disposition to a subsidiary of SNMP of escalating amounts of partial working interests in 59 wellbores located in Gonzales County, Texas (the “Palmetto Disposition”) for an adjusted purchase price of approximately $83.4 million. The effective date of the transaction was January 1, 2015. The aggregate average working interest percentage initially conveyed was 18.25% per wellbore and, upon January 1 of each subsequent year after the closing, the purchaser’s working interest will automatically increase in incremental amounts according to the purchase agreement until January 1, 2019, at which point the purchaser will own a 47.5% working interest and we will own a 2.5% working interest in each of the wellbores. We received consideration consisting of approximately $81.4 million in cash, after purchase price adjustments, and 1,052,632 common units of SNMP (the “SNMP Common Units”) valued at approximately $2.0 million as of the date of the closing. The SNMP Common Units were later sold back to SNMP in October 2015 as part of the Western Catarina Midstream Divestiture described above. The Company did not record any gains or losses related to the Palmetto Disposition.

Results of Operations and Pro Forma Operating Results

The following unaudited pro forma combined financial information for the years ended December 31, 2017 and 2016 is based on the historical consolidated financial statements of the Company adjusted to reflect as if the Comanche Acquisition and related financing had occurred on January 1, 2016.  The unaudited pro forma combined financial information includes adjustments primarily for revenues and expenses for the acquired properties, depreciation, depletion, amortization and accretion, interest expense and debt issuance cost amortization for acquisition debt, and issuance cost amortization of the acquisition preferred financing.  The unaudited pro forma combined financial statements give effect to the events set forth below:

•	The Comanche Acquisition completed March 1, 2017.
•	The issuance of 500,000 SN UnSub Preferred Units for $500 million to finance a portion of the Comanche Acquisition.
•	The borrowing of $173.5 million on a $330 million senior secured reserve based revolving credit facility of SN UnSub to finance a portion of the Comanche Acquisition.
•	Issuance of 1,455,000 shares of the Company’s common stock to certain funds managed or advised by GSO Capital Partners LP (“GSO”), which is an investor in SN UnSub.
•	Issuance of 45,000 shares of the Company’s common stock to Intrepid Private Equity V-A, LLC (“Intrepid”), which is an investor in SN UnSub.
•	Issuance of warrants to certain funds managed or advised by GSO (the “GSO Funds”) to purchase 1,940,000 shares of the Company’s common stock at an exercise price of $10 per share.
•	Issuance of warrants to Intrepid to purchase 60,000 shares of the Company’s common stock at an exercise price of $10 per share.
•	Issuance of warrants to the Blackstone Warrantholders (as defined below) to purchase 6,500,000 shares of the Company’s common stock at an exercise price of $10 per share.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

•	Issuance of 100 Class A Units in Gavilan Holdco (as defined below) to SN Comanche Manager, LLC (“SN Comanche Manager” or the “Manager”).

	Year Ended December 31,
	2017	2016
Revenues	$784,360	$693,843
Net income (loss) attributable to common stockholders	$(6,458)	$(242,847)
Net income (loss) per common share, basic and diluted	$(0.09)	$(3.38)

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

Post-Acquisition Operating Results

The amounts of revenue and excess of revenues over direct operating expenses included in the Company’s condensed consolidated statements of operations for the year ended December 31, 2017 for the Comanche Acquisition are shown in the table that follows.  Direct operating expenses include lease operating expenses and production and ad valorem taxes (in thousands):

Year Ended
December 31, 2017
Revenues	$255,282
Excess of revenues over direct operating expenses	$138,046

Note 5. Cash and Cash Equivalents

As of December 31, 2017 and 2016, cash and cash equivalents consisted of the following (in thousands):

	As of December 31,
	2017	2016
Cash at banks	$135,363	$58,269
Money market funds	49,071	443,648
Total cash and cash equivalents	$184,434	$501,917

Note 6. Debt

Debt as of December 31, 2017 consisted of $1.15 billion face value of 6.125% Notes (defined below)  maturing on January 15, 2023, $600 million principal amount of 7.75% Notes (defined below) maturing on June 15, 2021, $50.0 million related to the Second Amended and Restated Credit Agreement, $175.5 million related to the SN UnSub Credit Agreement, which is non-recourse to Sanchez Energy Corporation (“SN”) and the other obligors on the 6.125% Notes,

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

7.75% Notes and the Second Amended and Restated Credit Agreement (“Non-Recourse to the Company”), as well as to the obligors under the SR Credit Agreement (defined below) and the Non-Recourse Subsidiary Term Loan (defined below), approximately $24.0 million related to the SR Credit Agreement (defined below), which is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the Non-Recourse Subsidiary Term Loan, and approximately $4.2 million related to a 4.59% non-recourse subsidiary term loan due 2022 (the “Non-Recourse Subsidiary Term Loan”), which is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the SR Credit Agreement.

As of December 31, 2017 and 2016 the Company’s debt consisted of the following:

			Amount Outstanding
			(in thousands) as of
			December 31,	December 31,
	Interest Rate	Original Maturity Date	2017	2016
Short-Term Debt
SR Credit Agreement(1)(2)	Variable	August 8, 2018	$23,996	$—
Total short-term debt			$23,996	$—

Long-Term Debt
Second Amended and Restated Credit Agreement	Variable	June 30, 2019	$50,000	$—
SN UnSub Credit Agreement(1)	Variable	March 1, 2022	175,500	—
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
4.59% Non-Recourse Subsidiary Term Loan(1)	4.59%	August 31, 2022	4,164	—
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
			1,979,664	1,750,000
Unamortized discount on Additional 7.75% Notes			(3,126)	(4,030)
Unamortized premium on Additional 6.125% Notes			1,360	1,629
Unamortized debt issuance costs			(47,215)	(34,832)
Total long-term debt			$1,930,683	$1,712,767

(1)	These debt instruments are Non-Recourse to the Company.

(2)	Bears a weighted-average interest rate of 5.122%.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The components of interest expense are (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest on Senior Notes	$(116,938)	$(116,938)	$(116,938)
Interest on SN UnSub Credit Agreement	(7,639)	—	—
Interest on SR Credit Agreement	(105)	—	—
Interest on Non-Recourse Subsidiary Term Loan	(65)	—	—
Interest expense and commitment fees on Second Amended and Restated Credit Agreement	(2,135)	(1,561)	(1,229)
Amortization of debt issuance costs	(12,647)	(7,840)	(7,529)
Amortization of discount on Additional 7.75% Notes	(904)	(904)	(904)
Amortization of premium on Additional 6.125% Notes	270	270	201
Total interest expense	$(140,163)	$(126,973)	$(126,399)

Credit Facilities

Second Amended and Restated Credit Agreement

On June 30, 2014, the Company, as borrower, and certain of its operating subsidiaries, as loan parties, entered into a revolving credit facility represented by a $1.5 billion Second Amended and Restated Credit Agreement with Royal Bank of Canada, as the administrative agent, and the lenders party thereto (together with all subsequent amendments prior to January 1, 2018, the ‘‘Second Amended and Restated Credit Agreement’’). The Second Amended and Restated Credit Agreement provided for the issuance of letters of credit, limited in the aggregate to the lesser of $80 million and the total availability thereunder. As of December 31, 2017, there were $50 million in borrowings and no letters of credit outstanding under the Second Amended and Restated Credit Agreement, which had a borrowing base of $350 million and aggregate elected commitments of $300 million. Availability under the Second Amended and Restated Credit Agreement was at all times subject to customary conditions and the then-applicable borrowing base and aggregate elected commitment amount. As of December 31, 2017, $250 million of the $300 million aggregate elected commitment amount was available for future revolver borrowings.

The Second Amended and Restated Credit Agreement was scheduled to mature on June 30, 2019. The borrowing base under the Second Amended and Restated Credit Agreement was redetermined semi-annually by the lenders based on, among other things, an evaluation of the Company’s and its restricted subsidiaries’ oil and natural gas reserves.  Semi-annual redeterminations of the borrowing base generally occurred on or before April 1 and October 1 of each year.  The borrowing base was also subject to, among other things, (i) automatic reduction by 25% of the amount of certain issuances of high yield debt and second lien debt, (ii) interim redetermination at the election of the Company once between each scheduled redetermination, (iii) interim redetermination at the election of a majority of the lenders once between each scheduled redetermination, and (iv) if the required lenders so directed, in connection with asset sales

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

and swap terminations during the period since the most recent borrowing base determination with a combined borrowing base value of more than 10% of the value of the proved developed oil and gas properties included in the most recent reserve report, a reduction in an amount equal to the borrowing base value, as determined by the administrative agent in its reasonable judgment, of such sold assets and liquidated swaps.

The Company’s obligations under the Second Amended and Restated Credit Agreement were guaranteed by certain of the Company’s existing and future subsidiaries and were secured by a first priority lien on substantially all of the Company’s assets and the assets of its existing and future subsidiaries, including a first priority lien on all ownership interests in existing and future subsidiaries, in each case, subject to customary exceptions; provided, however, that the guarantee and first priority lien requirements did not extend to existing and future subsidiaries designated as “unrestricted subsidiaries,” including SN UnSub.

At the Company’s election, interest on borrowings under the Second Amended and Restated Credit Agreement was calculated based on an alternate base rate (“ABR”) or an adjusted Eurodollar (LIBOR) rate, in each case, plus an applicable margin.  The applicable margin varied from 1.00% to 2.00% for ABR borrowings and from 2.00% to 3.00% for Eurodollar (LIBOR) borrowings and letters of credit, if any, depending on the Company’s utilization of the borrowing base.  The Company was also required to pay a commitment fee of 0.50% per annum on any unused aggregate elected commitment amount.  Interest on ABR borrowings and the commitment fee were generally payable quarterly.  Interest on Eurodollar (LIBOR) borrowings were generally payable at the applicable maturity date, or at three-month intervals for Eurodollar (LIBOR) borrowings with an interest period of more than three months’ duration.

The Second Amended and Restated Credit Agreement contained various affirmative and negative covenants and events of default that limited the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens, consolidate or merge, dispose of certain assets, make investments, engage in transactions with affiliates, enter into hedge transactions, and make acquisitions.  The Second Amended and Restated Credit Agreement also provided for cross default between the Second Amended and Restated Credit Agreement and the other debt (including debt under the 6.125% Notes and the 7.75% Notes) and obligations in respect of hedging agreements (on a mark-to-market basis), of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $10 million.  Furthermore, the Second Amended and Restated Credit Agreement contained financial covenants that required the Company to satisfy the following tests: (i) current assets plus undrawn borrowing capacity on the Second Amended and Restated Credit Agreement to current liabilities of at least 1.0 to 1.0 as of the last day of each fiscal quarter, and (ii) net first lien debt (defined as the excess of first lien debt over cash) to consolidated last twelve months EBITDA of not greater than 2.0 to 1.0 as of the last day of any fiscal quarter. As of December 31, 2017, the Company was in compliance with the covenants of the Second Amended and Restated Credit Agreement.

From time to time, the entities that were agents, arrangers, book runners and lenders under the Second Amended and Restated Credit Agreement and their affiliates have provided, and may provide in the future, investment banking, commercial lending, hedging and financial advisory services to the Company and its affiliates in the ordinary course of business, for which they have received, or may in the future receive, customary fees and commissions for these transactions.

On February 14, 2018, we refinanced the outstanding loans under the Second Amended and Restated Credit Agreement through the issuance of $500 million in aggregate principal amount of the 7.25% Senior Secured Notes and we concurrently amended and restated the Second Amended and Restated Credit Agreement into the $25 million Third Amended and Restated Credit Agreement. See “ – Note 20, Subsequent Events.”

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

SN UnSub Credit Agreement

On March 1, 2017, SN UnSub, as borrower, entered into a credit agreement for a $500 million revolving credit facility with JP Morgan Chase Bank, N.A. as the administrative agent and the lenders party thereto with a maturity date of March 1, 2022 (the “SN UnSub Credit Agreement”).  The initial borrowing base amount under the SN UnSub Credit Agreement was $330 million.  Additionally, the SN UnSub Credit Agreement provides for the issuance of letters of credit, generally limited in the aggregate to the lesser of $50 million and the total availability under the borrowing base.  Availability under the SN UnSub Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which is subject to periodic redetermination. As of December 31, 2017, there were approximately $175.5 million of borrowings and no letters of credit outstanding under the SN UnSub Credit Agreement.

Semi-annual redeterminations of the borrowing base are generally scheduled to occur in April and October of each year.  On November 6, 2017, the borrowing base of the SN UnSub Credit Agreement was reaffirmed at $330 million in conjunction with the fall redetermination.  The next regularly scheduled borrowing base redetermination is expected in the second quarter 2018.  In addition, the borrowing base is subject to interim redetermination at the request of SN UnSub or the lenders based on, among other things, the lenders’ evaluation of SN UnSub’s and its subsidiaries’ oil and natural gas reserves.  The borrowing base is also subject to reduction by 25% of the amount of certain junior debt issuances other than the first $200 million of such debt and by reductions as a result of hedge terminations and asset dispositions that exceed 5% of the then-effective borrowing base, in addition to other customary adjustments.

The obligations under the SN UnSub Credit Agreement are guaranteed by all of SN UnSub’s existing and future subsidiaries and secured by a first priority lien on substantially all of SN UnSub’s assets and the assets of SN UnSub’s existing and future subsidiaries, including a first priority lien on all ownership interests in existing and future subsidiaries as well as a pledge of equity interests in SN UnSub held by SN EF UnSub Holdings, LLC (“SN UnSub Holdings”) and SN EF UnSub GP, LLC, the general partner of SN UnSub (the “SN UnSub General Partner”), in each case, subject to customary exceptions; provided, however, that the guarantee and first priority lien requirements do not extend to existing and future subsidiaries of SN UnSub designated as “unrestricted subsidiaries.”  As of December 31, 2017, SN UnSub had no subsidiaries.

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

The SN UnSub Credit Agreement provides for an event of default upon a change of control and cross default between the SN UnSub Credit Agreement and other indebtedness of SN UnSub in an aggregate principal amount exceeding $25 million.  Additionally, the SN UnSub Credit Agreement contains “separateness” covenants that require SN UnSub to comply with certain corporate formalities and transact with affiliates on an arm’s length basis.  Furthermore, the SN UnSub Credit Agreement contains financial covenants that require SN UnSub to satisfy certain specified financial ratios, including the following tests: (i) a current assets plus undrawn borrowing capacity on the SN

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

UnSub Credit Agreement to current liabilities ratio of at least 1.0 to 1.0 as of the last day of each fiscal quarter and (ii) a net debt to consolidated EBITDA ratio of not greater than 4.0 to 1.0 for each test period, in each case commencing with the fiscal quarter ending June 30, 2017.  As of December 31, 2017, the Company was in compliance with the covenants of the SN UnSub Credit Agreement.

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

SR Credit Agreement

As of December 31, 2017, we had approximately $24 million in additional past due borrowings under an existing credit facility of an unrestricted subsidiary acquired as part of the SR legal settlement (the “SR Credit Agreement”), which debt is Non-Recourse to the Company and to the obligors on the SN UnSub Credit Agreement and the Non-Recourse Subsidiary Term Loan. Although the original maturity date of the SR Credit Agreement was August 7, 2018, on April 18, 2017, prior to the Company’s acquisition of Sanchez Resources, the administrative agent and the lenders thereunder accelerated the obligations due under the SR Credit Agreement as a result of various defaults thereunder. If we do not repay the approximately $24 million in borrowings due under the SR Credit Agreement or successfully renegotiate the terms of such facility, then the administrative agent or the lenders under that facility could proceed against the collateral securing that debt, consisting of substantially all of Sanchez Resources’ TMS assets   (approximately 12,500 net acres). See “Item 8. Financial Statements and Supplementary Data – Note 10. Related Party Transactions”.

Senior Notes

7.75% Senior Notes Due 2021

On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of the 7.75% senior notes that will mature on June 15, 2021 (the “Original 7.75% Notes”). Interest on the notes is payable on June 15 and December 15 of each year. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and offering expenses, which we used to repay our then-outstanding indebtedness. The Original 7.75% Notes are senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of our existing and future subsidiaries.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

We have the option to redeem all or a portion of the 7.75% Notes, at any time on or after June 15, 2017 at the applicable redemption prices specified in the indenture governing such notes plus accrued and unpaid interest. In addition, we may be required to make an offer to repurchase the 7.75% Notes upon a change of control or if we sell certain of our assets.

On July 18, 2014, we completed an exchange offer of $600 million aggregate principal amount of the 7.75% Notes that had been registered under the Securities Act of 1933, as amended (the “Securities Act”), for an equal amount of the 7.75% Notes that had not been registered under the Securities Act.

6.125% Senior Notes Due 2023

On June 27, 2014, the Company completed a private offering of $850 million in aggregate principal amount senior unsecured 6.125% notes due 2023 (the “Original 6.125% Notes”). Interest on the notes is payable on each July 15 and January 15. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its previous credit facility and to finance a portion of the purchase price of the Catarina Acquisition. We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of the Company’s existing and future subsidiaries.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

The Company has the option to redeem all or a portion of the 6.125% Notes, at any time on or after July 15, 2018 at the applicable redemption prices specified in the indenture governing such notes plus accrued and unpaid interest. The Company may also redeem the 6.125% Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest and additional interest, if any, to the redemption date, at any time prior to July 15, 2018. The Company may also be required to make an offer to repurchase the 6.125% Notes upon a change of control or if we sell certain Company assets.

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

Note 7. Stockholders’ and Mezzanine Equity

Common Stock Offerings— On May 25, 2017, the Company entered into an equity distribution agreement with Citigroup Global Markets, Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. and filed with the SEC a prospectus supplement to our shelf registration statement that allows us to issue from time to time shares of our common stock up to an aggregate gross amount of $75 million (the “2017 ATM”).  Sales of our common stock, if any, under the 2017 ATM will be made by any method permitted by law deemed to be an “at the market” offering as defined under the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our shares of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

common stock or to or through a market maker or as otherwise agreed by the Company and the sales agent.  As of December 31, 2017, we had not issued any shares of our common stock under the 2017 ATM.

On February 6, 2017, the Company completed an underwritten public offering of 10,000,000 shares of the Company’s common stock at a price to the public of $12.50 per share ($11.7902 per share, net of underwriting discounts). The Company granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s common stock on the same terms, which was exercised in full and closed on February 6, 2017.  The Company received net proceeds from this offering of $135.9 million (after deducting underwriters’ discounts fees of approximately $7.8 million) from the sale of the shares of common stock.  The Company used the net proceeds of the offering for general corporate purposes, including working capital.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of December 31, 2017, based on the initial conversion price, approximately 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Company’s Board of Directors (the “Board”). The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2017, all dividends accumulated through that date had been paid. The dividends accrued for the period from October 1 to December 31, 2017, were declared by the Board and paid with the Company’s common stock on January 2, 2018.

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

At any time after October 5, 2017, the Company may at its option cause all outstanding shares of the Series A Preferred Stock to be automatically converted into common stock at the conversion price, if, among other conditions, the closing sale price (as defined) of the Company’s common stock equals or exceeds 130% of the conversion price for a specified period prior to the conversion.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. As of December 31, 2017, based on the initial conversion price, approximately 8,244,539 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of December 31, 2017, all dividends accumulated through that date had been paid. The dividends accrued for the period from October 1 to December 31, 2017, were declared by the Board and paid with the Company’s common stock on January 2, 2018.

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

NOL Rights Plan—On July 28, 2015, the Company entered into a net operating loss carryforwards rights plan (as amended, the “Rights Plan”) with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, our Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The dividend was paid on August 10, 2015 to stockholders of record as of the close of business on August 7, 2015 (the “NOL Record Date”). In addition, one Right automatically attaches to each share of common stock issued between the NOL Record Date and such date as when the Rights become exercisable. On March 1, 2017, the Company amended the Rights Plan to, among other things, amend certain defined terms to account for the issuance of warrants and grant of shares of common stock to the GSO Funds (as defined below) and the issuance of warrants to the Blackstone Warrantholders (as defined below) in connection with the closing of the Comanche Acquisition.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Also, at the closing of the Comanche Acquisition, the Company entered into (i) three separate warrant agreements to purchase an aggregate of 6,500,000 shares of the Company’s common stock with each of Gavilan Resources Holdings—A, LLC, Gavilan Resources Holdings —B, LLC, and Gavilan Resources Holdings—C, LLC (collectively, the “Blackstone Warrantholders”), that provide for a $10 exercise price per share to purchase the Company’s common stock, subject to customary anti-dilution adjustments.  The warrants issued to the Blackstone Warrantholders expire on March 1, 2022 in accordance with the terms and conditions of the applicable warrant agreement.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

such number of registrable securities as each such holder may request, subject to certain cutback rights if the Company has been advised by the managing underwriter that the inclusion of registrable securities for sale for the benefit of the holders will have an adverse effect on the price, timing or distribution of the shares of common stock in the underwritten offering.

SN Comanche Manager, LLC Class A Preferred Unit Member–On March 1, 2017 (the “Effective Date”), pursuant to the Amended and Restated LLC Agreement (the “LLC Agreement”) of Gavilan Resources Holdco, LLC (“GRHL” or “Gavilan Holdco”), GRHL authorized and issued a total of 100 Class A Units (“Class A Units”) to SN Comanche Manager, a wholly owned unrestricted subsidiary of the Company.  GRHL is the parent of Gavilan. SN Comanche Manager, as holder of the Class A Units, does not have voting rights under the LLC Agreement except with respect to amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the Effective Date. The holders of Class A Units are entitled to distributions from Available Cash (as defined in the LLC Agreement) subject to the provisions of the LLC Agreement.

SN UnSub Preferred Unit Issuance—At the closing of the Comanche Acquisition, pursuant to the SPA and subject to the other terms and conditions provided therein, the GSO Funds purchased 485,000 preferred units of SN UnSub (“SN UnSub Preferred Units”) for $485,000,000 and Intrepid purchased 15,000 SN UnSub Preferred Units for $15,000,000.  The applicable parties entered into an amended and restated partnership agreement of SN UnSub (the “Partnership Agreement”) and an amended and restated limited liability company agreement of SN UnSub General Partner (the “GP LLC Agreement”).

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

SN UnSub may, from time to time and subject to the conditions set forth in the Partnership Agreement and the SN UnSub Credit Agreement, redeem SN UnSub Preferred Units at a purchase price per unit sufficient to achieve the greater of (i) the amount required to cause the return on investment with respect to each such SN UnSub Preferred Unit to be equal to the product of (x) 1.5 multiplied by (y) the purchase price per unit and (ii) the amount required to cause the internal rate of return with respect to each SN UnSub Preferred Unit to be equal to 14.0%, in each case inclusive of previous distributions made in cash (the “Base Return”).  Partners holding a majority of the SN UnSub Preferred Units will have the option to request SN UnSub to redeem all of the preferred units for the Base Return at any time following the seventh anniversary of issuance or upon the occurrence of certain change of control transactions, as further described in the Partnership Agreement.

If (i) the SN UnSub Preferred Units are not timely redeemed by SN UnSub when required, (ii) SN UnSub fails, after March 1, 2018, to pay the holders of the SN UnSub Preferred Units a cash distribution in any two quarters, regardless of whether consecutive, and such failure is continuing, (iii) SN UnSub takes certain material actions without the consent of the holders of the SN UnSub Preferred Units, when required, (iv) certain events of default under SN UnSub and the Company’s debt agreements have occurred or (v) SN Maverick is removed as operator under the JDA under certain circumstances, then a controlled affiliate of GSO will be entitled to appoint a majority of the members of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

the board of directors of SN UnSub General Partner and may cause a sale of the assets or equity of SN UnSub in order to redeem the SN UnSub Preferred Units.

The SN UnSub Preferred Units issued in March 2017 are accounted for as mezzanine equity in the consolidated balance sheet consisting of the following as of December 31, 2017 (in thousands):

December 31,
2017
Mezzanine equity beginning balance	$—
Private placement of SN UnSub Preferred Units	500,000
Discount	(90,527)
Accretion of discount	18,039
Dividends accrued (1)	41,667
Dividends paid (2)	(41,667)
Total mezzanine equity	$427,512

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

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net earnings (loss) per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$43,192	$(141,486)	$(726,089)
Less:
Preferred stock dividends	(15,948)	(15,948)	(16,008)
Preferred unit dividends and distributions	(44,259)	—	—
Preferred unit amortization	(18,039)	—	—
Net loss allocable to participating securities(1)(2)	—	—	—
Net loss attributable to common stockholders	$(35,054)	$(157,434)	$(742,097)
Weighted average number of unrestricted outstanding common shares used to calculate basic net loss per share	75,608	58,900	57,229
Dilutive shares(3)(4)(5)	—	—	—
Denominator for diluted loss per common share	75,608	58,900	57,229
Net loss per common share - basic and diluted	$(0.46)	$(2.67)	$(12.97)

(1)	The Company's restricted shares of common stock are participating securities.

(2)

For the years ended December 31, 2017, 2016 and 2015, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company's losses.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

(3)

The year ended December 31, 2017 excludes 2,755,893 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock and 100,000 contingently issuable shares from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

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

Note 8. Stock‑Based Compensation

At the Annual Meeting of Stockholders of the Company held on May 24, 2016 (“2016 Annual Meeting”), the Company’s stockholders approved the Sanchez Energy Corporation Third Amended and Restated 2011 Long Term Incentive Plan (the “LTIP”). The Board had previously approved the LTIP on May 21, 2015, subject to stockholder approval.

The Company’s directors and consultants as well as employees of SOG and its affiliates (excluding the Company) (collectively, the “Sanchez Group”) who provide services to the Company are eligible to participate in the LTIP. Awards to participants may be made in the form of stock options, stock appreciation rights, restricted shares, phantom stock, other stock-based awards or stock awards, or any combination thereof. The maximum shares of common stock that may be delivered with respect to awards under the LTIP shall be (i) 17,239,790 shares plus (ii) upon the issuance of additional shares of common stock from time to time after April 1, 2016, an automatic increase equal to the lesser of (A) 15% of such issuance of additional shares of common stock, and (B) such lesser number of shares of common stock as determined by our Board or Compensation Committee; provided, however, that shares withheld to satisfy tax withholding obligations are not considered to be delivered under the LTIP. If any award is forfeited, cancelled, exercised, paid, or otherwise terminates or expires without the actual delivery of shares of common stock pursuant to such award (the grant of restricted stock is not a delivery of shares of common stock for this purpose), the shares subject to such award shall again be available for awards under the LTIP. There shall not be any limitation on the number of awards that may be paid in cash.  Any shares delivered pursuant an award shall consist, in whole or in part, of shares of common stock newly issued by the Company, shares of common stock acquired in the open market, from any affiliate of the Company, or any combination of the foregoing, as determined by our Board or Compensation Committee in its discretion.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2017, the Company issued 200,334 shares of restricted common stock pursuant to the LTIP to six directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair value of $6.32 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the vesting period. The Company also issued approximately 2.1 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a Services Agreement.  The majority of these shares of restricted common stock vest in equal annual amounts over a three-year period.

During the year ended December 31, 2016, the Company issued 156,126 shares of restricted common stock pursuant to the LTIP to five directors of the Company that vest within one year from the date of grant. Pursuant to ASC 718, stock-based compensation expense for these awards was based on their grant date fair values of $8.00 and $5.81 per share (the closing sales price of the Company’s common stock on the grant date) and is being amortized over the vesting period. The Company also issued approximately 4.4 million shares of restricted common stock pursuant to the LTIP to certain employees and consultants of SOG (including the Company’s officers), with whom the Company has a Services Agreement.  Approximately 3.3 million shares of restricted common stock vest in equal annual amounts over a three-year period and the remaining 1.1 million shares of restricted common stock (referred to below as PARS) cliff vest at the end of a five-year period or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the forms of agreement.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2017, no shares of PARS were issued by the Company. During the year ended December 31, 2016, the Company issued approximately 1.1 million shares of PARS pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a Services Agreement. These PARS cliff vest at the end of a five-year period or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the forms of agreement.

During the year ended December 31, 2017, the Company issued approximately 2.2 million shares of Phantom Stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a Services Agreement. The majority of these shares of Phantom Stock vest in equal annual amounts over a three-year period. No PAPS were issued during the year ended December 31, 2017.

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

On March 1, 2017, the Company’s Chief Executive Officer, Executive Chairman of the Board, President, and Chief Operating Officer entered into a new form of agreement for use in equity awards pursuant to the LTIP, for 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, and 81,745 target shares of the Company’s common stock, respectively.  The new form of agreement is a performance phantom stock agreement payable in shares of common stock (the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

“Performance Phantom Stock Agreement”).  The shares granted pursuant to the Performance Phantom Stock Agreement (the “Performance Awards”) will vest (if any) in equal annual increments over a five-year period ranging from 0% to 200% of the target shares granted based on the Company’s share price appreciation relative to the share price appreciation of the S&P Oil & Gas Exploration & Production Select Industry Index for each year in the five-year performance period beginning on January 1, 2017 and ending on December 31, 2021, subject to each officer’s continuous service with the Company through each vesting date.  For the 2017 performance period applicable to these awards, 0% of the target shares will be awarded.

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

	Year Ended December 31,
	2017	2016	2015
Restricted stock awards, directors	$6,726	$1,000	$917
Restricted stock awards, non-employees	15,455	23,961	13,914
Performance awards	728	—	—
Phantom Stock awards	17,389	12,129	—
Total stock-based compensation expense	$40,298	$37,090	$14,831

Based on the $5.31 per share closing price of the Company’s common stock on December 29, 2017, there was approximately $17.5 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding. The cost is expected to be recognized over a weighted average period of approximately 2.13 years.

Based on the $5.31 per share closing price of the Company’s common stock on December 31, 2017, there was approximately $0.6 million of unrecognized compensation cost related to these non‑vested PARS restricted shares outstanding. The cost is expected to be recognized over a weighted average period of approximately 3.29 years.

Based on the $5.31 per share closing price of the Company’s common stock on December 31, 2017, there was approximately $11.8 million of unrecognized compensation cost related to the non‑vested PAPS and Phantom Stock award shares outstanding. The cost is expected to be recognized over an average period of approximately 2.54 years.

Based on the estimated per share price of the Performance Awards on December 31, 2017, there was approximately $2.2 million of unrecognized compensation cost related to the Performance Awards.  The cost is estimated to be recognized over a weighted average period of approximately 3.01 years.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

A summary of the status of the non‑vested restricted common shares and PARS as of December 31, 2017 is presented below (in thousands, except per share amounts):

			Aggregate
		Weighted	Intrinsic
	Number of	Average	Value
	Shares	Fair Value	(in thousands)
Non-vested common stock at December 31, 2016	6,891,261	$9.18	$63,262
Granted	2,138,674	11.08	23,697
Vested	(4,022,495)	8.71	(35,036)
Forfeited	(110,712)	8.15	(902)
Non-vested common stock at December 31, 2017	4,896,728	$10.42	$51,021

As of December 31, 2017, approximately 8.3 million shares remain available for future issuance to participants under the LTIP.

A summary of the status of the non‑vested Phantom Stock shares and PAPS for the year ended December 31, 2017 is presented below (in thousands, except per share amounts):

			Aggregate
		Weighted	Intrinsic
	Number of	Average	Value
	Shares	Fair Value	(in thousands)
Non-vested common stock at December 31, 2016	4,012,413	$4.87	$19,540
Granted	2,163,240	11.07	23,947
Vested	(2,533,534)	8.81	(22,320)
Forfeited	(53,475)	10.49	(561)
Non-vested common stock at December 31, 2017	3,588,644	$5.74	$20,606

Note 9. Income Taxes

The components of the federal income tax provision for the years ended December 31, 2017, 2016 and 2015 are (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current expense (benefit) as a result of current operations	$(1,599)	$1,825	$158
Deferred expense (benefit) as a result of current operations	257,358	(46,191)	(254,560)
Increase (Decrease) in valuation allowance	(258,095)	46,191	254,560
Net income tax expense (benefit)	$(2,336)	$1,825	$158

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The difference between the statutory federal income taxes calculated using a U.S. federal statutory corporate income tax rate of 35% and the Company’s effective tax rate of (5.7)% is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit) at the federal statutory rate	$14,300	$(48,882)	$(254,077)
Officers' compensation limitation	9,570	3,115	1,328
State taxes (net of federal benefit)	2,607	(232)	(5,463)
Non-deductible general and administrative expenses	841	743	309
Percentage depletion carryforward	(86)	(144)	—
Other	(52)	39	—
Minimum Tax Credit Recoverability	(1,599)
US Tax Reform - Impact to Deferreds	227,392	—	—
Differences between actual income taxes and
amounts estimated in prior years	2,786	995	3,501
Income tax expense (benefit)	255,759	(44,366)	(254,402)
US Tax Reform - One-Time Valuation Allowance Change	(227,392)	—	—
Other Valuation Allowance Change	(30,703)	46,191	254,560
Net income tax expense (benefit)	$(2,336)	$1,825	$158

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets (liabilities):
Derivative assets (obligations)	$9,536	$12,516
Depreciable, depletable property, plant and equipment	(22,351)	138,120
Share-based compensation	936	12,408
Revenue recognition	3,593	7,077
Investments in joint ventures	(22,561)	5,064
Other	321	(2,007)
Federal net operating loss carryforward	364,922	420,302
State net operating loss carryforward	4,246	3,256
Deferred tax assets:	338,642	596,736
Valuation allowance	(338,642)	(596,736)
Total Deferred tax assets	$—	$—

As of December 31, 2017, the Company had NOLs of approximately $1,737.7 million which begin to expire in 2031. Additionally, the Company had net operating losses in the states of Montana, Mississippi, and Louisiana which will begin to expire in 2018, 2033 and 2026, respectively.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

On the basis of this evaluation, as of December 31, 2017, a valuation allowance of approximately $338.6 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The Company will continue to assess the need for a valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The Company files income tax returns in the U.S. and various state jurisdictions. Sanchez is no longer subject to examination by federal income tax authorities prior to 2014. State statutes vary by jurisdiction.

As of December 31, 2017, 2016 and 2015, the Company had no material uncertain tax positions.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”).  Among the many provisions included in the Tax Act is a provision to reduce the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

We recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes.  The guidance allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts.  As such, our 2017 financial results reflect the provisional income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined.  We did not identify any items for which the income tax effects of the Tax Act could not be reasonably estimated as of December 31, 2017.

As of December 31, 2017, we had deferred tax assets primarily related to our net operating loss carryforwards. Prior to the Tax Act, the value of these deferred tax assets was recorded at the previous income tax rate of 35%, which represented their expected future benefit to us. As a result of the Tax Act, the future benefit of these deferred tax assets was re-measured at the new income tax rate of 21% and we recorded an approximate $227.4 million provisional non-cash adjustment (exclusive of a valuation allowance) for the year ended December 31, 2017. We determined the effects of the rate change using our best estimate of temporary book-to-tax differences. Upon final analysis and remeasurement of our deferred tax balances, the adjustment we recorded during the fourth quarter of 2017 to reflect the change in corporate income tax rates may need to be adjusted in subsequent periods.

We continue to assess the impact of the Tax Act on our business. Our provisional amounts may be adjusted due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, or changes in accounting standards for income taxes or related interpretations. Any updates or changes to provisional estimates will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

Note 10. Related Party Transactions

SOG, headquartered in Houston, Texas, is a privately owned full service oil and natural gas company engaged in the exploration and development of oil and natural gas primarily in the South Texas, Louisiana and onshore Gulf Coast areas on behalf of certain of its affiliates, including the Company, pursuant to existing management service agreements. The Company refers to SOG and its affiliates (but excluding the Company) collectively as the “Sanchez Group.” Mr. Eduardo A. Sanchez and Ms. Ana Lee Sanchez Jacobs, immediate family members of the Executive Chairman of the Board, our Chief Executive Officer and an Executive Vice President of the Company, collectively with such individuals, either directly or indirectly, own 100% the equity interests of SOG; these individuals, as well as Mr.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Eduardo A. Sanchez and Ms. Ana Lee Sanchez Jacobs, are officers of SOG.  In addition, Antonio R. Sanchez, Jr. is the sole member of the board of directors of SOG.

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

Salaries and associated benefits of SOG employees are allocated to the Company at a fixed rate that is reviewed at least annually and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same fixed rate as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses and oil and natural gas production expenses for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Administrative fees	$67,381	$40,901	$30,430
Third-party expenses	5,881	5,001	5,427
Total included in general and administrative expenses and oil and natural gas production expenses	$73,262	$45,902	$35,857

As of December 31, 2017 and 2016, the Company had a net receivable from SOG and other members of the Sanchez Group of $4.5 million and a net receivable of $6.4 million, respectively, which is reflected as “Accounts receivable—related entities” in the consolidated balance sheets. The net receivable as of December 31, 2017 and 2016 consists primarily of advances paid related to leasehold and other costs paid to SOG.

As of December 31, 2017 and 2016, the Company had a net payable to SNMP of approximately $9.8 million and $9.0 million, respectively, that consists primarily of the accrual for fees associated with the Gathering Agreement related to the Western Catarina Midstream Divestiture, which is reflected in the “Accrued Liabilities – Other” account on the consolidated balance sheets.  On June 30, 2017, the Gathering Agreement was amended to, among other things, provide for an additional, incremental infrastructure fee payable to SNMP of $1.00 per barrel of water delivered by SNMP on or after April 1, 2017 through and including March 31, 2018, with no such fee being payable thereafter, and to eliminate certain late payment fees from SN Catarina to SNMP.  On September 1, 2017, SN Catarina entered into an

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

agreement with Seco Pipeline, LLC, (“Seco Pipeline”) a wholly owned subsidiary of SNMP, whereby Seco Pipeline transports certain quantities of natural gas on a firm basis for $0.22 per MMBtu delivered on or after September 1, 2017.  This agreement had an initial term of one month that expired on September 30, 2017, but the agreement continues month-to-month thereafter unless terminated by either party.

Antonio R. Sanchez, III, the son of Antonio R. Sanchez, Jr. and brother of Patricio D. Sanchez, is the Company’s Chief Executive Officer and is a member of the board of directors of both the Company and of the general partner of SNMP (“SNMP GP”).  Patricio D. Sanchez, an Executive Vice President of the Company, is the President and Chief Operating Officer of SNMP GP and a director of SNMP GP.  Eduardo A. Sanchez, the brother of Antonio R. Sanchez, III and Patricio D. Sanchez, and the son of Antonio R. Sanchez, Jr. is a director of SNMP GP. Antonio R. Sanchez, Jr., the Executive Chairman of the Board of the Company, Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez all directly or indirectly own certain equity interests in the Company, SNMP and SNMP GP.  Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez beneficially own approximately 0.67%,  2.06%,  2.04% and 2.42%, respectively, of the SNMP common units outstanding as of December 31, 2017.

Production Asset Transaction

On November 22, 2016, we completed the Production Asset Transaction previously discussed with SNMP, which is a related party (see Note 4, “Acquisitions and Divestitures”).

Carnero Processing Disposition

On November 22, 2016, we sold our membership interests in Carnero Processing, LLC (“Carnero Processing”) to SNMP, which is a related party (see Note 17, “Investments”).

SNMP Unit Acquisition

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 common units of SNMP, which is a related party, for $25.0 million in a private placement (see Note 17, “Investments”).

SNMP Lease Option

On October 6, 2016, the Company and SN Terminal, LLC (“SNT”), a wholly owned subsidiary of the Company, on the one hand, and SNMP, on the other hand, entered into a Purchase and Sale Agreement (the “Lease Option Purchase Agreement”) pursuant to which SNT sold and conveyed to SNMP an option to acquire a ground lease (the “Lease Option”) to which SNT is a party for a tract of land leased from the Calhoun Port Authority in Point Comfort, Texas.  In addition, if the Company or any of its affiliates entered into an option to engage in the construction of or participation in a Project (as defined below) and/or received the benefit of an acreage dedication from an affiliate of the Company relating to a Project, then such option and/or acreage dedication would have also been assigned to SNMP, if SNMP exercised the Lease Option.  SNMP would have paid SNT $1.00 if the Lease Option was exercised, along with $250,000 if SNMP or any other person affiliated with SNMP elected to construct, own or operate a marine crude storage terminal on or within five miles of the Port Comfort lease or participated as an investor in the same, within five miles thereof (a “Project”), or the Company or its affiliates conveyed an acreage dedication to or an option regarding a Project.  On September 11, 2017, the Company, SNT and SNMP entered into an agreement that terminated the Lease Option.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Carnero Gathering Disposition

On July 5, 2016, we sold our membership interests in Carnero Gathering, LLC (“Carnero Gathering”) to SNMP, which is a related party (see Note 17, “Investments”).

Palmetto Disposition

On March 31, 2015, we completed the Palmetto Disposition previously discussed with a subsidiary of SNMP, which is a related party (see Note 4, “Acquisitions and Divestitures”).

Western Catarina Midstream Divestiture

On October 14, 2015, we completed the Western Catarina Midstream Divestiture previously discussed with SNMP, which is a related party (see Note 4, “Acquisitions and Divestitures”).

SR Settlement

On August 11, 2017, the Company, the plaintiffs and all named defendants entered into a Stipulation of Settlement (the “Stipulation”) reflecting the terms of the settlement of the derivative stockholder litigation entitled In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG in the Court of Chancery of the State of Delaware (the “Court”), relating to the Company’s August 2013 purchase of working interests in the TMS from Sanchez Resources.  On November 6, 2017, the Stipulation was approved by the Court and became final on December 20, 2017, pursuant to which, among other things: (i) the defendants (or their insurance companies) made a payment to the Company of an aggregate of $11.75 million ($5.2 million, net of fees, expenses and other amounts); (ii) the sole member of Sanchez Resources transferred the equity of Sanchez Resources to us; (iii) Sanchez Resources transferred certain royalty interests in the TMS acreage held by Sanchez Resources to us, and (iv) Alan Jackson and Greg Colvin were removed from the Company’s compensation committee. Sanchez Resources and one of its subsidiaries is party to the SR Credit Agreement of which approximately $24.0 million is outstanding. See Note 6, “Debt” for additional discussion of the SR Credit Agreement. The credit facility is solely secured by substantially all of the assets of Sanchez Resources and/or its subsidiary, without recourse to SN or any of its other subsidiaries, consisting of approximately 12,500 net acres in the TMS. The assets and liabilities underlying the equity interests transferred to the Company were recorded following the provisions of ASC 820 to measure nonfinancial assets and liabilities at fair value. The fair value measurements were based on market and cost approaches utilizing third-party market participant operating and development estimates. The assets and liabilities underlying the equity interests transferred to the Company were recorded at fair value on a preliminary basis as of the date of the transfer as follows:

Proved oil and natural gas properties	$17,719
Unproved properties	5,227
Other assets acquired	3,952
Fair value of assets acquired	26,898
Asset retirement obligations	(2,902)
Fair value of net assets acquired	$23,996

Comanche Acquisition

On March 1, 2017, we closed the Comanche Acquisition previously discussed and, in connection with the closing, entered into a number of transactions with Gavilan, GSO and the Blackstone Warrantholders, or their affiliates,

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

which are related parties (see Note 4, “Acquisitions and Divestitures”), including (i) the SPA with an investment vehicle owned by the GSO Funds and a controlled affiliate of GSO, (ii) warrant agreements with the Blackstone Warrantholders, (iii) Registration Rights Agreements with the Blackstone Warrantholders and GSO, (iv) the Partnership Agreement with an entity controlled by an affiliate of GSO, and (v) the GP LLC Agreement with a controlled affiliate of GSO (see Note 7, “Stockholders’ and Mezzanine Equity”).

In addition, in connection with the closing of the Comanche Acquisition, we also entered into (i) separate  standstill and voting agreements (the “Standstill Agreements”) with the Blackstone Funds (as defined below) and the GSO Funds, respectively, (ii) an eight-year (subject to earlier termination as provided for therein) joint development agreement (the “JDA”) with Gavilan, (iii) a shareholders agreement (the “Shareholders Agreement”) with Gavilan Holdco, (iv) a management services agreement (the “Management Services Agreement”) with Gavilan Holdco and SN Comanche Manager, a wholly owned subsidiary of the Company, and (v) certain marketing agreements with Gavilan.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

Pursuant to a crude oil production marketing agreement, a residue gas marketing agreement and a marketing agreement for NGLs between Gavilan and SN Maverick, Gavilan sells all of its production from the Comanche Assets to SN Maverick and SN Maverick purchases all such production from Gavilan, transports and sells such production and remits to Gavilan its proportionate share of the sale proceeds

Pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager.  SN Comanche Manager, as holder of the Class A Units, does not have voting rights with respect to GRHL except regarding amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the effective date of March 1, 2017. The holders of Class A Units are entitled to distributions from Available Cash,  as defined in and subject to the provisions of the LLC Agreement.

Note 11. Derivative Instruments

To reduce the impact of fluctuations in the price of oil, natural gas and NGLs on the Company’s business and results of operations, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized.  The derivative contracts may include fixed-for-floating price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price up to a fixed ceiling price for a notional quantity of production).  In addition, the Company periodically enters into call swaptions as a way to achieve greater downside price protection than offered under prevailing fixed-for-floating price swaps by agreeing to expand the notional quantity hedged or extend the notional quantity settlement period under a fixed-for floating price swap at the counterparty’s election on a designated date.

These hedging activities, which are governed by the terms of our Credit Agreement (as defined in Note 20, “Subsequent Events”), the SN UnSub Credit Agreement and the terms of SN UnSub’s organizational documents, or were governed by our prior revolving credit facility, as applicable, are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market participants.  Any derivatives that are with (x) lenders, or affiliates of lenders, to our prior revolving credit facility or SN UnSub Credit Agreement, or (y) counterparties designated as secured with and under the Credit Agreement are, in each case, collateralized by the assets securing the applicable facility, and, therefore, do not currently require the posting of cash collateral.  Any derivatives that are with (x) non-lender counterparties, as designated under the SN UnSub Credit Agreement, or (y) counterparties that are not designated as secured under the Credit Agreement are, in each case, unsecured and do not require the posting of cash or other collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.  In connection with the closing of the Comanche Acquisition, we hedged a portion of projected future production attributable to the SN Comanche Assets, using hedge transactions that are consistent with our current hedging strategy.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

The following table presents derivative positions for the periods indicated as of December 31, 2017:

	2018	2019	2020
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged volume (Bbls)	8,121,124	3,149,000	381,000
Average price ($/Bbl)	$52.45	$51.91	$53.52

Call swaptions (NYMEX WTI):
Option volume (Bbls)	-	730,000	-
Average price ($/Bbl)	$-	$55.00	$-

Natural gas positions:
Fixed-for-floating price swaps (NYMEX Henry Hub):
Hedged volume (MMBtu)	68,818,146	17,644,000	2,361,000
Average price ($/MMBtu)	$3.04	$2.90	$2.82

The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning fair value of commodity derivatives	$(35,014)	$178,283	$123,316
Net gains (losses) on crude oil derivatives	(48,966)	(47,389)	170,592
Net gains (losses) on natural gas derivatives	42,764	(30,307)	26,843
Net settlements on derivative contracts:
Crude oil	(11,807)	(135,491)	(123,946)
Natural gas	(1,232)	(24,657)	(18,522)
Net premiums on derivative contracts:
Crude oil	—	24,547	—
Ending fair value of commodity derivatives	$(54,255)	$(35,014)	$178,283

Embedded Derivatives

In 2017, the Company has entered into contracts for the purchase of sand and coiled tubing that contain provisions that must be bifurcated from the contract and valued as derivatives.  The embedded derivatives are valued using a Monte Carlo model which utilizes observable inputs, including the NYMEX WTI oil price and NYMEX Henry

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Hub natural gas price at various points in time.  The Company has marked these derivatives to market as of December 31, 2017, and incurred an approximate $1.6 million loss for the year ended December 31, 2017 as a result.  Any gains or losses related to embedded derivatives are recorded as a component of other income (expense) in the consolidated statement of operations.

The following table sets forth a reconciliation of the changes in fair value of the Company’s embedded derivatives for the year ended December 31, 2017 (in thousands):

December 31,
2017
Beginning fair value of embedded derivatives	$—
Initial fair value of embedded derivatives	—
Loss on embedded derivatives	(1,551)
Ending fair value of embedded derivatives	$(1,551)

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

	December 31, 2017
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$16,510	$(80)	$16,430
Long-term asset	2,100	(672)	1,428
Total asset	$18,610	$(752)	$17,858
Offsetting Derivative Liabilities:
Current liability	$56,269	$(80)	$56,190
Long-term liability	18,145	(672)	17,474
Total liability	$74,415	$(752)	$73,664

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

	December 31, 2016
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$844	$(844)	$—
Long-term asset	1,426	(1,426)	—
Total asset	$2,270	$(2,270)	$—
Offsetting Derivative Liabilities:
Current liability	$32,622	$(844)	$31,778
Long-term liability	4,662	(1,426)	3,236
Total liability	$37,284	$(2,270)	$35,014

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$49,071	$—	$—	$49,071
Equity investment:
Investment in SNMP	25,227	—	—	25,227
Investment in Lonestar	5,955	—	—	5,955
Oil derivative instruments:
Swaps	—	(66,204)	—	(66,204)
Call Swaptions	—	(3,431)	—	(3,431)
Gas derivative instruments:
Swaps	—	15,380	—	15,380
Embedded derivative instruments:
Sand and coiled tubing contracts	—	(1,551)	—	(1,551)
Total	$80,253	$(55,806)	$—	$24,447

	As of December 31, 2016
	Active Market
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Cash and cash equivalents:
Money market funds	$443,648	$—	$—	$443,648
Equity investment:
Investment in SNMP	26,818	—	—	26,818
Oil derivative instruments:
Swaps	—	(8,291)	—	(8,291)
Enhanced Swaps	—	—	—	—
Three-way collars	—	—	—	—
Collars	—	(572)	—	(572)
Puts	—	—	—	—
Gas derivative instruments:
Swaps	—	(26,151)	—	(26,151)
Total	$470,466	$(35,014)	$—	$435,452

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds and time deposits included in cash and cash equivalents on the Company’s consolidated balance sheets as of December 31, 2017 and 2016. The Company’s money market funds and time deposits represent cash equivalents backed by the assets of high‑quality banks and financial institutions. The Company identified the money market funds and time deposits as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments. In addition, the Level 1 instruments include the Company’s equity investment in common units of SNMP as further discussed in Note 17, “Investments.” The investment in SNMP is being accounting for under the fair value option, included in investments on the Company’s balance sheet as of December 31, 2017. The Company identified the common units in SNMP as a Level 1 instruments due to the fact that SNMP is a publicly traded company on the NYSE American with daily quoted prices that can be easily obtained. The Level 1 instruments also include the Company’s investment in the common shares of Lonestar as further discussed in Note 17, “Investments.” The investment in the Lonestar common shares is being accounted for at fair value and included in investments on the Company’s balance sheet as of December 31, 2017.  The Company identified the Lonestar common shares as Level 1 instruments due to the fact that Lonestar is a publicly traded company on the Nasdaq Global Market exchange, with daily quoted prices that can be readily obtained.

The Company’s derivative instruments consist of swaps, call swaptions, and collars as of December 31, 2017 and 2016. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps and collars generally have observable inputs and they are classified as Level 2. Call swaption derivatives have inputs which are observable, either directly or indirectly, using market data. As of December 31, 2017, the Company believes that substantially all of the inputs required to calculate the fair value of swaps, call swaptions, and collars are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. As of December 31, 2016, the Company believed that substantially all of the inputs required to calculate the fair value of swaps and call swaptions are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations. Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no derivative instruments classified as Level 3 as of December 31, 2017 or December 31, 2016.

Embedded Derivatives:  The Company consummated contracts for the purchase of sand and coiled tubing that contain provisions that must be bifurcated from the contract and valued as a derivative.  The embedded derivatives are valued using a Monte Carlo model which utilizes observable inputs, including the NYMEX WTI oil price and the NYMEX Henry Hub natural gas price at various points in time.  The Company believes that substantially all of the inputs required to calculate the embedded derivatives are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2 inputs.  The Company has marked these derivatives to market as of December 31, 2017, and incurred an approximate $1.6 million loss as a result.  The loss is the result of the decrease in fair value of the embedded derivatives due to the forecasted increase in product costs per terms of the contracts based on an increase in future forecasted oil and natural gas commodity prices.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

The fair value of the Company’s embedded derivatives classified as Level 2 as of December 31, 2017 was $1.6 million.  Changes in the inputs will impact the fair value measurement of the Company's embedded derivative contracts.

The following table sets forth a reconciliation of changes in the fair value of the Company’s derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

	(Level 3)
	Year Ended December 31,
	2017	2016	2015
Beginning balance	$—	$—	$75,523
Total gains (losses) included in earnings	—	—	418
Net settlements on derivative contracts(1)	—	—	(14,277)
Derivative contracts transferred to Level 2	—	—	(61,664)
Ending balance	$—	$—	$—
Gains (losses) included in earnings related to derivatives still held as of December 31, 2017, 2016, and 2015	$—	$—	$(940)

(1)	Includes ($12,919) of net settlements in Level 2 that were transferred from Level 3 during 2015.

Fair Value on a Non‑Recurring Basis

The Company follows the provisions of ASC 820‑10 for nonfinancial assets and liabilities measured at fair value on a non‑recurring basis. Fair value measurements of assets acquired and liabilities assumed in business combinations are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. Our purchase price allocation for the Comanche Acquisition is presented in Note 4, “Acquisitions and Divestitures.” Liabilities assumed include asset retirement obligations existing at the date of acquisition. Asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 13, “Asset Retirement Obligations.”

As previously stated, the Company follows the provisions of ASC 820‑10 for nonfinancial assets and liabilities measured at fair value on a non‑recurring basis. The fair value measurements of assets acquired and liabilities assumed in the SR legal settlement are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. The allocation of fair value to the assets and liabilities assumed as part of the SR legal settlement is presented in Note 10, “Related Party Transactions.” Liabilities assumed include asset retirement obligations existing and short-term debt held by Sanchez Resources at the date of transfer.  Asset retirement obligation estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions, the Company has designated these liabilities as Level 3. Additional discussion of the SR legal settlement can be found in Note 10, “Related Party Transactions.” A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 13, “Asset Retirement Obligations.”

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Preferred Stock and Series B Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. There were no conversions of Series A Preferred Stock or Series B Preferred Stock into shares of the Company’s common stock during the year ended December 31, 2017. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 7, ‘‘Stockholders’ and Mezzanine Equity.’’

The Company did not record a proved property impairment during the year ended December 31, 2017. For the year ended December 31, 2016, the Company recorded a proved property impairment of $3.7 million to impair the value of our proved oil and natural gas properties in the TMS. The carrying values of the impaired proved properties were reduced to a fair value of $3.3 million, estimated using inputs characteristic of a Level 3 fair value measurement.

Fair Value of Other Financial Instruments

The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to their highly liquid nature. The registered 7.75% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments. The estimated fair value of the 7.75% Notes was $567.0 million as of December 31, 2017, and was calculated using quoted market prices based on trades of such debt as of that date. The registered 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments.  The estimated fair value of the 6.125% Notes was $974.6 million as of December 31, 2017 and was calculated using quoted market prices based on trades of such debt as of that date.

Note 13. Asset Retirement Obligations

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

The changes in the asset retirement obligation for the years ended December 31, 2017 and 2016 (in thousands) were as follows:

	As of December 31,
	2017	2016
Abandonment liability as of January 1,	$25,087	$25,907
Liabilities incurred during period	4,968	1,492
Acquisitions	8,289	219
Divestitures	(3,538)	(4,433)
Revisions	(1,343)	(172)
Accretion expense	2,635	2,074
Abandonment liability as of December 31,	$36,098	$25,087

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Note 14. Accrued Liabilities and Other Current Liabilities

The following information summarizes accrued liabilities as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Capital expenditures	$85,340	$35,154
Other:
General and administrative costs	8,855	14,738
Production taxes	5,084	2,396
Ad valorem taxes	84	2,756
Lease operating expenses	32,152	23,942
Interest payable	34,632	34,266
Preferred stock dividends and other	3,987	4,360
Total accrued liabilities	$170,134	$117,612

The following information summarizes the other payables as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Revenue payable	$75,832	$2,124
Production tax payable	2,774	—
Other	3,364	127
Total other payables	$81,970	$2,251

The following information summarizes the other current liabilities as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Operated prepayment liability	$88,999	$—
Deferred gain on Western Catarina Midstream Divestiture - short term	23,720	23,720
Phantom compensation payable - short term	2,525	7,388
Total other current liabilities	$115,244	$31,108

Note 15. Commitments and Contingencies

Litigation

On December 4, 2013, and December 16, 2013, three derivative actions were filed in the Court against the Company, certain of its officers and directors, Sanchez Resources, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC (Friedman v. A.R. Sanchez, Jr. et al., No. 9158; City of Roseville Employees’ Retirement System v. A.R. Sanchez, Jr. et al., No. 9132; and Delaware County Employees Retirement Fund v. A.R. Sanchez, Jr. et al., No. 9165 (collectively, the “Consolidated Derivative Actions”)).

On December 20, 2013, the Consolidated Derivative Actions were consolidated, co-lead counsel for the plaintiffs was appointed and the plaintiffs were ordered to file an amended consolidated complaint (In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG, hereinafter, the “Delaware Derivative Action”). On January

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

28, 2014, a verified consolidated stockholder derivative complaint was filed. The Consolidated Derivative Actions concern the Company’s purchase of working interests in the TMS from SR Acquisition I, LLC (“SR”). Plaintiffs alleged breaches of fiduciary duty against the individual defendants as directors of the Company; breaches of fiduciary duty against Antonio R. Sanchez, III as an executive director of the Company; aiding and abetting breaches of fiduciary duty against SR, Eduardo Sanchez, Altpoint Capital Partners LLC and Altpoint Sanchez Holdings, LLC; and unjust enrichment against A.R. Sanchez, Jr. and Antonio R. Sanchez, III. All of the defendants filed a motion to dismiss on April 1, 2014, which was granted by the Court on November 25, 2014. On October 2, 2015, the Delaware Supreme Court reversed the motions to dismiss and remanded the case to the Court for further proceedings. A mediation in connection with the matter was held on July 7, 2016. A second mediation in connection with the matter was held on June 13, 2017. On August 11, 2017, the Company, the plaintiffs and all named defendants entered into the Stipulation reflecting the terms of the settlement of the Delaware Derivative Action. While the defendants continue to deny each of the plaintiffs’ claims and expressly deny any fault, wrongdoing or liability, the defendants agreed to the settlement solely to resolve the disputes, to avoid the costs and risks of further litigation and to avoid further distraction to the Company’s management. The litigation was settled, subject to the approval of the Court and in consideration of, among other things, the following: (i) a payment to the Company of an aggregate of $11.75 million ($5.2 million, net of fees, expenses and other amounts), (ii) the transfer of the equity of Sanchez Resources and certain related royalty interests in any TMS acreage to the Company, and (iii) the removal of Alan Jackson and Greg Colvin from the Company’s compensation committee. The Stipulation was filed with the Court on August 14, 2017, and a hearing on the settlement was held on November 6, 2017 in the Court. The Court approved the Stipulation and dismissed the Consolidated Derivative Actions with prejudice on November 6, 2017. The terms of the Stipulation became final on December 20, 2017. See Note 10, “Related Party Transactions.”

On January 9, 2014, a derivative action was filed in 333rd district court in Harris County, Texas against the Company and certain of its officers and directors, styled Martin v. Sanchez, No. 2014-01028 (333rd Dist. Harris County, Texas). The complaint alleged a breach of fiduciary duty, corporate waste and unjust enrichment against various officers and directors. No action has been taken to date and damages are unspecified. On March 14, 2014, this action was stayed following a ruling on the motion to dismiss in the Delaware Derivative Action. After the motions to dismiss were granted in the Delaware Derivative Action, the parties entered into another agreed stay pending the appeal of the Delaware Derivative Action to the Delaware Supreme Court. This stay was entered by the court on February 5, 2015. The action was dismissed on November 17, 2017.

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Comanche Drilling Obligation

In connection with the Comanche Acquisition, we, through our subsidiaries, SN Maverick and SN UnSub, and Gavilan, entered into a development agreement with Anadarko.  The development agreement requires us to complete and equip 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022.  The development agreement permits up to 30 wells completed and equipped in excess of the annual 60 well requirement to be carried over to satisfy part of the 60 well requirement in subsequent annual periods on a well-for-well basis.  The development agreement contains a parent guarantee of the performance of SN Maverick and SN UnSub.  If we fail to complete and equip the required number of wells in a given year (after applying any qualifying additional wells from previous years), we and Gavilan must pay Anadarko E&P Onshore, LLC a default fee of $0.2 million for each well we do not timely complete and equip.  Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

Lease Payment Obligations

As of December 31, 2017, the Company had $185.7 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $99.6 million in payments due with respect to firm commitment of oil and natural gas volumes under the Gathering Agreement relating to the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $81.1 million for a corporate office lease that commenced in the fourth quarter of 2014 and has an expiration date in December 2025, and (iii) $5.0 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

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

Volume Commitments

As is common in our industry, the Company is party to certain oil and natural gas gathering and transportation and natural gas processing agreements that obligate us to deliver a specified volume of production over a defined time horizon. If not fulfilled, the Company is subject to deficiency payments. As of December 31, 2017, the Company had approximately $561.5 million in future commitments related to oil and natural gas gathering and transportation agreements ($222.3 million for 2018 through 2020, $175.6 million from 2021 through 2023, and $163.6 million under commitments expiring after December 31, 2023, in the aggregate) and approximately $179.5 million in future commitments related to natural gas processing agreements ($85.9 million for 2018 through 2020, $31.6 million from 2021 through 2023, and $62.0 expiring after December 31, 2023) that are not recorded in the accompanying consolidated balance sheets.

For the year ended December 31, 2017, the Company incurred expenses related to deficiency fees of approximately $4.8 million that are reported on the consolidated statements of operations in the "Oil and natural gas production expenses" line item. We do not anticipate that any future deficiency payments under these contracts would be material, and expect to fulfill these obligations in the future based on the applicable anticipated development plan.

Note 16. Subsidiary Guarantors

The Company filed registration statements on Form S‑3 with the SEC, which became effective January 14, 2013, June 11, 2014 and April 25, 2016 and registered, among other securities, debt securities. The subsidiaries of the

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Company named therein are co‑registrants with the Company, and the registration statement registered guarantees of debt securities by such subsidiaries. As of December 31, 2017, such subsidiaries are 100 percent owned by the Company and any guarantees by these subsidiaries will be full and unconditional (except for customary release provisions). In the event that more than one of these subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations.

The Company also filed a registration statement on Form S-4 with the SEC, which became effective on June 20, 2014, pursuant to which the Company completed an offering of the 7.75% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2017, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several. The Company also filed a registration statement on Form S-4 with the SEC, which became effective on January 23, 2015, pursuant to which the Company completed an offering of the 6.125% Notes, which are guaranteed by its subsidiaries named therein. As of December 31, 2017, such guarantor subsidiaries are 100 percent owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

The Company’s 7.75% Notes and 6.125% Notes are guaranteed by all of the Company’s subsidiaries, except for SN UR Holdings, LLC, SN Services, LLC, SNT, SN Midstream, Manager, SN UnSub General Partner, SN UnSub Holdings, SN UnSub, SN Capital, LLC, Sanchez Resources LLC, SR, SR Acquisition III, LLC and SR TMS, LLC which are unrestricted subsidiaries of the Company.

The rules of Regulation S-X Rule 3-10 require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. See Note 19, “Condensed Consolidating Financial Information” for further discussion regarding the condensed consolidating financial information for guarantor and non-guarantor subsidiaries.

The Company has no assets or operations independent of its subsidiaries and there are no significant restrictions upon the ability of its subsidiaries to distribute funds to the Company, except as noted below.  SN UnSub’s and SN UnSub General Partner’s ability to distribute funds to the Company or its subsidiaries by dividend or loan is restricted by (i) the restrictive or negative covenants in the SN UnSub Credit Agreement, (ii) the terms of the SN UnSub Preferred Units and (iii) the consent or approval rights of the GSO Funds (or their representatives or affiliates) under the Partnership Agreement and the GP LLC Agreement, as the case may be (see “Note 6. Debt—SN UnSub Credit Agreement” and “Note 7. Stockholders’ and Mezzanine Equity—SN UnSub Preferred Units Issuance”). SN UnSub and SN UnSub General Partner are separate entities apart from their respective security holders and affiliates and the assets and credit of SN UnSub and SN UnSub General Partner are not available to satisfy the debts and other obligations of such security holders and affiliates or any other person or entity.

Note 17. Investments

On June 15, 2017, the Company received 1,500,000 shares of Lonestar’s Series B Convertible Preferred Stock as part of the consideration for the Marquis Disposition.  The Series B Convertible Preferred Stock converted into Lonestar Class A Common Stock on November 3, 2017.  As of December 31, 2017, this ownership represents approximately 6.1% of Lonestar’s outstanding shares of common stock. The investment in Lonestar accounted for by the Company as investments in equity securities measured at fair value in the consolidated balance sheets at the end of each reporting period.  The Company recorded losses related to the investment in Lonestar for the year ended December 31, 2017 of less than $0.1 million.  Any gains or losses related to the investment in Lonestar are recorded as a component of other income (expense) in the consolidated statement of operations.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

On June 14, 2017, SN Catarina, LLC (“SN Catarina”), a wholly owned subsidiary of the Company, completed the sale of its 10% undivided interest in the Silver Oak II Gas Processing Facility in Bee County, Texas (the “SOII Facility”) to a subsidiary of Targa Resources Corp. (“Targa”) with an effective date of June 1, 2017 for $12.5 million of cash (the “SOII Disposition”).  Prior to the SOII Disposition, the Company had invested $12.5 million in the SOII Facility.  No gain or loss was recorded on the SOII Disposition.  The Company recorded earnings of approximately $779 thousand from its equity interest in the SOII Facility for the period from March 1, 2017 through June 1, 2017, the effective date of the transaction.

On March 1, 2017, pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager, a wholly owned unrestricted subsidiary of the Company.  GRHL is the parent of Gavilan. SN Comanche Manager, as holder of the Class A Units, does not have voting rights with respect to GRHL except regarding amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the Effective Date. The Class A Units are entitled to distributions from Available Cash, as defined in and subject to the provisions of the LLC Agreement. The Company accounts for the investment in GRHL as a cost method investment. As of December 31, 2017, the carrying value of the investment in GRHL was $7.3 million, based on the estimated fair value as of March 1, 2017. In general, the fair value of a cost method investment is not evaluated unless circumstances are present that may have an adverse effect on the fair value. The Company has not identified any such circumstances as of December 31, 2017. The Company did not record any earnings from its ownership of the Class A Units for the period from January 1, 2017 through December 31, 2017.

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 common units of SNMP for $25.0 million in a private placement. As of December 31, 2017, this ownership represents approximately 15.2% of SNMP’s outstanding common units. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP. The Company records the equity investment in SNMP at fair value at the end of each reporting period. Any gains or losses and dividend income related to the investment in SNMP are recorded as a component of other income (expense) in the consolidated statement of operations. The Company recorded losses related to the investment in SNMP for the twelve months ended December 31, 2017 of approximately $1.6 million.

On November 22, 2016, SN Midstream sold its membership interests in Carnero Processing to SNMP for an initial payment of $55.5 million and the assumption by SNMP of remaining capital commitments to Carnero Processing, which are estimated at approximately $24.5 million (the “Carnero Processing Disposition”). The Company was accounting for this joint venture as an equity method investment as Targa is the operator of the joint venture and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the sale, the Company had invested approximately $48.0 million in Carnero Processing joint venture. The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Processing. The remaining 50% membership interests of Carnero Processing are owned by an affiliate of Targa. Prior to the sale of Carnero Processing, the Company recorded losses of approximately $0.1 million from equity investments during 2016. The Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” as a result of the firm gas processing agreement that remains between the Company and Targa. This deferred gain was to be amortized over the term of this firm gas processing agreement according to volumes processed through the Carnero Processing facility, however, upon adoption of ASC 606, this deferred gain will be reversed and opening retained earnings will be adjusted as of January 1, 2018.

On July 5, 2016, SN Midstream sold its membership interests in Carnero Gathering to SNMP for an initial

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

payment of approximately $37.0 million and the assumption by SNMP of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million (the “Carnero Gathering Disposition”). The Company was accounting for this joint venture as an equity method investment as Targa is the operator of the joint ventures and has the most influence with respect to the normal day-to-day construction and operating decisions. Prior to the sale, the Company had invested approximately $26.0 million in Carnero Gathering joint venture. As part of the Carnero Gathering Disposition, SNMP is required to pay SN Midstream a monthly “earnout” based on gas received at Carnero Gathering’s Raptor Gas Processing Facility receipt points from SN Catarina and gas delivered and processed at the Raptor Gas Processing Facility by other producers.  The membership interests disposed of constitute 50% of the outstanding membership interests in Carnero Gathering. The remaining 50% membership interests of Carnero Gathering are owned by an affiliate of Targa. Prior to the sale of Carnero Gathering, the Company recorded earnings of approximately $2.3 million from equity investments during 2016. The Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” as a result of the firm gas gathering agreement that remains between the Company and Targa and a transportation services agreement between Targa and Carnero Gathering. This deferred gain was to be amortized over the term of this firm gas gathering agreement according to volumes processed through the Carnero Processing facility, however, upon adoption of ASC 606, this deferred gain will be reversed and opening retained earnings will be adjusted as of January 1, 2018.  Additionally, the adoption will result in the “earnout” being considered a derivative asset that will be revalued quarterly.

On October 2, 2015, the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the Silver Oak II Gas Processing Facility (the “SOII Facility”) in Bee County, Texas for a purchase price of $12.5 million. Targa owned the remaining undivided 90% interest in the SOII Facility, which is operated by Targa. Concurrently with the execution of the purchase and sale agreement for the SOII Facility, the Company entered into a firm gas processing agreement, whereby Targa would process a firm quantity, 125,000 Mcf/d, until the in-service date of Carnero Processing’s Raptor Gas Processing Facility. The Company accounted for the investment in the SOII Facility as an equity method investment as Targa is the operator and majority interest owner of the SOII Facility. As of December 31, 2016, the Company had invested capital of $12.5 million in the SOII Facility. The Company recorded earnings from the SOII Facility investment of approximately $1.2 million from equity investments during 2016.

Note 18. Variable Interest Entities

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

As noted previously in Note 17, “Investments,” pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager, a wholly owned unrestricted subsidiary of the Company. Although the Company did not pay any cash for the Class A Units, the Company’s investment in GRHL represents a VIE that could expose the Company to losses limited to the estimated fair value of the investment. The carrying amounts of the investment in GRHL and the Company’s maximum exposure to loss as of December 31, 2017, was approximately $7.3 million. The Company did not record any earnings from its ownership of the Class A Units for the period from March 1, 2017 through December 31, 2017. The Company determined that Blackstone is the primary beneficiary of the VIE as the Company has no significant voting rights in GRHL under the LLC Agreement and no power over decisions related to the business activities of GRHL, other than operation of the properties.

As noted previously in Note 17, “Investments,” the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility in 2015. The Company determined that ownership in the SOII

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Facility is more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. On June 14, 2017, SN Catarina completed the SOII Disposition for $12.5 million in cash. Prior to the SOII Disposition, we concluded that the investment in SOII Facility is a VIE under the revised guidance because we cannot remove Targa as operator and we do not have substantive participating rights. In addition, Targa has the discretion to direct activities of the VIEs regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIEs economic performance.

The Company had previously accounted for the VIE as an equity method investment and determined that Targa is the primary beneficiary of the VIE as Targa is the operator of the SOII Facility and has the most influence with respect to the normal day-to-day operating decisions of the facility. Prior to the sale, we included the VIE in the “Other Assets - Investments” long-term asset line on the balance sheet.

As noted previously in Note 17, “Investments,” in November 2016, the Company purchased common units of SNMP for $25.0 million as part of a private equity issuance. Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP. The Company’s investment in SNMP represents a VIE that could expose the Company to losses limited to the equity in the investment at any point in time. The carrying amounts of the investment in SNMP and the Company’s maximum exposure to loss as of December 31, 2017, was approximately $25.2 million.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Company’s maximum exposure to loss as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Beginning Balance	$39,656	$37,527
Investment in GRHL	7,280	—
Earnings on (distributions from) equity investments	(311)	311
Gain (Loss) from change in fair value of investment in SNMP	(1,591)	1,818
Sale of investments	(12,527)	—
Equity in equity investments	$32,507	$39,656

	December 31,
	2017	2016
Equity in equity investments	$32,507	$39,656
Guarantees of capital investments	—	—
Maximum exposure to loss	$32,507	$39,656

Note 19. Condensed Consolidating Financial Information

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

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

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

A summary of the condensed consolidated guarantor balance sheets for the periods ended December 31, 2017 and December 31, 2016 (in thousands) is presented below:

	December 31, 2017
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$447,984	$98,758	$117,031	$(312,975)	$350,798
Total oil and natural gas properties, net	3,987	1,275,153	748,319	-	2,027,459
Investment in subsidiaries	1,081,692	-	(7,280)	(1,074,412)	-
Other assets	25,451	4,415	62,512	-	92,378
Total Assets	$1,559,114	$1,378,326	$920,582	$(1,387,387)	$2,470,635

Liabilities and Shareholders' Equity
Current liabilities	$212,026	$312,531	$250,946	$(312,975)	$462,528
Long-term liabilities	1,827,072	26,787	195,876	-	2,049,735
Mezzanine equity	-	-	427,512	-	427,512
Total shareholders' equity (deficit)	(479,984)	1,039,008	46,248	(1,074,412)	(469,140)
Total Liabilities and Shareholders' Equity (deficit)	$1,559,114	$1,378,326	$920,582	$(1,387,387)	$2,470,635

	December 31, 2016
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$428,384	$123,380	$158,589	$(147,548)	$562,805
Total oil and natural gas properties, net	-	704,519	-	-	704,519
Investment in subsidiaries	734,704	-	-	(734,704)	-
Other assets	14,376	15,221	35,290	-	64,887
Total Assets	$1,177,464	$843,120	$193,879	$(882,252)	$1,332,211

Liabilities and Shareholders' Equity
Current liabilities	$84,673	$78,344	$170,435	$(147,548)	$185,904
Long-term liabilities	1,788,930	25,086	16,273	-	1,830,289
Total shareholders' equity (deficit)	(696,139)	739,690	7,171	(734,704)	(683,982)
Total Liabilities and Shareholders' Equity (deficit)	$1,177,464	$843,120	$193,879	$(882,252)	$1,332,211

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

A summary of the condensed consolidated guarantor statements of operations for the periods ended December 31, 2017, December 31, 2016, and December 31, 2015 (in thousands) is presented below:

	Year Ended December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$509,701	$230,630	$-	$740,331
Total operating costs and expenses	(92,008)	(387,614)	(168,942)	680	(647,884)
Other income (expense)	(121,603)	75,837	(5,145)	(680)	(51,591)
Income (loss) before income taxes	(213,611)	197,924	56,543	-	40,856

Income tax benefit	2,336	-	-	-	2,336
Equity in income (loss) of subsidiaries	193,376	-	-	(193,376)	-
Net income (loss)	$(17,899)	$197,924	$56,543	$(193,376)	$43,192

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$431,326	$-	$-	$431,326
Total operating costs and expenses	(111,155)	(367,541)	(1,947)	-	(480,643)
Other income (expense)	(177,710)	82,948	4,418	-	(90,344)
Loss before income taxes	(288,865)	146,733	2,471	-	(139,661)

Income tax expense	(1,825)	-	-	-	(1,825)
Equity in income (loss) of subsidiaries	33,730	-	-	(33,730)	-
Net income (loss)	$(256,960)	$146,733	$2,471	$(33,730)	$(141,486)

	Year Ended December 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$475,779	$-	$-	$475,779
Total operating costs and expenses	(75,096)	(1,169,246)	(1,692)	-	(1,246,034)
Other income (expense)	44,726	(402)	-	-	44,324
Loss before income taxes	(30,370)	(693,869)	(1,692)	-	(725,931)

Income tax benefit	(158)	-	-	-	(158)
Equity in income (loss) of subsidiaries	(1,416,657)	-	-	1,416,657	-
Net income (loss)	$(1,447,185)	$(693,869)	$(1,692)	$1,416,657	$(726,089)

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

A summary of the condensed consolidated guarantor statements of cash flows for the periods ended December 31, 2017, December 31, 2016, and December 31, 2015 (in thousands) is presented below:

	Year Ended December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(148,259)	$346,345	$94,003	$-	$292,089
Net cash provided by (used in) investing activities	(266,135)	(620,382)	(760,909)	264,626	(1,382,800)
Net cash provided by (used in) financing activities	157,390	303,083	577,381	(264,626)	773,228
Net increase (decrease) in cash and cash equivalents	(257,004)	29,046	(89,525)	-	(317,483)
Cash and cash equivalents, beginning of period	343,941	-	157,976	-	501,917
Cash and cash equivalents, end of period	$86,937	$29,046	$68,451	$-	$184,434

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36,741)	$218,864	$631	$-	$182,754
Net cash provided by (used in) investing activities	(46,602)	(133,412)	55,571	16,209	(108,234)
Net cash provided by (used in) financing activities	(7,650)	(85,452)	101,660	(16,209)	(7,651)
Net increase (decrease) in cash and cash equivalents	(90,993)	-	157,862	-	66,869
Cash and cash equivalents, beginning of period	434,934	-	114	-	435,048
Cash and cash equivalents, end of period	$343,941	$-	$157,976	$-	$501,917

	Year Ended December 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(43,556)	$315,516	$(1,384)	$-	$270,576

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

Net cash provided by (used in) investing activities	21,670	(247,202)	(40,327)	(26,490)	(292,349)
Net cash provided by (used in) financing activities	(16,894)	(68,314)	41,825	26,490	(16,893)
Net increase (decrease) in cash and cash equivalents	(38,780)	-	114	-	(38,666)
Cash and cash equivalents, beginning of period	473,714	-	-	-	473,714
Cash and cash equivalents, end of period	$434,934	$-	$114	$-	$435,048

Note 20. Subsequent Events

On January 2, 2018, dividends declared by our Board and accrued for the period from October 1 to December 31, 2017 for the Series A Preferred Stock and Series B Preferred Stock were paid in shares of the Company’s common stock.

Indenture and 7.25% Senior Notes

On February 14, 2018, the Company closed its private offering to eligible purchasers of $500 million in aggregate principal amount of 7.25% Senior Secured Notes. The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 14, 2018 (the “Indenture”), among the Company, the guarantors party thereto, Delaware Trust Company, as trustee, and Royal Bank of Canada, as collateral trustee.

The 7.25% Senior Secured Notes are guaranteed on a full, joint and several and senior secured basis by each of the Company’s existing domestic restricted subsidiaries and will be guaranteed by any future domestic restricted subsidiary, in each case, if and so long as such entity guarantees (or is an obligor with respect to) indebtedness (other than the 7.25% Senior Secured Notes) in excess of $10 million or under the Credit Agreement (as defined below). The 7.25% Senior Secured Notes are secured by first-priority liens on substantially all of the Company’s and any subsidiary guarantor’s assets. The 7.25% Senior Secured Notes and the guarantees are, pursuant to a collateral trust agreement (the “CTA”), secured by first-priority liens on a “second-out” collateral proceeds payment priority basis and thus are effectively junior to any “first-out” obligations, including obligations under the Credit Agreement and obligations under any hedging arrangements and cash management arrangements permitted to be secured on a “first-out” basis under the Credit Agreement, to the extent of the value of the collateral securing such “first-out” obligations. The 7.25% Senior Secured Notes and the guarantees rank effectively senior to all of the Company’s existing and future senior unsecured indebtedness to the extent of the value of the collateral securing the 7.25% Senior Secured Notes and the guarantees.

The 7.25% Senior Secured Notes will mature on February 15, 2023, unless on October 10, 2022 either (i) some or all of the Company’s 6.125% Notes are still outstanding and have not been defeased or (ii) the Company or any of its restricted subsidiaries have any outstanding indebtedness that was used to purchase, repurchase, redeem, defease or otherwise acquire or retire for value the Company’s 6.125% Notes, and such indebtedness under this clause (ii) has a final maturity date that is earlier than May 17, 2023, in which case of either clause (i) or clause (ii), the 7.25% Senior Secured Notes will mature on October 14, 2022.

The 7.25% Senior Secured Notes are redeemable, in whole or in part, on or after February 15, 2020 at the redemption prices described in the Indenture, together with accrued and unpaid interest. At any time prior to February 15, 2020, the Company may redeem the 7.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest to the redemption date.

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

In addition, the Company may redeem up to 35% of the 7.25% Senior Secured Notes prior to February 15, 2020 in an amount not greater than the net cash proceeds from one or more equity offerings at a redemption price equal to 107.25% of their principal amount, together with accrued and unpaid interest to the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes of control, in certain circumstances it must offer to repurchase the 7.25% Senior Secured Notes.

The Indenture restricts the Company’s ability, and the ability of the Company’s restricted subsidiaries, to: (i) incur additional indebtedness or issue preferred stock; (ii) pay dividends or make other distributions; (iii) make other restricted payments and investments; (iv) create liens; (v) incur restrictions on the ability of restricted subsidiaries to pay dividends or make certain other payments; (vi) sell assets, including capital stock of restricted subsidiaries; (vii) merge or consolidate with other entities; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important qualifications and limitations, and the Company’s unrestricted subsidiaries (including SN EF UnSub, LP) will not be subject to these covenants. Many of the covenants in the Indenture will be terminated if at any time no default (other than a reporting default) exists under the Indenture and the 7.25% Senior Secured Notes receive an investment grade rating from both of two specified ratings agencies.

The 7.25% Senior Secured Notes and the guarantees are secured on a first-priority basis, subject in priority only to permitted collateral liens and to the prior rights of the Credit Agreement and other “first-out” obligations under the CTA, in the following assets of the Company and the subsidiary guarantors (the “Shared Collateral”): (i) substantially all of the Company’s and its restricted subsidiaries’ oil and gas properties with proved reserves, (ii) 100% of the equity interest of the Company’s restricted subsidiaries and any of their future direct material restricted subsidiaries; and (iii) substantially all of the Company’s and any guarantor’s other material personal property, but in each case excluding, among other things, deposit accounts, oil and gas properties with no proved reserves, equity interests in SN UnSub and other existing and future subsidiaries designated as “unrestricted subsidiaries.”

The Indenture provides that each of the following is an event of default: (i) default for 30 days in the payment when due of interest on the 7.25% Senior Secured Notes; (ii) default in payment when due (at stated maturity, upon redemption, acceleration or otherwise) of the principal of, or premium, if any, on, the 7.25% Senior Secured Notes; (iii) failure by the Company to comply with certain covenants relating to merger, consolidation, sale of all or substantially all assets or change of control; (iv) failure by the Company for 30 days after notice to comply with certain obligations to repurchase 7.25% Senior Secured Notes from the proceeds of certain asset sales; (v) failure by the Company for 180 days after notice to comply with its reporting obligations; (vi) failure by the Company for 60 days after notice to comply with any of the other agreements in the Indenture; (vii) there occurs with respect to any indebtedness having an outstanding principal amount of $40 million or more of the Company or any of its restricted subsidiaries (a) an event of default which results in such indebtedness being due and payable prior to its express maturity or (b) failure to make a principal, premium or interest payment when due and such defaulted payment is not made, waived or extended within the applicable grace period; (viii) failure by the Company or any of its restricted subsidiaries to pay final judgments aggregating in excess of $40 million, which judgments are not paid, discharged or stayed for a period of 60 days; (ix) certain events of bankruptcy or insolvency described in the Indenture with respect to the Company or any of the Company’s significant subsidiaries; (x) any guarantee ceases to be in full force and effect, other than in accordance with the terms of the Indenture, or a guarantor of the 7.25% Senior Secured Notes denies or disaffirms its obligations under its guarantee; (xi) any priority lien with value in excess of $50 million ceases to be enforceable, and such failure continues uncured for 45 days after any officer of the Company or any restricted subsidiary becomes aware of such failure; (xii) any priority lien with value in excess of $50 million ceases to be an enforceable and perfected first-priority lien, and such failure continues uncured for 45 days after any officer of the Company or any restricted subsidiary becomes aware of such failure; and (xiii) the Company or any other grantor denies or disaffirms any obligation of the Company or any other grantor set forth under any priority lien document establishing priority liens. In the case of an event of default arising from certain events of bankruptcy or

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

insolvency with respect to the Company or the Company’s significant subsidiaries, all outstanding 7.25% Senior Secured Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.25% Senior Secured Notes may declare all the 7.25% Senior Secured Notes to be due and payable immediately.

Third Amended and Restated Credit Agreement

On February 14, 2018, the Company, as borrower, and its existing restricted subsidiaries, as loan parties (the “Loan Parties”), entered into a revolving credit facility represented by a Third Amended and Restated Credit Agreement dated as of February 14, 2018 with Royal Bank of Canada as the administrative agent and collateral agent, RBC Capital Markets as the Arranger and the lenders party thereto, providing for a $25 million first-out senior secured working capital and letter of credit facility (the “Credit Agreement”), which amended and restated the Company’s existing credit facility in its entirety. Availability under the Credit Agreement is at all times subject to customary conditions but, except in limited circumstances, not to satisfaction of any collateral coverage ratio or other maintenance covenants.

The Credit Agreement will mature on the earlier of (i) February 14, 2023 and (ii) the 91st day prior to the scheduled maturity of any “material indebtedness,” which is defined to include, without limitation, any indebtedness arising in connection with the Company’s 7.75% Notes, 6.125% Notes or the 7.25% Senior Secured Notes.  The 7.75% Notes are scheduled to mature on June 15, 2021.

The Company’s obligations under the Credit Agreement are guaranteed by all of the Company’s restricted subsidiaries that guarantee the 7.25% Senior Secured Notes and, pursuant to the CTA, are secured by priority liens on a first-out collateral proceeds payment priority basis in the Shared Collateral referred to above, subject only to permitted collateral liens.

As a condition precedent to the issuance of loans or letters of credit under the Credit Agreement when there are no loans or letters of credit currently outstanding, the Company must demonstrate that the PDP Coverage Ratio is no less than 4.00 to 1.00. “PDP Coverage Ratio” means the then-applicable ratio of (i) (a) the Loan Parties’ proved developed producing properties’ PV-10 value, (b) the net mark-to-market value of commodity swaps in effect as of the date of calculation, plus (c) unrestricted cash on hand of the Loan Parties to (ii) the Credit Agreement commitment amount (initially $25,000,000). The Credit Agreement: (x) requires the PDP Coverage Ratio to be calculated (i) following any disposition by a Loan Party to a non-Loan Party of any proved developed producing properties that were included in the most recent reserve report delivered to the collateral agent that had a PV-10 value in excess of $10,000,000 in such reserve report, (ii) as of the end of each fiscal quarter of the Company if any loans or letters of credit under the Credit Agreement are outstanding at such time, and (iii) at the time of certain proposed restricted payments under the Credit Agreement; (y) to the extent at the time of any calculation specified in clause (x)(i) or (ii) the PDP Coverage Ratio is less than 4.00 to 1.00, requires a reduction in the commitment thereunder, together with any mandatory repayment of outstanding loans or cash collateralization of outstanding letters of credit to the extent necessary to increase the PDP Coverage Ratio to at least 4.00 to 1.00; and (z) prohibits any such restricted payments unless the PDP Coverage Ratio after giving effect to such restricted payment on a pro forma basis is at the time at least 4.00 to 1.00.

At the Company’s election, interest on borrowings under the Credit Agreement may be calculated based on an alternate base rate (“ABR”) or an adjusted Eurodollar (LIBOR) rate, plus an applicable margin. The applicable margin is either 1.50% or 2.25% for ABR borrowings and either 2.50% or 3.25% for Eurodollar (LIBOR) borrowings and letters of credit, if any, depending on the Company’s utilization of the availability under the Credit Agreement. The Company is also required to pay a commitment fee of 0.50% per annum on any unused commitment amount. Interest on ABR

Sanchez Energy Corporation

Notes to the Consolidated Financial Statements (Continued)

borrowings and the commitment fee are generally payable quarterly. Interest on Eurodollar borrowings are generally payable at the end of the applicable interest period.

The Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens and consolidate or merge. The Credit Agreement also provides for cross default between the Credit Agreement and the other material indebtedness of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $40 million.

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

Marquis Disposition

On November 7, 2017, Lonestar filed a registration statement on Form S-3 registering, among other things, the resale of the 1.5 million shares of Class A Common Stock held by the Company to comply with Lonestar’s obligations under a registration rights agreement with the Company.  The registration statement was amended by Lonestar on February 14, 2018.  On February 22, 2018, the registration statement was declared effective by the SEC.

Sanchez Energy Corporation

Supplementary Quarterly Financial Results (Unaudited)

Net income (loss) attributable to common stockholders

The following table presents the Company’s unaudited quarterly financial information for 2017 and 2016 (in thousands, except per share amounts). During the fourth quarter of 2017, the Company changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method of accounting. Because this change in accounting principle is required to be applied retroactively, financial information for the third quarter of 2017 and prior periods presented in the tables below have been revised.

	First	Second	Third	Fourth
2017, under Successful Efforts:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$133,843	$175,704	$184,806	$245,978
Impairment of oil and natural gas properties	(1,845)	29	(740)	(37,018)
Operating costs and expenses	(138,743)	(146,450)	(144,230)	(178,887)
Operating income (loss)	(6,745)	29,283	39,836	30,073
Interest income	357	150	163	166
Other income (expense)	10,535	(6,618)	1,537	5,648
Gain (loss) on sale of oil and natural gas properties	4,344	6,022	71,589	—
Interest expense	(33,025)	(35,961)	(35,686)	(35,491)
Earnings from Equity Investments	435	242	102	—
Net gains (losses) on commodity derivatives	38,881	59,615	(41,719)	(62,877)
Other income (expense), net	21,527	23,450	(4,014)	(92,554)
Income (loss) before income taxes	14,782	52,733	35,822	(62,481)
Income tax benefit (expense)	953	255	—	1,128
Net income (loss)	15,735	52,988	35,822	(61,353)
Less:
Preferred stock dividends	(3,987)	(3,987)	(3,988)	(3,986)
Preferred unit dividends and distributions	(16,466)	(10,949)	(8,347)	(8,497)
Preferred unit amortization	(1,710)	(5,282)	(5,517)	(5,530)
Net income allocable to participating securities (1) (2)	—	(2,378)	(1,230)	—
Net income (loss) attributable to common
stockholders	$(6,428)	$30,392	$16,740	$(79,366)
Basic income (loss) per share (3)	$(0.09)	$0.40	$0.22	(1.01)
Weighted average common shares outstanding - basic	69,659	76,395	77,453	78,804
Diluted income (loss) per share (3)	$(0.09)	$0.39	$0.22	$(1.01)
Weighted average common shares outstanding - diluted	69,659	89,015	77,553	78,804

(1)	No losses are allocated to participating restricted stock. Such securities do not have a contractual obligation to share in the Company’s losses.

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

(4)

	First	Second	Third	Fourth
2016, under Successful Efforts:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$79,816	$110,968	$114,807	$125,735
Impairment of oil and natural gas properties	(20,982)	(3,734)	(9,058)	(13,606)
Operating costs and expenses	(98,238)	(110,363)	(106,547)	(118,112)
Operating income (loss)	(39,404)	(3,129)	(799)	(5,983)
Interest income	325	158	146	227
Other income (expense)	(414)	211	7	330
Gain on disposal of assets	—	—	—	85,322
Interest expense	(31,606)	(31,822)	(31,797)	(31,748)
Earnings from Equity Investments	512	2,179	463	312
Net gains (losses) on commodity derivatives	22,757	(58,750)	18,640	(35,796)
Other income (expense), net	(8,426)	(88,024)	(12,541)	18,647
Income (loss) before income taxes	(47,830)	(91,153)	(13,340)	12,664
Income tax benefit (expense)	—	—	(1,441)	(384)
Net income (loss)	(47,830)	(91,153)	(14,781)	12,280
Less:
Preferred stock dividends	(3,987)	(3,987)	(3,987)	(3,987)
Net income allocable to participating securities (1) (2)	—	—	—	(861)
Net income (loss) attributable to common
stockholders	$(51,817)	$(95,140)	$(18,768)	$7,432
Basic income (loss) per share (3)	$(0.89)	$(1.63)	$(0.32)	0.13
Weighted average common shares outstanding - basic	58,099	58,413	59,190	59,252
Diluted income (loss) per share (3)	$(0.89)	$(1.63)	$(0.32)	$0.13
Weighted average common shares outstanding - diluted	58,099	58,413	59,190	59,252

(1)	No losses are allocated to participating restricted stock. Such securities do not have a contractual obligation to share in the Company’s losses.

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

The following tables present a summary of the Company’s quarterly summarized statements of operations for 2017 and 2016 reported under the full cost method:

	First	Second	Third	Fourth
2017, under Full Cost:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$133,843	$175,704	$184,806	$245,979
Impairment of oil and natural gas properties	—	—	—	—
Operating costs and expenses	(147,420)	(154,211)	(149,926)	(181,913)
Operating income (loss)	(13,577)	21,493	34,880	64,066
Interest income	357	150	163	166
Other income (expense)	10,535	(6,618)	(448)	3,883
Gain (loss) on sale of oil and natural gas properties	5,143	7,133	(2,074)	—
Interest expense	(33,025)	(35,961)	(35,686)	(35,492)
Earnings from Equity Investments	435	242	102	—
Net gains (losses) on commodity derivatives	38,881	59,615	(41,719)	(62,877)
Other income (expense), net	22,326	24,561	(79,662)	(94,320)
Income (loss) before income taxes	8,749	46,054	(44,782)	(30,254)
Income tax benefit (expense)	953	255	—	1,129
Net income (loss)	9,702	46,309	(44,782)	(29,125)
Less:
Preferred stock dividends	(3,987)	(3,987)	(3,988)	(3,987)
Preferred unit dividends and distributions	(16,466)	(10,949)	(8,347)	(8,497)
Preferred unit amortization	(1,710)	(5,282)	(5,517)	(5,530)
Net income allocable to participating securities (1) (2)	—	(1,893)	—	—
Net income (loss) attributable to common
stockholders	$(12,461)	$24,198	$(62,634)	$(47,139)
Basic income (loss) per share (3)	$(0.18)	$0.32	$(0.81)	(0.60)
Weighted average common shares outstanding - basic	69,659	76,395	77,453	78,804
Diluted income (loss) per share (3)	$(0.18)	$0.31	$(0.81)	$(0.60)
Weighted average common shares outstanding - diluted	69,659	89,015	77,453	78,804

(1)	No losses are allocated to participating restricted stock. Such securities do not have a contractual obligation to share in the Company’s losses.

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

	First	Second	Third	Fourth
2016, Under Full Cost:	Quarter	Quarter	Quarter	Quarter
Oil and natural gas revenue	$79,816	$110,968	$114,807	$125,735
Impairment of oil and natural gas properties	(22,084)	(87,380)	(59,582)	—
Operating costs and expenses	(115,081)	(118,432)	(107,505)	(113,023)
Operating income (loss)	(57,349)	(94,844)	(52,280)	12,712
Interest income	325	158	146	227
Other income (expense)	(414)	211	7	330
Gain (loss) on sale of oil and natural gas properties	—	—	—	112,294
Interest expense	(31,606)	(31,822)	(31,797)	(31,748)
Earnings from Equity Investments	512	2,179	463	312
Net gains (losses) on commodity derivatives	22,757	(58,750)	18,640	(35,796)
Other income (expense), net	(8,426)	(88,024)	(12,541)	45,619
Income (loss) before income taxes	(65,775)	(182,868)	(64,821)	58,331
Income tax benefit (expense)	—	—	(1,441)	(384)
Net income (loss)	(65,775)	(182,868)	(66,262)	57,947
Less:
Preferred stock dividends	(3,987)	(3,987)	(3,987)	(3,987)
Net income allocable to participating securities (1) (2)	—	—	—	(5,601)
Net income (loss) attributable to common
stockholders	$(69,762)	$(186,855)	$(70,249)	$48,359
Basic income (loss) per share (3)	$(1.20)	$(3.20)	$(1.19)	0.82
Weighted average common shares outstanding - basic	58,099	58,413	59,190	59,252
Diluted income (loss) per share (3)	$(1.20)	$(3.20)	$(1.19)	$0.73
Weighted average common shares outstanding - diluted	58,099	58,413	59,190	71,772

(1)	No losses are allocated to participating restricted stock. Such securities do not have a contractual obligation to share in the Company’s losses.

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

Effect of Accounting Change on Fourth Quarter

As the Company recast the financial statements due to a change in accounting principle during the fourth quarter of 2017, the effects of the accounting change on the fourth quarter consolidated statement of operations are included below. Refer to Note 3, “Change in Accounting Principle” for additional details.

	Changes to the Consolidated Statement of Operations
For the Quarter Ended December 31, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In thousands, except per share data)
Oil and natural gas production expenses	$76,239	$(2,227)	$74,012
Depreciation, depletion, amortization and accretion	63,171	(799)	62,372
Impairment of oil and natural gas properties	—	37,018	37,018
Other income (expense)	3,883	1,765	5,648
Net loss	(29,125)	(32,227)	(61,352)
Net income allocable to participating securities	—	—	—
Net loss attributable to common stockholders	$(47,139)	$(32,227)	$(79,366)
			—
Net loss per common share - basic and diluted	$(0.60)	$(0.41)	$(1.01)

Sanchez Energy Corporation
Supplemental Information on Oil and Natural Gas Exploration,
Development and Production Activities
(Unaudited)

During the fourth quarter of 2017, the Company changed its method of accounting for its oil and gas exploration and development activities from full cost to the successful efforts method of accounting. Because this change in accounting principle is required to be applied retroactively, financial information for the third quarter of 2017 and prior periods presented in the tables below have been revised.

Capitalized Costs—Capitalized costs and accumulated depreciation, depletion and impairment relating to the Company’s oil and natural gas producing activities are summarized below as of the dates indicated (in thousands):

	As of December 31,
	2017	2016	2015
Oil and Natural Gas Properties:
Unproved	$398,605	$225,023	$246,598
Proved	3,130,407	1,849,732	1,912,394
Total Oil and Natural Gas Properties	3,529,012	2,074,755	2,158,993
Less Accumulated depreciation, depletion, amortization and impairment	(1,501,553)	(1,370,236)	(1,463,524)
Net oil and natural gas properties capitalized	$2,027,459	$704,519	$695,468

Costs Incurred—Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Exploration costs	$5,755	$379	$30,523
Development costs	562,309	284,569	512,208
Acquisition and Divestiture costs:
Proved properties	326,835	50	—
Unproved properties	733,511	13,430	8,508
Total Costs Incurred	$1,628,410	$298,428	$551,239

Seismic costs included in exploration costs	$5,755	$379	$1,446

Results of Operations—Results of operations for the Company’s production of oil, natural gas and NGLs are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Oil, natural gas and natural gas liquids revenue	$740,331	$431,326	$475,779
Less operating expenses:
Oil, natural gas and natural gas liquids production expenses	(244,461)	(155,660)	(154,672)
Production and ad valorem taxes	(36,615)	(19,633)	(26,870)
Depreciation, depletion, amortization and accretion	(177,078)	(147,485)	(264,379)
Impairment of oil and natural gas properties	(39,574)	(47,381)	(723,971)
Results of operations from oil and gas producing activities	$242,603	$(81,680)	$(1,417,191)

Reserves—Proved reserves are those quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.

Proved undeveloped reserves (“PUDs”) are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of producing economic quantities at a greater distance. Only those undrilled locations that are scheduled to be drilled within five years pursuant to a development plan can be allocated to undeveloped reserves, unless the specific circumstances justify a longer time. As of December 31, 2017, the Company did not have any PUDs previously disclosed that have remained undeveloped for five years or more and no PUD locations included in the Company’s proved oil reserves are scheduled to be drilled after five years.

Estimates of proved developed and undeveloped reserves for the periods presented are based on estimates made by the independent engineers, Ryder Scott.

Proved reserves for all periods presented were estimated in accordance with the guidelines established by the SEC and FASB. The rules require SEC reporting companies to prepare their reserve estimates based on the average prices during the 12 month period prior to the ending date of the period covered in the report, determined as the unweighted arithmetic average of the prices in effect on the first day of the month for each month within such period, unless prices were defined by contractual arrangements. The product prices used to determine the future gross revenues for each property reflect adjustments to the benchmark prices for gravity, quality, local conditions, and/or distance from the market. The pricing used for the estimates of the Company’s reserves of oil and condensate as of December 31, 2017, 2016 and 2015 was based on unweighted twelve month average WTI posted prices of $51.34, $42.75, and $50.28, respectively. The pricing used for the estimates of the Company’s reserves of natural gas as of December 31, 2017, 2016 and 2015 were based on an unweighted twelve month average Henry Hub spot natural gas prices average of $2.98, $2.49, and $2.58, respectively. The pricing used for the estimates of the Company’s reserves of NGLs as of December 31, 2017, 2016 and 2015 were based on an unweighted twelve month average Mt. Belvieu prices average of $31.82, $19.97, and $19.90, respectively.

Net proved quantities summary

The following table sets forth the net proved, proved developed and proved undeveloped reserves activity for the years ended December 31, 2017, 2016 and 2015:

	Oil (MBbl)	Natural Gas Liquids (MBbl)	Natural Gas (MMcf)	MBoe (1)
Balance as of December 31, 2014	64,534	35,284	209,653	134,760
Revisions of previous estimates	(16,395)	(2,000)	3,427	(17,823)
Extensions and discoveries	14,369	10,091	63,860	35,103
Sales of reserves in place	(3,578)	(824)	(4,871)	(5,213)
Production	(7,165)	(5,754)	(37,594)	(19,184)
Balance as of December 31, 2015	51,765	36,798	234,475	127,643
Revisions of previous estimates	(20,506)	(10,733)	(49,076)	(39,418)
Extensions and discoveries	42,778	39,237	278,715	128,467
Sales of reserves in place	(3,090)	(675)	(3,760)	(4,392)
Production	(6,370)	(5,960)	(43,189)	(19,529)
Balance as of December 31, 2016	64,577	58,667	417,165	192,770
Revisions of previous estimates	(4,778)	(296)	26,146	(715)
Extensions and discoveries	15,920	13,288	93,153	44,733
Purchases of reserves in place	57,063	48,909	292,051	154,647
Sales of reserves in place	(2,155)	(506)	(2,273)	(3,040)
Production	(8,217)	(8,342)	(54,650)	(25,667)
Balance as of December 31, 2017	122,411	111,719	771,593	362,729
Proved developed reserves:
As of December 31, 2015	21,718	20,803	132,911	64,672
As of December 31, 2016	18,245	21,060	149,029	64,143
As of December 31, 2017	54,514	57,340	384,989	176,018
Proved undeveloped reserves:
As of December 31, 2015	30,048	15,995	101,564	62,970
As of December 31, 2016	46,332	37,606	268,136	128,627
As of December 31, 2017	67,897	54,380	386,604	186,711

(1)Oil equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil.

Standardized Measure—The standardized measure of discounted future net cash flows relating to the Company’s ownership interest in proved reserves of oil, natural gas and NGLs as of December 31, 2017, 2016 and 2015 is shown below (in thousands):

	As of December 31,
Standardized Measure	2017	2016	2015
Future cash inflows	$10,603,354	$4,300,728	$3,424,682
Future production costs	(5,165,626)	(2,362,243)	(1,744,947)
Future development costs	(1,529,907)	(919,418)	(667,117)
Future income taxes	—	—	—
Discount to present value at 10% annual rate	(2,021,700)	(505,696)	(419,144)
Standardized measure of discounted future net cash flows	$1,886,121	$513,371	$593,474

The future cash flows are based on average first‑day‑of‑month prices during the prior 12‑month period and cost rates in existence at the time of the projections.

Changes in standardized measure of discounted future net cash flows—Changes in standardized measure of discounted future net cash flows relating to proved reserves of oil, natural gas and NGLs for each of the three years in the period ended December 31, 2017 are summarized below (in thousands):

	Year Ended December 31,
Summary of Changes	2017	2016	2015
Balance, beginning of period	$513,371	$593,474	$1,780,578

Net changes in prices and costs	915,948	(209,286)	(1,790,803)
Revisions of previous quantity estimates	(7,033)	(235,324)	(120,836)
Extensions, discoveries and improved recovery, less related costs	236,369	239,765	279,679
Sales of oil and gas - net of production costs	(452,139)	(247,126)	(292,382)
Net change in income taxes	—	—	142,761
Changes in development costs	307,280	456,565	426,246
Accretion of discount	51,337	59,347	178,058
Purchases of reserves in place	523,514	2,319	—
Sales of reserves in place	(27,057)	(49,738)	(136,828)
Change in production rates, timing, and other	(175,469)	(96,625)	127,001
Net change	1,372,750	(80,103)	(1,187,104)

Balance, end of period	$1,886,121	$513,371	$593,474