Form 10-Q
period 2018-06-30
Sanchez Energy Corp
filed 2018-08-07
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

ma
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Number of shares of Registrant’s common stock, par value $0.01 per share, outstanding as of August 3, 2018: 87,797,690

Sanchez Energy Corporation

Form 10‑Q

For the Quarterly Period Ended June 30, 2018

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q  contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10‑Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements.  These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management.  When used in this Quarterly Report on Form 10‑Q, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “forecast,” “budget,” “guidance,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words.  In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows, operational and commercial benefits of our partnerships, expected benefits from acquisitions, including the Comanche Acquisition (as defined in Note 4, “Acquisitions and Divestitures” of Part I, Item 1. Financial Statements) and our strategic relationship with Sanchez Midstream Partners LP (f/k/a Sanchez Production Partners LP) (“SNMP”) are forward‑looking statements.  Forward‑looking statements are not guarantees of performance.  Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control.  Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct.  Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

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

•

our ability to successfully integrate our various acquired assets into our operations, fully identify existing and potential problems with respect to such assets and accurately estimate reserves, production and costs with respect to such assets;

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

WTI:  West Texas Intermediate crude.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$437,689	$184,434
Oil and natural gas receivables	88,207	101,396
Joint interest billings receivables	15,793	22,569
Accounts receivable - related entities	6,192	4,491
Fair value of derivative instruments	3,241	16,430
Other current assets	10,877	21,478
Total current assets	561,999	350,798
Oil and natural gas properties, on the basis of successful efforts accounting:
Proved oil and natural gas properties	3,418,554	3,130,407
Unproved oil and natural gas properties	434,244	398,605
Total oil and natural gas properties	3,852,798	3,529,012
Less: Accumulated depreciation, depletion, amortization and impairment	(1,618,850)	(1,501,553)
Total oil and natural gas properties, net	2,233,948	2,027,459

Other assets:
Fair value of derivative instruments	8,836	1,428
Investments (Investment in SNMP measured at fair value of $26.8 million and $25.2 as of June 30, 2018 and December 31, 2017, respectively)	46,758	38,462
Other assets	52,873	52,488
Total assets	$2,904,414	$2,470,635
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$15,446	$14,994
Other payables	100,451	81,970
Accrued liabilities:
Capital expenditures	93,506	85,340
Other	96,036	84,794
Fair value of derivative instruments	102,904	56,190
Short term debt	23,996	23,996
Other current liabilities	71,107	115,244
Total current liabilities	503,446	462,528
Long term debt, net of premium, discount and debt issuance costs	2,364,749	1,930,683
Asset retirement obligations	38,499	36,098
Fair value of derivative instruments	31,132	17,474
Other liabilities	34,332	65,480
Total liabilities	2,972,158	2,512,263
Commitments and contingencies (Note 17)
Mezzanine equity:
Preferred units ($1,000 liquidation preference, 500,000 units authorized, issued and outstanding as of June 30, 2018 and December 31, 2017)	452,131	427,512
Stockholders' deficit:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of June 30, 2018 and December 31, 2017 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of June 30, 2018 and December 31, 2017 of 6.500% Convertible Perpetual Preferred Stock, Series B)	53	53
Common stock ($0.01 par value, 300,000,000 shares authorized; 87,797,689 and 83,984,827 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	884	845
Additional paid-in capital	1,370,908	1,362,118
Accumulated deficit	(1,891,720)	(1,832,156)
Total stockholders' deficit	(519,875)	(469,140)
Total liabilities and stockholders' deficit	$2,904,414	$2,470,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017*	2018	2017*
REVENUES:
Oil sales	$156,544	$91,096	$311,935	$164,372
Natural gas liquid sales	56,533	36,873	105,838	63,973
Natural gas sales	41,141	47,735	82,870	81,201
Sales and marketing revenues	5,096	—	9,897	—
Total revenues	259,314	175,704	510,540	309,546
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	77,644	62,620	149,592	100,620
Exploration expenses	516	4,446	549	4,797
Sales and marketing expenses	5,086	—	9,259	—
Production and ad valorem taxes	14,208	8,799	27,677	15,323
Depreciation, depletion, amortization and accretion	62,323	40,842	121,571	67,245
Impairment of oil and natural gas properties	194	—	1,142	1,845
General and administrative expenses	29,467	29,713	51,887	97,178
Total operating costs and expenses	189,438	146,420	361,677	287,008
Operating income	69,876	29,284	148,863	22,538
Other income (expense):
Interest income	1,528	150	2,270	507
Other income (expense)	6,715	(6,618)	10,143	3,917
Gain on sale of oil and natural gas properties	1,528	6,022	1,528	10,366
Interest expense	(44,590)	(35,961)	(88,510)	(68,986)
Earnings from equity investments	—	242	—	677
Net gains (losses) on commodity derivatives	(70,044)	59,614	(114,098)	98,496
Total other income (expense)	(104,863)	23,449	(188,667)	44,977
Income (loss) before income taxes	(34,987)	52,733	(39,804)	67,515
Income tax benefit	—	255	—	1,208
Net income (loss)	(34,987)	52,988	(39,804)	68,723
Less:
Preferred stock dividends	(3,987)	(3,987)	(7,974)	(7,974)
Preferred unit dividends and distributions	(12,500)	(10,950)	(22,408)	(27,415)
Preferred unit amortization	(6,189)	(5,282)	(12,119)	(6,992)
Net income allocable to participating securities	—	(2,378)	—	(1,974)
Net income (loss) attributable to common stockholders	$(57,663)	$30,391	$(82,305)	$24,368

Net income (loss) per common share - basic	$(0.71)	$0.40	$(1.01)	$0.33
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic	81,787	76,395	81,356	73,045
Net income (loss) per common share - diluted	$(0.71)	$0.39	$(1.01)	$0.33
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - diluted	81,787	89,015	81,356	73,145

*Financial information for 2017 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2018 (Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2017	1,839	$18	3,528	$35	83,985	$845	$1,362,118	$(1,832,156)	$(469,140)
Adoption of accounting standards	—	—	—	—	—	—	—	22,739	22,739
Issuance of common stock	—	—	—	—	100	1	567	—	568
Dividends on Series A and Series B Preferred stock	—	—	—	—	805	8	3,977	(7,972)	(3,987)
Dividends on SN UnSub preferred units	—	—	—	—	—	—	—	(25,000)	(25,000)
Distributions - SN UnSub preferred units	—	—	—	—	—	—	—	2,592	2,592
Accretion of discount on SN UnSub preferred units	—	—	—	—	—	—	—	(12,119)	(12,119)
Restricted stock awards, net of forfeitures	—	—	—	—	2,908	30	(30)	—	—
Non-cash stock-based compensation	—	—	—	—	—	—	4,276	—	4,276
Net loss	—	—	—	—	—	—	—	(39,804)	(39,804)
BALANCE, June 30, 2018	1,839	$18	3,528	$35	87,798	$884	$1,370,908	$(1,891,720)	$(519,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,804)	$68,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	121,571	67,245
Impairment of oil and natural gas properties	1,142	1,845
Gain on sale of oil and natural gas properties	(1,528)	(10,366)
Stock-based compensation expense	8,395	30,391
Net (gains) losses on commodity derivative contracts	114,098	(98,496)
Net cash settlements received (paid) on commodity derivative contracts	(39,306)	4,069
(Gain) loss on other derivatives	4,526	(249)
Gain on investments	(8,296)	(806)
Amortization of deferred gain on Western Catarina Midstream Divestiture	(11,860)	(11,860)
Amortization of debt issuance costs	9,832	6,205
Accretion of debt discount, net	697	316
Deferred taxes	—	(1,208)
Gain on inventory market adjustment	—	(9)
Loss from equity investments	—	847
Distributions from equity investments	—	(677)
Changes in operating assets and liabilities:
Accounts receivable	15,314	(50,521)
Accounts receivable - related entities	(1,701)	710
Other payables	11,832	816
Accrued liabilities	16,531	6,992
Other current liabilities	(51,203)	42,656
Other assets and liabilities, net	5,054	3,138
Net cash provided by operating activities	155,294	59,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and natural gas properties	(307,665)	(212,883)
Payments for other property and equipment	(1,237)	(15,130)
Proceeds from sale of oil and natural gas properties	1,425	60,802
Acquisition of oil and natural gas properties	2,834	(1,039,127)
Proceeds from sale of inventory	158	—
Payments for investments	—	(74)
Payments for purchases of inventory	(2,473)	—
Sale of investments	—	12,500
Net cash used in investing activities	(306,958)	(1,193,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	539,865	258,500
Repayment of borrowings	(103,174)	(60,000)
Issuance of common stock	—	135,942
Issuance of preferred units	—	500,000
Issuance costs related to preferred units	—	(20,894)
Financing costs	(13,208)	(24,633)
Preferred dividends paid	(7,974)	—
Cash paid to tax authority for employee stock-based compensation awards	(682)	(1,019)
Preferred unit distribution	(9,908)	(27,415)
Net cash provided by financing activities	404,919	760,481

Increase (decrease) in cash and cash equivalents	253,255	(373,670)
Cash and cash equivalents, beginning of period	184,434	501,917
Cash and cash equivalents, end of period	$437,689	$128,247

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$860	$5,521
Change in accrued capital expenditures	8,166	61,735
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$63,658	$61,786

* Financial information for 2017 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Organization and Business

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “SN,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers potential future development opportunities. As of June 30, 2018, we have assembled approximately 485,000 gross leasehold acres (283,000 net acres) in the Eagle Ford Shale. In addition, we continually evaluate opportunities to grow our acreage and our producing assets through acquisitions. Our successful acquisition of such assets will depend on the opportunities and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Quarterly Report on Form 10-Q in the “Glossary of Selected Oil and Natural Gas Terms.”

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

As of June 30, 2018, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s consolidated financial statements contained in the 2017 Annual Report.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated.

Use of Estimates

The accompanying condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of proved oil and natural gas properties, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts, embedded derivatives and asset retirement obligations, accrued oil and natural gas revenues, capital expenditures and expenses and the allocation of general and administrative (“G&A”) expenses. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 “Compensation - Stock Compensation (ASC 718) - Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item.  The ASU also provides new alternatives for applying hedge accounting.  This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018.  The Company is currently in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (ASC 805): Clarifying the Definition of a Business,” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU is now effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017.  The Company adopted this ASU on January 1, 2018, using a prospective method; the clarified definition of a business will be applied by the Company to transactions executed subsequent to the effective date.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (ASC 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows.  This ASU is now effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of ASU 2016-18 did not have an impact on the Company’s unaudited condensed consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16 “Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets.  The intra-entity exception is being eliminated under the ASU.  The standard is required to be applied on a modified retrospective basis and is now effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017.  The adoption of ASU 2016-16 did not have an impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments”.  This ASU is intended to clarify the presentation of cash receipts and payments in specific situations.  The amendments in this ASU are now effective for financial statements issued for annual periods beginning after December 15, 2017.  The Company adopted this ASU on January 1, 2018, using a retrospective method. The adoption of ASU 2016-15 did not have an impact on the Company’s unaudited condensed consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02 “Leases (ASC 842),” effective for annual and interim periods for public companies beginning after December 15, 2018, with a modified retrospective approach to be used for implementation.  Additionally in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. The standards update the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for all leases with lease terms of more than 12 months.  The lease liability represents the discounted obligation to make future minimum lease payments and corresponding right-of-use asset on the balance sheet for most leases.  Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease.  The Company has several operating leases as further discussed in Note 17, “Commitments and Contingencies,” which will be impacted by the new rules under this standard.  The Company will not early adopt this standard, and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019.  The Company is currently evaluating the impact of these rules on its financial statements and has started the assessment process by evaluating the population of leases under the revised definition.  The Company is also in the process of implementing a lease accounting software to properly account for lease data upon adoption. The adoption of this standard will result in an increase in the assets and liabilities on the Company’s condensed consolidated balance sheets.  The quantitative impacts of the new standard are dependent on the active leases at the time of adoption.  As a result, the evaluation of the effect of the new standards will extend over future periods.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606).” In March, April, May and December of 2016, the FASB issued rules clarifying several aspects of the new revenue recognition standard.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2017.  This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods and services. The new standard also requires more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. See Note 18, “Revenue Recognition” for discussion of the Company’s adoption of the new standard.

Note 3.  Change in Accounting Principle

During the fourth quarter of 2017, the Company voluntarily changed its method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. The successful efforts method also provides for the assessment of potential property impairments under FASB Accounting Standards Codification (ASC) 360 “Property, Plant and Equipment” by comparing the net carrying value of oil and natural gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and natural gas properties exceeds a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and natural gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method unless the sale or disposition does not cause a significant change in the relationship between costs and the estimated quantities of proved reserves. Our consolidated financial statements have been recast to reflect these differences for all periods presented, including the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Deficit, Condensed Consolidated Statements of Cash Flows and related information in Notes 3, 4, 6, 12, 13, 14, 16 and 19.

The following table presents the effects of the change to the successful efforts method in the condensed consolidated balance sheet as of June 30, 2017 (in thousands):

	Changes to Condensed Consolidated Balance Sheet
June 30, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
Oil and natural gas properties:
Proved oil and natural gas properties	$4,186,528	$(1,360,068)	$2,826,460
Unproved oil and natural gas properties	477,863	(8,497)	469,366
Total oil and natural gas properties	4,664,391	(1,368,565)	3,295,826
Less: Accumulated depreciation, depletion, amortization and impairment	(2,818,705)	1,423,768	(1,394,937)
Total oil and natural gas properties, net	1,845,686	55,203	1,900,889
Other assets	41,604	(1,014)	40,590
Total assets	$2,218,053	$54,189	$2,272,242

Current liabilities:
Other current liabilities	$79,362	$8,907	$88,269
Total current liabilities	272,861	8,907	281,768
Other liabilities	56,387	20,412	76,799
Total liabilities	2,256,191	29,319	2,285,510
Accumulated deficit	(1,795,631)	24,870	(1,770,761)
Total stockholders' deficit	(447,323)	24,870	(422,453)
Total liabilities and stockholders' deficit	$2,218,053	$54,189	$2,272,242

The following table presents the effects of the change to the successful efforts method in the condensed consolidated statement of operations for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Changes to the Condensed Consolidated Statement of Operations
For the three months ended June 30, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
Oil and natural gas production expenses	$64,848	$(2,228)	$62,620
Exploration expenses	—	4,446	4,446
Depreciation, depletion, amortization and accretion	50,851	(10,009)	40,842
Impairment of oil and natural gas properties	—	—	—
Gain on sale of oil and natural gas properties	7,133	(1,111)	6,022
Net income	46,309	6,679	52,988
Net income allocable to participating securities	(1,893)	(485)	(2,378)
Net income attributable to common stockholders	$24,198	$6,193	$30,391

Net income per common share - basic	$0.32	$0.08	$0.40
Net income per common share - diluted	$0.31	$0.08	$0.39

	Changes to the Condensed Consolidated Statement of Operations
For the six months ended June 30, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
Oil and natural gas production expenses	$105,073	$(4,453)	$100,620
Exploration expenses	—	4,797	4,797
Depreciation, depletion, amortization and accretion	84,057	(16,812)	67,245
Impairment of oil and natural gas properties	—	1,845	1,845
Gain on sale of oil and natural gas properties	12,276	(1,910)	10,366
Net income	56,010	12,713	68,723
Net income allocable to participating securities	(1,021)	(953)	(1,974)
Net income attributable to common stockholders	$12,608	$11,760	$24,368

Net income per common share - basic	$0.17	$0.16	$0.33
Net income per common share - diluted	$0.17	$0.16	$0.33

The following table presents the effects of the change to the successful efforts method in the condensed consolidated statement of cash flows for the six months ended June 30, 2017 (in thousands):

	Changes to the Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2017	Under Full Cost	Change	As Reported Under Successful Efforts
Net income	$56,010	$12,713	$68,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	84,057	(16,812)	67,245
Impairment of oil and natural gas properties	—	1,845	1,845
Gain on sale of oil and natural gas properties	(12,276)	1,910	(10,366)
Amortization of deferred gain on Catarina Midstream Sale	(7,407)	(4,453)	(11,860)
Net cash provided by operating activities	64,558	(4,797)	59,761
Payments for oil and natural gas properties	(217,680)	4,797	(212,883)
Net cash used in investing activities	(1,198,709)	4,797	(1,193,912)
Net cash provided by financing activities	760,481	—	760,481
Decrease in cash and cash equivalents	(373,670)	—	(373,670)
Cash and cash equivalents, beginning of period	501,917	—	501,917
Cash and cash equivalents, end of period	$128,247	$—	$128,247

Note 4.  Acquisitions and Divestitures

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations”.  A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments.  The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.  The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

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

Javelina Disposition

On September 19, 2017, the Company, through its wholly owned subsidiary, SN Cotulla Assets, LLC (“SN Cotulla”), sold approximately 68,000 undeveloped net acres located in the Eagle Ford Shale in LaSalle and Webb Counties, Texas to Vitruvian Exploration IV, LLC for approximately $105 million in cash, after preliminary closing adjustments (the “Javelina Disposition”).  Consideration received from the Javelina Disposition was based on an August 1, 2017 effective date.  The Company recorded a gain of approximately $73.7 million on the Javelina Disposition.

Marquis Disposition

On June 15, 2017, the Company, through its wholly owned subsidiary, SN Marquis LLC, sold approximately 21,000 net acres primarily located in the Eagle Ford Shale in Fayette and Lavaca Counties, Texas to Lonestar Resources US, Inc. (“Lonestar”) for an adjusted purchase price of approximately $44 million in cash and approximately $6.0 million in Lonestar’s Series B Convertible Preferred Stock, valued as of the closing date, which subsequently converted into 1.5 million shares of Lonestar’s Class A Common Stock (the “Marquis Disposition”).  The consideration received from the Marquis Disposition was based on a January 1, 2017 effective date. Assets conveyed pursuant to the Marquis Disposition consisted of net proved reserves of approximately 2.7 MMBoe (100% developed) and net production of approximately 1,750 Boe per day from 104 gross (65 net) wells.  The Company did not record any gains or losses as a result of the Marquis Disposition.

Comanche Acquisition

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by Blackstone, completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) acres of deep rights only, which includes the Pearsall Shale, representing an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for approximately $2.1 billion in cash (the “Comanche Acquisition”).  Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition, (i) SN UnSub paid approximately 37% of the purchase price (including a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price.  In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves (PDPs), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (PDNPs), and 20% and 30%, respectively, of the total proved undeveloped reserves (PUDs)) (“SN Comanche Assets”).  Pursuant to the purchase and sale agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs).  The Comanche Assets are primarily located in the Western Eagle Ford and are contiguous with our existing acreage, significantly expanding our asset base and production.  The effective date of the Comanche Acquisition was July 1, 2016.  The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$781,789
Unproved properties	263,471
Other assets acquired	6,702
Fair value of assets acquired	1,051,962
Asset retirement obligations	(8,289)
Fair value of net assets acquired	$1,043,673

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly-owned subsidiary of the Company, completed the initial closing of the sale of certain oil and natural gas interests and associated assets located in Dimmit, Frio, LaSalle, Zavala and McMullen Counties, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC (“Carrizo Eagle Ford”) pursuant to a purchase and sale agreement dated October 24, 2016 by and among SN Cotulla, the Company for the limited purposes set forth therein, Carrizo Eagle Ford and Carrizo Oil and Gas for the limited purposes set forth therein, for an adjusted purchase price of approximately $153.5 million, subject to normal and customary post-closing adjustments (the “Cotulla Disposition”).  The assets sold included estimated net proved reserves as of the effective date of June 1, 2016 of approximately 6.9 MMBoe. Proved developed reserves were estimated to account for approximately 90% of the total net proved reserves. As of the effective date, the Cotulla Assets consisted of approximately 15,000 net acres with 112 gross (93 net) wells producing approximately 3,000 Boe/d. During 2017, two additional closings occurred and final settlement adjustments were made resulting in total aggregate consideration of approximately $167.4 million. The Company determined that adjustments to capitalized costs for the Cotulla Disposition would cause a significant change in the relationship between costs and the estimated quantities of proved reserves.  Upon the initial closing of the Cotulla Disposition, the Company recorded a gain of approximately $85.3 million.  As a result of subsequent closings of the Cotulla Disposition, the Company recorded additional gains of $4.3 million and $6.0 million during the three months ended March 31, 2017 and June 30, 2017, respectively.

Note 5.  Cash and Cash Equivalents

As of June 30, 2018 and December 31, 2017, cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash	$80,046	$135,363
Cash equivalents	357,643	49,071
Total cash and cash equivalents	$437,689	$184,434

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

Impairment of Oil and Natural Gas Properties —Capitalized costs (net of accumulated DD&A and impairment) of proved oil and natural gas properties are subjected to an impairment test when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices of our oil and natural gas properties. We did not record a proved property impairment during the three and six month periods ended June 30, 2018 and 2017. Changes in production rates, levels of reserves, future development costs, and other factors will impact our actual impairment analyses in future periods.

Unproved Properties—Costs associated with unproved properties and properties under development are excluded from the amortization base until the properties have been evaluated. Additionally, the costs associated with leasehold acreage and wells currently drilling are also initially excluded from the amortization base. Unproved properties are identified on a project basis, with a project being an area in which significant leasehold interests are acquired within a contiguous area. Unproved properties are reviewed periodically by management and transferred into the amortization base when management determines that a project area has been evaluated through drilling operations or thorough geologic evaluation. If the results of an assessment indicate that the properties are impaired, the carrying amount of the identified unproved properties are reduced to their fair value. We recorded $0.2 million and $1.1 million of impairment to our unproved oil and natural gas properties for the three and six months ended June 30, 2018, respectively, and we recorded no impairment and $1.8 million of impairment to our unproved oil and natural gas properties for the three and six months ended June 30, 2017, respectively.

Note 7.  Debt

Debt as of June 30, 2018 consisted of (i) $167.5 million under the SN UnSub Credit Agreement (as defined below), which is non-recourse to SN and the other obligors under the 6.125% Notes (defined below), 7.75% Notes (defined below), 7.25% Senior Secured Notes (defined below) and the Credit Agreement (defined below) (“Non-Recourse to the Company”), as well as to the obligors under the SR Credit Agreement (defined below) and the Non-Recourse Subsidiary Term Loan (defined below), (ii) $600 million principal amount of 7.75% Notes maturing on June 15, 2021, (iii) approximately $4 million related to a 4.59% non-recourse subsidiary term loan due 2022 (the “Non-Recourse Subsidiary Term Loan”), which is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the SR Credit Agreement, (iv) $1.15 billion principal amount of 6.125% Notes maturing on January 15, 2023, (v) $500 million principal amount of 7.25% Senior Secured Notes maturing on February 15, 2023, subject to satisfaction of certain conditions, and (vi) approximately $24.0 million under the SR Credit Agreement, which is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the Non-Recourse Subsidiary Term Loan.

As of June 30, 2018 and December 31, 2017, the Company’s outstanding debt consisted of the following (in thousands):

			June 30,	December 31,
	Interest Rate	Original Maturity Date	2018	2017
Short-Term Debt
SR Credit Agreement(1)(2)	Variable	August 8, 2018	$23,996	$23,996
Total short-term debt			$23,996	$23,996

Long-Term Debt
Credit Agreement	Variable	February 14, 2023	$—	$50,000
SN UnSub Credit Agreement(1)	Variable	March 1, 2022	167,500	175,500
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
4.59% Non-Recourse Subsidiary Term Loan(1)	4.59%	August 31, 2022	3,990	4,164
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
7.25% Senior Secured Notes	7.25%	February 15, 2023	500,000	—
			2,421,490	1,979,664
Unamortized discount on Additional 7.75% Notes			(2,674)	(3,126)
Unamortized premium on Additional 6.125% Notes			1,225	1,360
Unamortized discount on 7.25% Senior Secured Notes			(4,755)	—
Unamortized debt issuance costs			(50,537)	(47,215)
Total long-term debt			$2,364,749	$1,930,683

(1)	These debt instruments are Non-Recourse to the Company.
(2)	Bears a weighted-average interest rate of 6.522% and 5.122% for the six months ended June 30, 2018 and one month ended December 31, 2017, respectively.

The components of interest expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest on SR Credit Agreement	$(480)	$—	$(828)	$—
Interest and commitment fees on Credit Agreement	(30)	(562)	(695)	(940)
Interest on SN UnSub Credit Agreement	(2,202)	(2,299)	(4,503)	(3,055)
Interest on Senior Notes	(38,297)	(29,234)	(71,861)	(58,470)
Interest on Non-Recourse Subsidiary Term Loan	(47)	—	(94)	—
Amortization of debt issuance costs	(3,118)	(3,708)	(9,832)	(6,205)
Amortization of discounts and premium on Senior Notes	(416)	(158)	(697)	(316)
Total interest expense	$(44,590)	$(35,961)	$(88,510)	$(68,986)

Credit Facilities

Third Amended and Restated Credit Agreement

On February 14, 2018, the Company, as borrower, and its existing restricted subsidiaries, as loan parties (the “Loan Parties”), entered into a revolving credit facility represented by a Third Amended and Restated Credit Agreement dated as of February 14, 2018 with Royal Bank of Canada, providing for a $25 million first-out senior secured working capital and letter of credit facility (the “Credit Agreement”), which amended and restated the Company’s previous credit facility in its entirety. Although pari passu in right of payment with the 7.25% Senior Secured Notes, the obligations under our amended and restated credit facility and specified hedging and cash management obligations have, pursuant to the terms of a collateral trust agreement, “first-out” status as to proceeds of the shared collateral and thus the 7.25% Senior Secured Notes are, to the extent of the value of the collateral, effectively junior to the obligations under our amended and restated credit facility and such specified hedging and cash management obligations. Availability under the

Credit Agreement is at all times subject to customary conditions but, except in limited circumstances, not to satisfaction of any collateral coverage ratio or other maintenance covenants. As of June 30, 2018, there were no borrowings and no letters of credit outstanding under the Credit Agreement.

The Credit Agreement will mature on the earlier of (i) February 14, 2023 or (ii) the 91st day prior to the scheduled maturity of any “material indebtedness,” which is defined to include, without limitation, any indebtedness arising in connection with the Company’s 7.75% Notes, 6.125% Notes or the 7.25% Senior Secured Notes.  The 7.75% Notes are scheduled to mature on June 15, 2021.

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

The Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens and consolidate or merge. The Credit Agreement also provides for cross default between the Credit Agreement and the other material indebtedness of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $40 million. As of June 30, 2018, the Company was in compliance with the covenants of the Credit Agreement.

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

SN UnSub Credit Agreement

On March 1, 2017, SN UnSub, as borrower, entered into a credit agreement for a $500 million revolving credit facility with JP Morgan Chase Bank, N.A. as the administrative agent and the lenders party thereto with a maturity date of March 1, 2022 (the “SN UnSub Credit Agreement”).  The initial borrowing base amount under the SN UnSub Credit Agreement was $330 million.  Additionally, the SN UnSub Credit Agreement provides for the issuance of letters of credit, generally limited in the aggregate to the lesser of $50 million and the total availability under the borrowing base.  Availability under the SN UnSub Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which is subject to periodic redetermination. As of June 30, 2018, there were approximately $167.5 million of borrowings and no letters of credit outstanding under the SN UnSub Credit Agreement.

Semi-annual redeterminations of the borrowing base are generally scheduled to occur in April and October of each year. On May 11, 2018, the SN UnSub Credit Agreement was amended in conjunction with the Spring 2018 redetermination to, among other things, (i) increase the borrowing base from $330 million to $380 million, (ii) reduce the applicable margins on borrowings outstanding, (iii) reduce the proven reserves minimum collateral requirement, (iv) reduce the restrictions on SN UnSub’s ability to make certain investments, restricted payments, and debt repayments and (v) provide a more permissive maximum hedging covenant.

The next regularly scheduled borrowing base redetermination is expected in the fourth quarter of 2018.  In addition, the borrowing base is subject to interim redetermination at the request of SN UnSub or the lenders based on, among other things, the lenders’ evaluation of SN UnSub’s and its subsidiaries’ oil and natural gas reserves.  The borrowing base is also subject to reduction by 25% of the amount of certain junior debt issuances other than the first $200 million of such debt and by reductions as a result of hedge terminations and asset dispositions that exceed 5% of the then-effective borrowing base, in addition to other customary adjustments.

The obligations under the SN UnSub Credit Agreement are guaranteed by all of SN UnSub’s existing and future subsidiaries and secured by a first priority lien on substantially all of SN UnSub’s assets and the assets of SN UnSub’s existing and future subsidiaries, including a first priority lien on all ownership interests in existing and future subsidiaries as well as a pledge of equity interests in SN UnSub held by SN EF UnSub Holdings, LLC (“SN UnSub Holdings”) and SN EF UnSub GP, LLC, the general partner of SN UnSub (the “SN UnSub General Partner”), in each case, subject to customary exceptions; provided, however, that the guarantee and first priority lien requirements do not extend to existing and future subsidiaries of SN UnSub designated as “unrestricted subsidiaries.” As of June 30, 2018, SN UnSub had no subsidiaries.

At SN UnSub’s election, borrowings under the SN UnSub Credit Agreement may be made on an ABR or a Eurodollar rate basis, plus an applicable margin.  The applicable margin varies from 1.00% to 2.00% for ABR borrowings and from 2.00% to 3.00% for Eurodollar borrowings, depending on the utilization of the borrowing base. In addition, SN UnSub is also required to pay a commitment fee on the amount of any unused commitments at a rate of 0.50% per annum. Interest on ABR borrowings and the commitment fee are generally payable quarterly.  Interest on the Eurodollar borrowings are generally payable at the applicable maturity date.

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

The SN UnSub Credit Agreement also provides for an event of default upon a change of control and cross default between the SN UnSub Credit Agreement and other indebtedness of SN UnSub in an aggregate principal amount exceeding $25 million.  Additionally, the SN UnSub Credit Agreement contains “separateness” covenants that require SN UnSub to comply with certain corporate formalities and transact with affiliates on an arms’ length basis and to indicate in the consolidated financial statements that SN UnSub and SN UnSub General Partner are separate entities apart from their respective security holders and affiliates and the assets and credit of SN UnSub and SN UnSub General Partner are not available to satisfy the debts and other obligations of such security holders and affiliates or any other person or entity. Furthermore, the SN UnSub Credit Agreement contains financial covenants that require SN UnSub to satisfy certain specified financial ratios, including (i) a current assets to current liabilities ratio of at least 1.0 to 1.0 as of the last day of each fiscal quarter and (ii) a net debt to consolidated EBITDAX ratio of not greater than 4.0 to 1.0 for each test period, in each case commencing with the fiscal quarter ending June 30, 2017. As of June 30, 2018, the Company was in compliance with the covenants of the SN UnSub Credit Agreement.

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

SR Credit Agreement

As of June 30, 2018, we had approximately $24.0 million in past due borrowings under an existing credit facility of an unrestricted subsidiary acquired as part of the SR Settlement (as defined in Note 12, “Related Party Transactions”) (the “SR Credit Agreement”), which debt is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the Non-Recourse Subsidiary Term Loan. Although the original maturity date of the SR Credit Agreement was August 7, 2018, on April 18, 2017, prior to the Company’s acquisition of Sanchez Resources, LLC (“Sanchez Resources”), the administrative agent and the lender thereunder accelerated the obligations due under the SR Credit Agreement as a result of various defaults thereunder. If we do not repay the approximately $24.0 million in borrowings due under the SR Credit Agreement or successfully renegotiate the terms of such facility, then the administrative agent or the lender under that facility could proceed against the collateral securing that debt, consisting of substantially all of Sanchez Resources’ assets (approximately 14,000 net acres largely in the TMS trend). Management is currently in discussions to renegotiate this facility.  See Note 12, “Related Party Transactions.”

Senior Notes

7.75% Senior Notes Due 2021

On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of the 7.75% senior notes that will mature on June 15, 2021 (the “Original 7.75% Notes”). Interest on the notes is payable on June 15 and December 15 of each year. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and offering expenses, which we used to repay our then outstanding indebtedness. The Original 7.75% Notes are senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by, with certain exceptions, substantially all of our existing and future subsidiaries.

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

These hedging activities, which are governed by the terms of our Credit Agreement, the SN UnSub Credit Agreement and the terms of SN UnSub’s organizational documents, as applicable, are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations. It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market participants. Any derivatives that are with (x) lenders, or affiliates of lenders, to the SN UnSub Credit Agreement, or (y) counterparties designated as secured with and under the Credit Agreement are, in each case, collateralized by the assets securing the applicable facility and, therefore, do not currently require the posting of cash collateral. Any derivatives that are with (x) non-lender counterparties, as designated under the SN UnSub Credit Agreement, or (y) counterparties that are not designated as secured under the Credit Agreement are, in each case, unsecured and do not require the posting of cash or other collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.

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

The following table presents derivative positions for the periods indicated as of June 30, 2018:

	July 1 - December 31, 2018	2019	2020
Oil positions:
Fixed-for-floating price swaps (NYMEX WTI):
Hedged volume (Bbls)	4,039,794	3,149,000	599,400
Average price ($/Bbl)	$52.27	$51.91	$54.31

Call swaptions (NYMEX WTI):
Option volume (Bbls)	—	730,000	—
Average price ($/Bbl)	$—	$55.00	$—

Natural gas positions:
Fixed-for-floating price swaps (NYMEX Henry Hub):
Hedged volume (MMbtu)	34,957,648	17,644,000	3,862,500
Average price ($/MMbtu)	$3.01	$2.90	$2.74

 The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2018	2017
Beginning fair value of commodity derivatives	$(54,255)	$(35,014)
Net losses on crude oil derivatives	(108,018)	(48,966)
Net gains (losses) on natural gas derivatives	(6,099)	42,764
Net settlements paid (received) on commodity derivative contracts:
Crude oil	51,996	(11,807)
Natural gas	(5,907)	(1,232)
Ending fair value of commodity derivatives	$(122,283)	$(54,255)

Embedded Derivatives: In 2017, the Company entered into contracts for the purchase of sand and fractionation stimulation services that contain provisions that are required to be bifurcated from the contract and valued as derivatives.  The embedded derivatives are valued using a Monte Carlo simulation model which utilizes observable inputs, including the NYMEX WTI oil price and NYMEX Henry Hub natural gas price at various points in time.  The Company has marked these derivatives to market as of June 30, 2018 and 2017. The Company incurred an approximate $6.1 million loss and a $0.2 million gain as a result for the six months ended June 30, 2018 and 2017, respectively. Any gains or losses related to embedded derivatives are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

Earnout Derivative: As part of the Carnero Gathering Disposition (defined in Note 12, “Related Party Transactions”), we are entitled to receive earnout payments from SNMP based on natural gas delivered above a threshold volume and tariff at the delivery points of the Carnero Gathering pipeline, a pipeline owned by Carnero G&P (as defined in Note 12. “Related Party Transactions.”) These payments were deemed to be a derivative; the resulting earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. As a result, the Company incurred approximate gains of $1.3 million and $1.5 million for the three and six months ended June 30, 2018. Any gains or losses related to the earnout derivative are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

The following table sets forth a reconciliation of the changes in fair value of the Company’s embedded and earnout derivatives (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2018	2017
Beginning fair value of other derivatives	$(1,551)	$—
Loss on embedded derivatives	(6,053)	(1,551)
Initial fair value of earnout derivative	6,401	—
Gain on earnout derivative	1,527	—
Ending fair value of other derivatives	$324	$(1,551)

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

	June 30, 2018
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$3,791	$(550)	$3,241
Long-term asset	9,148	(312)	8,836
Total asset	$12,939	$(862)	$12,077
Offsetting Derivative Liabilities:
Current liability	$103,454	$(550)	$102,904
Long-term liability	31,444	(312)	31,132
Total liability	$134,898	$(862)	$134,036

	December 31, 2017
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$16,510	$(80)	$16,430
Long-term asset	2,100	(672)	1,428
Total asset	$18,610	$(752)	$17,858
Offsetting Derivative Liabilities:
Current liability	$56,270	$(80)	$56,190
Long-term liability	18,146	(672)	17,474
Total liability	$74,416	$(752)	$73,664

Note 9.  Investments

On June 15, 2017, the Company received 1,500,000 shares of Lonestar’s Series B Convertible Preferred Stock as part of the consideration for the Marquis Disposition.  The Series B Convertible Preferred Stock converted into Lonestar Class A Common Stock on November 3, 2017. As of June 30, 2018, this ownership represents approximately 6.1% of Lonestar’s outstanding shares of common stock. The investment in Lonestar is accounted for by the Company as investments in equity securities measured at fair value in the condensed consolidated balance sheets at the end of each reporting period. The Company recorded a gain related to the investment in Lonestar for the three and six months ended June 30, 2018 of approximately $6.7 million and $6.2 million, respectively. Any gains or losses related to the investment in Lonestar are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

On June 14, 2017, SN Catarina, LLC (“SN Catarina”), a wholly owned subsidiary of the Company, completed the sale of its 10% undivided interest in the Silver Oak II Gas Processing Facility in Bee County, Texas (the “SOII Facility”) to a subsidiary of Targa Resources Corp. (“Targa”) with an effective date of June 1, 2017 for $12.5 million of cash (the “SOII Disposition”).  Prior to the SOII Disposition, the Company recorded earnings of approximately $677 thousand from its equity interest in the SOII Facility for the six months ended June 30, 2017.

On March 1, 2017 (the “Effective Date”), pursuant to the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Gavilan Resources Holdco, LLC (“GRHL” or “Gavilan Holdco”), GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager, LLC, a wholly owned unrestricted subsidiary of the Company (“SN Comanche Manager” or “Manager”).  GRHL is the parent of Gavilan. SN Comanche Manager, as holder of the Class A Units, does not have voting rights with respect to GRHL except regarding amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the Effective Date. The Class A Units are entitled to distributions from Available Cash, as defined in and subject to the provisions of the LLC Agreement. The Company accounts for the investment in GRHL as a cost method investment. As of June 30, 2018, the carrying value of the investment in GRHL was $7.3 million, based on the estimated fair value as of March 1, 2017. In general, the fair value of a cost method investment is not evaluated unless circumstances are present that may have an adverse effect on the fair value. The Company has not identified any such circumstances as of June 30, 2018. The Company did not record any earnings from its ownership of the Class A Units for the three or six months ended June 30, 2018.

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 of SNMP’s common units for $25.0 million in a private placement. As of June 30, 2018, this ownership represents approximately 14.20% of SNMP’s outstanding common units.  Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP.  The Company records the equity investment in SNMP at fair value at the end of each reporting period.  The Company recorded gains related to the investment in SNMP for the three and six months ended June 30, 2018 of approximately $3.3 million and $1.6 million, respectively.  In addition, for the three and six months ended June 30, 2018, the Company recorded dividend income of approximately $1.0 million and $2.0 million, respectively, from quarterly dividends on the investment in SNMP.  Any gains or losses and dividend income related to the investment in SNMP are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

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

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$357,643	$—	$—	$357,643
Equity investment:
Investment in SNMP	26,818	—	—	26,818
Investment in Lonestar	12,660	—	—	12,660
Oil derivative instruments:
Swaps	—	(117,479)	—	(117,479)
Call swaptions	—	(8,178)	—	(8,178)
Gas derivative instruments:
Swaps	—	3,375	—	3,375
Other:
Embedded derivative instruments	—	(7,604)	—	(7,604)
Earnout derivative asset	—	—	7,928	7,928
Total	$397,121	$(129,886)	$7,928	$275,163

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$49,071	$—	$—	$49,071
Equity investment:
Investment in SNMP	25,227	—	—	25,227
Investment in Lonestar	5,955	—	—	5,955
Oil derivative instruments:
Swaps	—	(66,204)	—	(66,204)
Call swaptions	—	(3,431)	—	(3,431)
Gas derivative instruments:
Swaps	—	15,380	—	15,380
Other:
Embedded derivative instruments	—	(1,551)	—	(1,551)
Total	$80,253	$(55,806)	$—	$24,447

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds and time deposits included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at June 30, 2018 and December 31, 2017.  The Company’s money market funds and time deposits represent cash equivalents backed by the assets of high-quality banks and financial institutions.  The Company identified the money market funds and time deposits as Level 1 instruments due to the fact that these instruments have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.  In addition, the Level 1 instruments include the Company’s equity investment in common units of SNMP as further discussed in Note 9, “Investments.”  The investment in SNMP is being accounted for under the fair value option and included in investments on the Company’s condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017. The Company identified the common units in SNMP as a Level 1 instruments due to the fact that SNMP is a publicly traded company on the NYSE American with daily quoted prices that can be readily obtained.  The Level 1 instruments also include the Company’s investment in the common shares of Lonestar as further discussed in Note 9, “Investments.” The investment in the Lonestar common shares is being accounted for at fair value and included in investments on the Company’s condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017.  The Company identified the Lonestar common shares as Level 1 instruments due to the fact that Lonestar is a publicly traded company on the Nasdaq Global Market exchange, with daily quoted prices that can be readily obtained.

The Company’s commodity derivative instruments consist of swaps and call swaptions as of June 30, 2018 and December 31, 2017 in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps generally have observable inputs and they are classified as Level 2.  Call swaption derivatives have inputs which are observable, either directly or indirectly, using market data.  As of June 30, 2018 and December 31, 2017, the Company believed that substantially all of the inputs required to calculate the fair value of swaps and call swaptions are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations.  Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no commodity derivative instruments classified as Level 3 as of June 30, 2018 or December 31, 2017.

Embedded Derivatives:  The Company consummated contracts for the purchase of sand and fractionation stimulation services that contain provisions that are required to be bifurcated from the contract and valued as a derivative. The embedded derivatives are using a Monte Carlo simulation model which utilizes observable inputs, including the NYMEX WTI oil price and the NYMEX Henry Hub natural gas price at various points in time. As of June 30, 2018 and December 31, 2017, the Company believes that substantially all of the inputs required to calculate the embedded derivatives are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2 inputs.  Changes in the inputs will impact the fair value measurement of the Company's embedded derivative contracts.

Earnout Derivative: As part of the Carnero Gathering Disposition, we are entitled to receive earnout payments from SNMP based on natural gas delivered above a threshold volume and tariff at Carnero Gathering pipeline’s delivery points. These payments were deemed to be a derivative; the resulting earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3.

The following table sets forth a reconciliation of changes in the fair value of the Company’s earnout derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

June 30,
2018
Beginning balance	$—
Initial fair value of earnout derivative	6,401
Gain on earnout derivative	1,527
Ending balance	$7,928

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

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Preferred Stock and Series B Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares of our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. There were no conversions of Series A Preferred Stock or Series B Preferred Stock into shares of the Company’s common stock during the six months ended June 30, 2018 and year ended December 31, 2017. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 14, “Stockholders’ and Mezzanine Equity.”

The Company did not record a proved property impairment during the six months ended June 30, 2018 and year ended December 31, 2017.

Fair Value of Other Financial Instruments

The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to their highly liquid nature. The registered 7.75% Notes and 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments.  The estimated fair value of the 7.75% Notes and 6.125% Notes was $514.0 million and $788.9 million as of June 30, 2018, respectively, and was calculated using quoted market prices based on trades of such debt as of that date. The 7.25% Senior Secured Notes are classified as Level 1 financial instruments as they are traded in an active market under Rule 144A by institutional investors. The estimated fair value of the 7.25% Senior Secured Notes was $495.0 million as of June 30, 2018 and was calculated using quoted market prices based on trades of such debt as of that date.

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

The changes in the asset retirement obligation for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2018	2017
Abandonment liability, beginning of period	$36,098	$25,087
Liabilities incurred during period	1,018	4,968
Acquisitions	—	8,289
Divestitures	(158)	(3,538)
Revisions	—	(1,343)
Accretion expense	1,541	2,635
Abandonment liability, end of period	$38,499	$36,098

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

The Company does not have any employees.  On December 19, 2011, the Company entered into the Services Agreement with SOG pursuant to which specified employees of SOG provide certain services with respect to the Company’s business under the direction, supervision and control of SOG. Pursuant to this arrangement, SOG performs centralized corporate functions for the Company, such as general and administrative services, geological, geophysical and reserve engineering, lease and land administration, marketing, accounting, operational services, information technology services, compliance, insurance maintenance and management of outside professionals. The Company compensates SOG for the services at a price equal to SOG’s cost of providing such services, including all direct costs and indirect administrative and overhead costs (including the allocable portion of salary, bonus, incentive compensation and other amounts paid to persons that provide the services on SOG’s behalf) allocated in accordance with SOG’s regular and consistent accounting practices, including for any such costs arising from amounts paid directly by other members of the Sanchez Group on SOG’s behalf or borrowed by SOG from other members of the Sanchez Group, in each case, in connection with the performance by SOG of services on the Company’s behalf. The Company also reimburses SOG for sales, use or other taxes, or other fees or assessments imposed by law in connection with the provision of services to the Company (other than income, franchise or margin taxes measured by SOG’s net income or margin and other than any gross receipts or other privilege taxes imposed on SOG) and for any costs and expenses arising from or related to the engagement or retention of third-party service providers.

Salaries and associated benefits of SOG employees are allocated to the Company based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. The allocation is reviewed at least annually and is adjusted as necessary.  General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same basis as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses and oil and natural gas production expenses for the three months ended June 30, 2018 and 2017, were $15.6 million and $18.7 million, respectively, and expenses allocated to the Company for general and administrative expenses and oil and natural gas production expenses for the six months ended June 30, 2018 and 2017 were $33.5 million and $34.2 million, respectively.

As of June 30, 2018 and December 31, 2017, the Company had a net receivable from SOG and other members of the Sanchez Group of $6.2 million and $4.5 million, respectively, which are reflected as “Accounts receivable—related entities” in the condensed consolidated balance sheets.  The net receivable as of June 30, 2018 and December 31, 2017 consists primarily of advances paid related to general and administrative and other costs paid to SOG.

As of June 30, 2018 and December 31, 2017, the Company had a net payable to SNMP of approximately $4.7 million and $9.8 million, respectively, that consists primarily of the accrual for fees associated with the gathering agreement signed with SNMP as part of the Company’s sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (the “Western Catarina Midstream Divestiture”), which is reflected in the “Accrued Liabilities - Other” account on the condensed consolidated balance sheets. On June 30, 2017, the gathering agreement was amended to, among other things, provide for an additional, incremental infrastructure fee (the “Incremental Infrastructure Fee”) payable to SNMP of $1.00 per barrel of water delivered by SNMP on or after April 1, 2017 through and including March 31, 2018 and to eliminate certain late payment fees from SN Catarina to SNMP.  The parties have agreed to continue the Incremental Infrastructure Fee on a month-to-month basis. On September 1, 2017, SN Catarina entered into an agreement with Seco Pipeline, LLC, (“Seco Pipeline”) a wholly owned subsidiary of SNMP, whereby Seco Pipeline transports certain quantities of natural gas on a firm basis for $0.22 per MMbtu delivered on or after September 1, 2017.  This agreement had an initial term of one month that expired on September 30, 2017, but the agreement has continued month-to-month and will continue to do so until terminated by either party.

In May 2018, SNMP executed a series of agreements with an affiliate of Targa pursuant to which the parties merged their respective 50% interests in Carnero Gathering LLC (“Carnero Gathering”) and Carnero Processing LLC (“Carnero Processing”) to form an expanded 50/50 joint venture in South Texas, Carnero G&P LLC (“Carnero G&P”). In addition to the merger, Targa contributed 100% of the equity interests in the SOII Facility to Carnero G&P, expanding the processing capacity of the joint venture (“Carnero G&P Transaction”).  Effective April 1, 2018, SN Maverick and Carnero G&P entered into a Firm Gas Gathering, Processing and Purchase Agreement (the “Carnero Gas Gathering Agreement”) and other related documentation providing for certain gas gathering, treating and processing services in exchange for an approximately 315,000 gross acreage dedication from SN Maverick and its working interest partners.  Additionally, effective April 1, 2018, and in connection with the Carnero G&P Transaction, SN Catarina and an affiliate of Targa also amended their Firm Gas Gathering Agreement (the “Amended Gathering Agreement”) and Firm Gas Processing Agreement (the “Amended Processing Agreement”), which were subsequently assigned by the Targa counterparty to Carnero G&P.

Antonio R. Sanchez, III, the son of Antonio R. Sanchez, Jr. and brother of Patricio D. Sanchez, is the Company’s Chief Executive Officer and is a member of the board of directors of both the Company and of the general partner of SNMP (“SNMP GP”).  Patricio D. Sanchez, an Executive Vice President of the Company, is the President and Chief Operating Officer of SNMP GP and a director of SNMP GP.  Eduardo A. Sanchez, the brother of Antonio R. Sanchez, III and Patricio D. Sanchez and the son of Antonio R. Sanchez, Jr., is a director of SNMP GP. Antonio R. Sanchez, Jr., the Executive Chairman of the Board of the Company, Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez all directly or indirectly own certain equity interests in the Company, SNMP and SNMP GP. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez beneficially own approximately 0.72%, 2.47%, 2.42% and 3.52%, respectively, of the SNMP common units outstanding as of June 30, 2018 and, together with Ana Lee Sanchez Jacobs, indirectly own 100% of SNMP GP.

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

Carnero Processing Disposition

On November 22, 2016, SN Midstream sold its membership interests in Carnero Processing to SNMP for an initial payment of $55.5 million and the assumption by SNMP of remaining capital commitments to Carnero Processing, which were estimated at approximately $24.5 million (the “Carnero Processing Disposition”).  Carnero Processing is no longer in existence, as its assets have been contributed to Carnero G&P through the Carnero G&P Transaction; however, as part of the disposition, the Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” on the condensed consolidated balance sheet as a result of the Amended Processing Agreement that remains in effect between the Company and Carnero G&P. This deferred gain was to be amortized over the term of the Amended Processing Agreement according to volumes processed through the Carnero Processing facility; however, upon adoption of ASC 606, this deferred gain was reversed and opening retained earnings was adjusted as of January 1, 2018. Refer to Note 18, “Revenue Recognition” for additional discussion.

Carnero Gathering Disposition

On July 5, 2016, SN Midstream sold its membership interests in Carnero Gathering to SNMP for an initial payment of approximately $37.0 million and the assumption by SNMP of remaining capital commitments to Carnero Gathering, estimated at approximately $7.4 million (the “Carnero Gathering Disposition”). In connection with the Carnero G&P Transaction, Carnero Processing merged into Carnero Gathering and Carnero Gathering was renamed Carnero G&P.  However, as part of the original disposition of Carnero Gathering, the Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” on the condensed consolidated balance sheet as a result of the Amended Gathering Agreement that remains in effect between the Company and Carnero G&P. This deferred gain was to be amortized periodically over the term of the Amended Gathering Agreement according to volumes processed through the Carnero Processing facility; however, upon adoption of ASC 606, this deferred gain was reversed and opening retained earnings was adjusted as of January 1, 2018.  The Company recognized an earnout derivative asset related to the Carnero Gathering Disposition in the amount of $6.4 million upon adoption of ASC 606 which is revalued at each reporting period. Refer to Note 8, “Derivative Instruments” for additional discussion of the earnout derivative asset and Note 18, “Revenue Recognition” for additional discussion of the impact of ASC 606.

Comanche Acquisition

On March 1, 2017, we closed the Comanche Acquisition and, in connection with the closing, entered into a number of transactions with Gavilan, GSO Capital Partners L.P. (“GSO”) and the Blackstone Warrantholders (as defined below), or their affiliates, which are related parties (see Note 4, “Acquisitions and Divestitures”), including (i) the SPA (defined below) with an investment vehicle owned by certain funds managed or advised by GSO (“the GSO Funds”) and a controlled affiliate of GSO, (ii) warrant agreements with the Blackstone Warrantholders, (iii) Registration Rights Agreements (as defined below) with the Blackstone Warrantholders and the GSO Funds, (iv) the Partnership Agreement (as defined below) with an entity controlled by an affiliate of GSO, and (v) the GP LLC Agreement (as defined below) with a controlled affiliate of GSO (see Note 14, “Stockholders’ and Mezzanine Equity”).

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

Pursuant to a crude oil production marketing agreement, a residue gas marketing agreement and a marketing agreement for NGLs between Gavilan and SN Maverick, Gavilan sells all of its production from the Comanche Assets to SN Maverick and SN Maverick purchases all such production from Gavilan, transports and sells such production and remits to Gavilan its proportionate share of the sale proceeds

Pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager.  SN Comanche Manager, as holder of the Class A Units, does not have voting rights with respect to GRHL except regarding amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the effective date of March 1, 2017. The holders of Class A Units are entitled to distributions from Available Cash, as defined in and subject to the provisions of the LLC Agreement. As of June 30, 2018, no distributions of Available Cash had been made to the Company.

SR Settlement

On August 11, 2017, the Company, the plaintiffs and all named defendants In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG in the Court of Chancery of the State of Delaware (the “Court”), relating to the Company’s August 2013 purchase of working interests in the TMS from Sanchez Resources, entered into a Stipulation of Settlement (the “Stipulation”) reflecting the terms of the settlement of the derivative stockholder litigation (the “SR Settlement”).  On November 6, 2017, the Stipulation was approved by the Court and became final on December 20, 2017 with an effective date of November 29, 2017, pursuant to which, among other things: (i) the defendants (or their insurance companies) made a payment to the Company of an aggregate of $11.75 million ($5.2 million, net of fees, expenses and other amounts); (ii) the sole member of Sanchez Resources transferred the equity of Sanchez Resources to us; (iii) Sanchez Resources transferred certain royalty interests in the TMS acreage held by Sanchez Resources to us, and (iv) Alan Jackson and Greg Colvin were removed from the Company’s compensation committee. Sanchez Resources and one of its subsidiaries is party to the SR Credit Agreement of which approximately

$24.0 million is outstanding. See Note 7, “Debt” for additional discussion of the SR Credit Agreement. The credit facility is solely secured by substantially all of the assets of Sanchez Resources and/or its subsidiary, without recourse to SN or any of its other subsidiaries, consisting of approximately 14,000 net acres largely in the TMS trend. The assets and liabilities underlying the equity interests transferred to the Company were recorded following the provisions of ASC 820 to measure nonfinancial assets and liabilities at fair value. The fair value measurements were based on market and cost approaches utilizing third-party market participant operating and development estimates. The assets and liabilities underlying the equity interests transferred to the Company were recorded at fair value on a preliminary basis as of the date of the transfer as follows (in thousands):

Proved oil and natural gas properties	$15,867
Unproved properties	7,482
Other assets acquired	2,739
Fair value of assets acquired	26,088
Asset retirement obligations	(2,092)
Fair value of net assets acquired	$23,996

Note 13. Accrued Liabilities and Other Current Liabilities

The following information summarizes accrued liabilities on the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Capital expenditures	$93,506	$85,340
Other:
General and administrative costs	8,440	8,855
Production taxes	5,444	5,084
Ad valorem taxes	7,721	84
Lease operating expenses	26,520	32,152
Interest payable	47,911	34,632
Other accrued liabilities	—	3,987
Total accrued liabilities	$189,542	$170,134

The following information summarizes other payables on the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Revenue payable	$83,705	$72,451
Production tax payable	3,881	2,774
Other	12,865	6,745
Total other payables	$100,451	$81,970

The following information summarizes other current liabilities on the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Operated prepayment liability	$41,636	$88,999
Deferred gain on Western Catarina Midstream Divestiture - short term	23,720	23,720
Phantom compensation payable - short term	5,751	2,525
Total other current liabilities	$71,107	$115,244

Note 14. Stockholders’ and Mezzanine Equity

Common Stock Offerings

On May 25, 2017, the Company entered into an equity distribution agreement with Citigroup Global Markets, Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. and filed with the SEC a prospectus supplement to our shelf registration statement that allows us to issue from time to time shares of our common stock up to an aggregate gross amount of $75 million (the “2017 ATM”).  Sales of our common stock, if any, under the 2017 ATM will be made by any method permitted by law deemed to be an “at the market” offering as defined under the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our shares of common stock or to or through a market maker or as otherwise agreed by the Company and the sales agent. As of June 30, 2018, we had not issued any shares of our common stock under the 2017 ATM.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of June 30, 2018, based on the initial conversion price, approximately 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of June 30, 2018, all dividends accumulated through that date had been paid. The dividends accrued for the period from April 1 to June 30, 2018, were declared by the Board and paid in cash to the Company’s paying agent on June 29, 2018 and distributed by the agent to holders on July 2, 2018.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. As of June 30, 2018, based on the initial conversion price, approximately 8,244,539 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may, at its option, pay dividends in cash and, subject to certain conditions, common stock or any combination thereof. Dividends are cumulative, and as of June 30, 2018, all dividends accumulated through that date had been paid. The dividends accrued for the period from April 1 to June 30, 2018, were declared by the Board and paid in cash to the Company’s paying agent on June 29, 2018 and distributed by the agent to holders on July 2, 2018.

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

The SN UnSub Preferred Units issued in March 2017 are accounted for as mezzanine equity in the condensed consolidated balance sheet consisting of the following as of June 30, 2018 and December 31, 2017, respectively, (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2018	2017
Mezzanine equity beginning balance	$427,512	$—
Private placement of SN UnSub Preferred Units	—	500,000
Discount	—	(90,527)
Accretion of Discount	12,119	18,039
Dividends accrued (1)	25,000	41,667
Dividends prepaid (2)	(2,592)	—
Dividends/distributions paid (3)	(9,908)	(41,667)
Total mezzanine equity	$452,131	$427,512

(1)

In accordance with the Partnership Agreement and SN UnSub Credit Agreement, cash distributions for the 10% dividend on the SN UnSub Preferred Units were prohibited through February 28, 2018, and thus, the dividends for the year ended December 31, 2017 were deemed to have been accrued and offset by the tax distributions paid. The dividends for the first and second quarters of 2018 were accrued and paid in cash on March 30, 2018 and July 2, 2018, respectively.

(2)

In 2017, tax distributions of approximately $2.6 million were paid in excess of the accrued dividend. The excess distribution was offset against a portion of the dividend accrued and paid during the three months ended March 31, 2018.

(3)

Distributions paid in 2017 represent tax distributions from available cash to holders of the SN UnSub Preferred Units.  The Partnership Agreement provides that tax distributions shall be treated as advances of and shall be offset against any amounts holders of the SN UnSub Preferred Units are entitled to receive.

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(34,987)	$52,988	$(39,804)	$68,723
Less:
Preferred stock dividends	(3,987)	(3,987)	(7,974)	(7,974)
Preferred unit dividends and distributions	(12,500)	(10,950)	(22,408)	(27,415)
Preferred unit amortization	(6,189)	(5,282)	(12,119)	(6,992)
Net income (loss) allocable to participating securities(1)(2)	—	(2,378)	—	(1,974)
Net income (loss) attributable to common stockholders	$(57,663)	$30,391	$(82,305)	$24,368
Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	81,787	76,395	81,356	73,045
Dilutive shares(3)(4)(5)	—	12,620	—	100
Denominator for diluted earnings (loss) per common share	81,787	89,015	81,356	73,145
Net income (loss) per common share - basic	$(0.71)	$0.40	$(1.01)	$0.33
Net income (loss) per common share - diluted	$(0.71)	$0.39	$(1.01)	$0.33

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

For the three and six months ended June 30, 2018, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(3)

The three months ended June 30, 2017 excludes 942,841 shares of weighted average restricted stock from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

(4)

The six months ended June 30, 2017 excludes 1,304,160 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

(5)

The three and six months ended June 30, 2018 excludes 2,484,202 and 756,417 shares, respectively, of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

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

During the three and six months ended June 30, 2018, the Company issued approximately 2.7 million and 3.2 million shares of restricted common stock pursuant to the LTIP to certain employees (including the Company’s officers) and consultants of SOG, with whom the Company has a services agreement, respectively. These shares of restricted common stock vest in equal annual amounts over a three-year period.

In February 2016 and April 2016, the Compensation Committee approved several new forms of agreement for use in equity awards pursuant to the LTIP. The new forms of agreements consist of two new forms of restricted stock award agreements, one of which provides for vesting in equal annual increments over a three year period from the grant date (the “Grant Date”) and the other of which provides for cliff vesting five years after the Grant Date or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Restricted Stock” or “PARS”), and two new forms of phantom stock agreements payable only in cash, one of which provides for vesting in equal annual increments over a three year period from the Grant Date (the “Phantom Stock”) and the other of which provides for cliff vesting five years after the Grant Date or earlier if the Company’s common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Phantom Stock” or “PAPS”). No PARS or PAPS were granted during the six months ended June 30, 2018.

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

During the three and six months ended June 30, 2018, the Company issued approximately 4.6 million and 5.8 million shares of Phantom Stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement, respectively. These shares of Phantom Stock vest in equal annual amounts over a three-year period.

On March 1, 2017, the Company’s Chief Executive Officer, Executive Chairman of the Board, President, and Chief Operating Officer entered into a new form of agreement for use in equity awards pursuant to the LTIP, for 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, 245,234 target shares of the Company’s common stock, and 81,745 target shares of the Company’s common stock, respectively. The new form of agreement is a performance phantom stock agreement payable in shares of common stock (the “Performance Phantom Stock Agreement”). The shares granted pursuant to the Performance Phantom Stock Agreement (the “Performance Awards”) will vest (if any) in equal annual increments over a five-year period ranging from 0% to 200% of the target phantom shares granted based on the Company’s share price appreciation relative to the share price appreciation of the S&P Oil & Gas Exploration & Production Select Industry Index for each year in the five-year performance period beginning on January 1, 2017 and ending on December 31, 2021, subject to each officer’s continuous service with the Company through each vesting date. For the 2017 performance period applicable to these awards, 0% of the target shares were awarded.

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

On April 17, 2018, the Company and certain of its key executives entered into new equity award agreements pursuant to the LTIP, whereby the key executives were granted the following performance-based phantom stock awards:

	Cash-Settled	Stock-Settled
	Target Performance-Based Phantom Shares
Chief Executive Officer	506,230	506,230
Executive Chairman of the Board	506,230	506,230
Executive Vice President and Chief Financial Officer	186,916	186,916
Executive Vice President	253,115	253,115
Senior Vice President and Chief Operating Officer	186,916	186,916

The awards were issued pursuant to (i) cash-settled performance phantom stock agreements payable only in cash (the “Cash-Settled Performance-Based Phantom Stock Agreement” or “Cash-Settled PBPS Awards”) and (ii) stock-settled performance phantom stock agreements payable in shares of common stock (the “Stock-Settled Performance-Based Phantom Stock Agreement” or “Stock-Settled PBPS Awards” and together with the Cash-Settled PBPS Awards, the “PBPS Awards”).  Vesting of the shares granted pursuant to the PBPS awards will occur over a three-year performance period beginning January 1, 2018 and ending December 31, 2020, subject to each officer’s continuous service with the Company through each vesting date.  Such shares will vest (if at all) in equal annual increments ranging from 0% to 200% of the target phantom shares based on four performance criteria: (1) leverage metrics (net debt to EBITDAX ratio); (2) reserves replacement (reserve replacement ratio); (3) LOE/Boe (production expense divided by production); and (4) safety (as measured based on the total recordable incident rate (“TRIR”)).  Each performance measure for a calendar year within the performance period is weighted 30% (or 10% in the case of TRIR) to determine the number of phantom shares earned (if any) during that calendar year.  The overall results of each performance measure during a calendar year within a performance period are weighted by approximately 33% to determine the number of phantom shares earned (if any) during the entire performance period.

The applicable vesting date for each calendar year within the performance period will be 60 days following the end of such calendar year.  Vested awards will be settled (i) in the case of Stock-Settled PBPS Awards, by the delivery of one share of Common Stock for each Stock-Settled PBPS Award that vests on the applicable vesting date in a calendar year, and (ii) in the case of Cash-Settled PBPS Awards, by the payment in cash of an amount equal to the fair market value of the Common Stock on the vesting date times the number of Cash-Settled PBPS Awards that vests on the applicable vesting date in a calendar year.  Settlement will occur as soon as reasonably practicable following the applicable vesting date, but in all events, no later than the end of the year in which the applicable vesting date occurs.

The PBPS Awards are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the Cash-Settled PBPS Awards are classified as liabilities within the Company’s balance sheet, as they are required to be settled cash, while the Stock-Settled PBPS Awards are classified as equity within the Company’s condensed consolidated balance sheet, as they are settled in shares of the Company’s common stock.  The PBPS Awards have graded-vesting features and as such, the compensation expense for the unvested awards is calculated using the graded-vesting method whereby the Company recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though they were, in substance, multiple awards.  In addition, the estimated value of each tranche will be revalued at each period end and amortized over the vesting period.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted stock awards, directors	$330	$619	$627	$4,601
Restricted stock awards, non-employees	3,023	2,982	2,819	10,548
Performance awards	1,298	734	830	1,277
Phantom stock awards	5,017	3,024	4,119	13,965
Total stock-based compensation expense	$9,668	$7,359	$8,395	$30,391

Based on the $4.52 per share closing price of the Company’s common stock on June 30, 2018, there was approximately $20.9 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding.  The cost is expected to be recognized over an average period of approximately 2.2 years.

Based on the $4.52 per share closing price of the Company’s common stock on June 30, 2018, there was approximately $0.5 million of unrecognized compensation cost related to the non‑vested PARS outstanding. The cost is expected to be recognized over an average period of approximately 2.80 years.

Based on the $4.52 per share closing price of the Company’s common stock on June 30, 2018, there was approximately $20.3 million of unrecognized compensation cost related to the non‑vested PAPS and Phantom Stock outstanding.  The cost is expected to be recognized over an average period of approximately 1.95 years.

Based on the estimated per share price of the Performance Awards on June 30, 2018, there was approximately $1.0 million of unrecognized compensation cost related to the Performance Awards.  The cost is estimated to be recognized over a weighted average period of approximately 2.9 years.

Based on estimated per share price of the common stock underlying the PBPS Awards on June 30, 2018, there was approximately $7.4 million of unrecognized compensation cost related to the PBPS Awards.  The cost is estimated to be recognized over a weighted average period of approximately 1.85 years.

A summary of the activity of the non-vested restricted shares and PARS for the three and six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-vested common stock, beginning of period	3,684	6,336	4,897	6,891
Granted	2,676	282	3,156	2,076
Vested	(542)	(711)	(2,159)	(3,060)
Forfeited	(51)	(47)	(127)	(47)
Non-vested common stock, end of period	5,767	5,860	5,767	5,860

As of June 30, 2018, approximately 5.8 million shares remain available for future issuance to participants under the LTIP assuming achievement of the maximum payment under all outstanding Performance Awards and Stock-Settled PBPS Awards.

A summary of the activity of the non‑vested Phantom Stock shares and PAPS for the three and six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-vested phantom stock and PAPS, beginning of period	3,949	4,690	3,589	4,012
Granted	2,474	191	3,652	1,986
Vested	(435)	(663)	(1,150)	(1,780)
Forfeited	(100)	(20)	(203)	(20)
Non-vested phantom stock and PAPS, end of period	5,888	4,198	5,888	4,198

Note 16. Income Taxes

The Company used a year-to-date effective tax rate method for recording income taxes for the six month periods ended June 30, 2018 and 2017. This method is based on our expectations at June 30, 2018 and 2017 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will use this method each quarter until such time a return to the annualized effective tax rate method is deemed appropriate.

The Company's effective tax rate for the six months ended June 30, 2018 and 2017 was 0.0% and (1.8%,) respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 21% and the Company’s effective tax rate of 0.0% for the six months ended June 30, 2018 is related to the valuation allowance on deferred tax assets. The Company’s effective tax rate of (1.8%) for the six months ended June 30, 2017 is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to be recorded to income tax expense.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, has established a valuation allowance to reduce the deferred tax assets as of June 30, 2018. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At June 30, 2018, the Company had no material uncertain tax positions.

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

We recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, “Income Taxes.” The guidance allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our financial results reflect the provisional income tax effects of the Tax Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the Tax Act could not be reasonably estimated as of June 30, 2018.

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

Lease Payment Obligations

As of June 30, 2018, the Company had $158.9 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $75.9 million in payments due with respect to firm commitment of oil and natural gas volumes under the gathering agreement contract signed with SNMP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $78.5 million for corporate and field office leases with expiration dates through March 2025, and (iii) $4.5 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

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

Volume Commitments

As is common in our industry, the Company is party to certain oil and natural gas gathering and transportation and natural gas processing agreements that obligate us to deliver a specified volume of production over a defined time horizon.  If not fulfilled, the Company is subject to deficiency payments. As of June 30, 2018, the Company had approximately $2,021.9 million in future commitments related to oil and natural gas gathering and transportation agreements ($664.0 million for 2018 through 2020, $673.5 million from 2021 through 2023, and $684.4 million under commitments expiring after December 31, 2023, in the aggregate) and approximately $571.2 million in future commitments related to natural gas processing agreements ($198.4 million for 2018 through 2020, $113.5 million from 2021 through 2023, and $259.30 million expiring after December 31, 2023, in the aggregate) that are not recorded in the accompanying condensed consolidated balance sheets.

For the three and six months ended June 30, 2018, the Company incurred expenses related to deficiency fees of approximately $1.7 million and $2.3 million, respectively, and for the three and six months ended June 30, 2017, the Company incurred expenses related to deficiency fees of approximately $1.4 million and $1.4 million, respectively.  These expenses are reported on the condensed consolidated statements of operations in the "Oil and natural gas production expenses" line item.  We expect to have additional expenses in 2018 related to our volume commitments.

Amended Gathering Agreement and Amended Processing Agreement

As of June 30, 2018, the Company had $58.4 million and $57.7 million in payments with respect to firm commitment of natural gas volumes associated with the Carnero Gathering Pipeline and either the Raptor Processing Plant or SOII Facility, respectively, all owned by Carnero G&P and due under the Amended Gathering Agreement and Amended Processing Agreement.  These agreements commenced on October 2, 2015 and continue until October 2, 2030.

Note 18. Revenue Recognition

Adoption of ASC 606

Effective January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers,” and all the related amendments (collectively referred to as “ASC 606”) to all open contracts using the modified retrospective method.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Adoption of this guidance resulted in the derecognition of $16.3 million in deferred gains recorded under the Carnero Gathering Disposition and Carnero Processing Disposition and the recognition of a $6.4 million derivative asset in the value of the earnout provision owed to us by SNMP with a $22.7 million decrease to accumulated deficit as of January 1, 2018.  The earnout derivative asset was marked to market and incurred approximate gains of $1.3 million and $1.5 million, respectively, during the three and six months ended June 30, 2018 as a result.

The cumulative effect of the changes made to our consolidated January 1, 2018 condensed consolidated balance sheet for the adoption of ASC 606 were as follows (in thousands):

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

Revenue from Contracts with Customers

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASC 606. The unit of account in ASC 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

ASC 606 provides additional clarification related to principal versus agent considerations.  We enter into marketing agreements with our non-operating partners to market and sell their share of production to third parties. We have determined that we act as an agent in such arrangements and account for such arrangements on a net basis.

Certain of our contracts for the sale of commodities meet the definition of a derivative. We have elected the normal purchases and normal sales scope exception as provided by ASC 815, Derivatives and Hedging, and account for such contracts in accordance with ASC 606.

Disaggregation of Revenue

We recognized revenue of $259.3 million and $510.5 million for the three and six months ended June 30, 2018, respectively. We disaggregate revenue in our income statement based on product type, and we further disaggregate our revenue related to sales and marketing revenue.

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

Sales and Marketing Revenue

Beginning in the first quarter of 2018, we entered into commodity purchase transactions with third parties and then subsequently sold the purchased commodity as separate revenue streams.  These purchase contracts were entered into to utilize existing firm transportation arrangements. We retain control of the purchased hydrocarbons prior to delivery to the purchaser. The Company has concluded that we are the principal in these arrangements and therefore we recognize revenue on a gross basis as Sales and Marketing Revenues within our condensed consolidated statement of operations, with costs to purchase and transport the commodity presented as Sales and Marketing Expenses in our condensed consolidated statement of operations. Contracts to sell the third-party hydrocarbons are the same contracts as those for which we sell our produced hydrocarbons, and as such, we do not recognize this revenue any differently than our oil, natural gas, and NGL revenue discussed previously.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At June 30, 2018 and December 31, 2017, our receivables from contracts with customers were $88.2 million and $101.4 million, respectively.

Reconciliation of Condensed Consolidated Balance Sheet

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet is as follows (in thousands):

	As of June 30, 2018
	Balances without	Effect of change
Balance Sheet	Adoption ASC 606	higher/(lower)	As Reported
Assets
Fair value of derivative instruments	$2,979	$262	$3,241
Total current assets	561,737	262	561,999
Fair value of derivative instruments	1,170	7,666	8,836
Total assets	$2,896,486	$7,928	$2,904,414
Liabilities
Other liabilities	$50,670	$(16,338)	$34,332
Total liabilities	2,988,496	(16,338)	2,972,158
Equity
Accumulated deficit	(1,915,986)	24,266	(1,891,720)
Total stockholders' deficit	(544,141)	24,266	(519,875)
Total liabilities and stockholders' deficit	$2,896,486	$7,928	$2,904,414

Reconciliation of Condensed Consolidated Statement of Operations

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations for the three and six months ended June 30, 2018 is as follows (in thousands):

	Three Months Ended June 30, 2018
	Balances without	Effect of change
	Adoption ASC 606	higher/(lower)	As Reported
Statement of Operations
Other income (expense)	$5,461	$1,254	$6,715
Total other income (expense)	(106,117)	1,254	(104,863)
Income (loss) before income taxes	(36,241)	1,254	(34,987)
Net income (loss)	$(36,241)	$1,254	$(34,987)

	Six Months Ended June 30, 2018
	Balances without	Effect of change
	Adoption ASC 606	higher/(lower)	As Reported
Statement of Operations
Other income (expense)	$8,616	$1,527	$10,143
Total other income (expense)	(190,194)	1,527	(188,667)
Income (loss) before income taxes	(41,331)	1,527	(39,804)
Net income (loss)	$(41,331)	$1,527	$(39,804)

We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

Not

Note 19. Condensed Consolidating Financial Information

The Company’s 7.75% Notes and 6.125% Notes have been registered with the SEC and are guaranteed by all of the Company’s subsidiaries, except for SN UR Holdings, LLC, SN Services, LLC, SNT, SN Midstream, Manager, SN UnSub General Partner, SN UnSub Holdings, SN UnSub, SN Capital, LLC, Sanchez Resources, SR Acquisition III, LLC and SR TMS, LLC which are unrestricted subsidiaries of the Company. As of June 30, 2018 such guarantor subsidiaries are 100% owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

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

A summary of the condensed consolidated guarantor balance sheets as of June 30, 2018 and December 31, 2017 is presented below (in thousands):

	June 30, 2018
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$633,669	$112,281	$125,872	$(309,823)	$561,999
Total oil and natural gas properties, net	121,408	1,345,142	767,398	—	2,233,948
Investment in subsidiaries	1,247,762	—	(7,279)	(1,240,483)	—
Other assets	11,824	9,825	86,818	—	108,467
Total Assets	$2,014,663	$1,467,248	$972,809	$(1,550,306)	$2,904,414

Liabilities and Shareholders' Equity
Current liabilities	$199,403	$348,978	$264,888	$(309,823)	$503,446
Long-term liabilities	2,214,683	58,526	195,503	—	2,468,712
Mezzanine equity	—	—	452,131	—	452,131
Total shareholders' equity (deficit)	(399,423)	1,059,744	60,287	(1,240,483)	(519,875)
Total Liabilities and Shareholders' Equity (deficit)	$2,014,663	$1,467,248	$972,809	$(1,550,306)	$2,904,414

	December 31, 2017
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$447,984	$98,758	$117,031	$(312,975)	$350,798
Total oil and natural gas properties, net	3,987	1,275,153	748,319	—	2,027,459
Investment in subsidiaries	1,081,692	—	(7,280)	(1,074,412)	—
Other assets	25,451	4,415	62,512	—	92,378
Total Assets	$1,559,114	$1,378,326	$920,582	$(1,387,387)	$2,470,635

Liabilities and Shareholders' Equity
Current liabilities	$212,026	$312,531	$250,946	$(312,975)	$462,528
Long-term liabilities	1,827,072	26,787	195,876	—	2,049,735
Mezzanine equity	—	—	427,512	—	427,512
Total shareholders' equity (deficit)	(479,984)	1,039,008	46,248	(1,074,412)	(469,140)
Total Liabilities and Shareholders' Equity (deficit)	$1,559,114	$1,378,326	$920,582	$(1,387,387)	$2,470,635

A summary of the condensed consolidated guarantor statements of operations for the three and six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended June 30, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$178,842	$80,472	$—	$259,314
Total operating costs and expenses	(24,721)	(125,167)	(39,684)	134	(189,438)
Other income	(81,192)	(5,766)	(17,771)	(134)	(104,863)
Income (loss) before income taxes	(105,913)	47,909	23,017	—	(34,987)

Income tax benefit	—	—	—	—	—
Equity in income (loss) of subsidiaries	70,926	—	—	(70,926)	—
Net income (loss)	$(34,987)	$47,909	$23,017	$(70,926)	$(34,987)

	Three Months Ended June 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$111,302	$64,402	$—	$175,704
Total operating costs and expenses	(22,154)	(70,345)	(53,921)	—	(146,420)
Other income	7,856	5,278	10,315	—	23,449
Income (loss) before income taxes	(14,298)	46,235	20,796	—	52,733

Income tax benefit	18	237	—	—	255
Equity in income (loss) of subsidiaries	67,268	—	—	(67,268)	—
Net income (loss)	$52,988	$46,472	$20,796	$(67,268)	$52,988

	Six Months Ended June 30, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$346,328	$164,212	$—	$510,540
Total operating costs and expenses	(40,252)	(207,833)	(113,862)	270	(361,677)
Other income (expense)	(147,959)	(5,263)	(35,175)	(270)	(188,667)
Income (loss) before income taxes	(188,211)	133,232	15,175	—	(39,804)

Income tax benefit (expense)	—	—	—	—	—
Equity in income (loss) of subsidiaries	148,407	—	—	(148,407)	—
Net income (loss)	$(39,804)	$133,232	$15,175	$(148,407)	$(39,804)

	Six Months Ended June 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$223,130	$86,416	$—	$309,546
Total operating costs and expenses	(86,727)	(124,950)	(75,832)	501	(287,008)
Other income (expense)	(3,378)	10,393	38,463	(501)	44,977
Income (loss) before income taxes	(90,105)	108,573	49,047	—	67,515

Income tax benefit (expense)	1,208	—	—	—	1,208
Equity in income (loss) of subsidiaries	157,620	—	—	(157,620)	—
Net income (loss)	$68,723	$108,573	$49,047	$(157,620)	$68,723

A summary of the condensed consolidated guarantor statements of cash flows for the six months ended June 30, 2018 and 2017 is presented below (in thousands):

	Six Months Ended June 30, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(107,425)	$206,878	$55,841	$—	$155,294
Net cash provided by (used in) investing activities	(49,514)	(251,777)	(53,336)	47,669	(306,958)
Net cash provided by (used in) financing activities	423,387	15,853	13,348	(47,669)	404,919
Net increase (decrease) in cash and cash equivalents	266,448	(29,046)	15,853	—	253,255
Cash and cash equivalents, beginning of period	86,937	29,046	68,451	—	184,434
Cash and cash equivalents, end of period	$353,385	$—	$84,304	$—	$437,689

	Six Months Ended June 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(137,380)	$173,301	$23,840	$—	$59,761
Net cash provided by (used in) investing activities	(251,400)	(419,849)	(758,933)	236,270	(1,193,912)
Net cash provided by (used in) financing activities	108,675	246,548	641,528	(236,270)	760,481
Net increase (decrease) in cash and cash equivalents	(280,105)	—	(93,565)	—	(373,670)
Cash and cash equivalents, beginning of period	343,941		157,976	—	501,917
Cash and cash equivalents, end of period	$63,836	$—	$64,411	$—	$128,247

Note 20. Variable Interest Entities

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

As noted previously in Note 9, “Investments,” pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager. Although the Company did not pay any cash for the Class A Units, the Company’s investment in GRHL represents a VIE that could expose the Company to losses limited to the estimated fair value of the investment. The carrying amounts of the investment in GRHL and the Company’s maximum exposure to loss as of June 30, 2018, was approximately $7.3 million. The Company did not record any earnings from its ownership of the Class A Units for the six months ended June 30, 2018. The Company determined that Blackstone is the primary beneficiary of the VIE as the Company has no significant voting rights in GRHL under the LLC Agreement and no power over decisions related to the business activities of GRHL, other than operation of the properties.

As noted above in Note 9, “Investments,” the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility in 2015. The Company determined that ownership in the SOII Facility is more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. On June 14, 2017, SN Catarina completed the disposition of the SOII Facility (the “SOII Disposition”) for $12.5 million in cash.  Prior to the SOII Disposition, we concluded that the investment in SOII Facility is a VIE under the revised guidance because we could not remove Targa as operator and we did not have substantive participating rights.  In addition, Targa had the discretion to direct activities of the VIEs regarding the risks associated with price, operations, and capital investment which have the most significant impact on the VIEs economic performance.

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

As noted above in Note 9, “Investments,” in November 2016, the Company purchased common units of SNMP for $25.0 million as part of a private equity issuance.  Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP. The Company’s investment in SNMP represents a VIE that could expose the Company to losses limited to the equity in the investment at any point in time. The carrying amounts of the investment in SNMP and the Company’s maximum exposure to loss as of June 30, 2018, was approximately $26.8 million.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Company’s maximum exposure to loss as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Beginning Balance	$32,507	$39,656
Initial investment in GRHL	—	7,280
Distributions from equity investments	—	(311)
Gain (loss) from change in fair value of investment in SNMP	1,591	(1,591)
Sale of investments	—	(12,527)
Maximum exposure to loss	$34,098	$32,507

Note 21. Subsequent Events

On July 27, 2018, the Company and Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”), entered into a second amendment to the Rights Agreement, dated as of July 28, 2015, between the Company and the Rights Agent (the “Rights Plan”) to extend the “Final Expiration Date” of the preferred share purchase rights (the “Rights”) pursuant to the Rights Plan from July 27, 2018 to July 26, 2021.

The Board adopted the Rights Plan in an effort to prevent the imposition of significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), on its ability to utilize its current NOLs to reduce its future tax liabilities. If the Company experiences an ‘‘ownership change,’’ as defined in Section 382 of the Code, the Company’s ability to fully utilize the NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits. In general terms, the Rights Plan works by imposing a significant penalty upon any person or group that acquires 4.9% or more of the outstanding common stock without the approval of the Board (an ‘‘Acquiring Person’’). The Rights Plan also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.9% or more of the outstanding common stock but do own 4.9% or more in value of the Company’s outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. Stockholders who as of July 28, 2015, owned 4.9% or more of the common stock will not trigger the Rights unless they acquire additional common stock shares, subject to certain exceptions set forth in the Rights Plan. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Plan if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company.

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

Business Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential in the Eagle Ford Shale in South Texas.  We also hold an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future development opportunities. As of June 30, 2018, we have assembled approximately 485,000 gross leasehold acres (283,000 net acres) in the Eagle Ford Shale. For the year 2018, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.  We continually evaluate opportunities to grow our acreage and our producing assets through acquisitions.  Our successful acquisition of such assets will depend on the opportunities and the financing alternatives available to us at the time we consider such opportunities.

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

Acquisition and Divestiture Transactions

Listed below is a table of our significant consummated acquisition and divestiture transactions since January 1, 2017:

Transaction	Transaction Date	Transaction Effective Date	Core Area	Net Acreage Acquired	Net Acreage Remaining at 6/30/18	(Purchase) / Disposition Price (millions)
Javelina Disposition	9/19/2017	8/1/2017	Eagle Ford	N/A	N/A	$105
Marquis Disposition	6/15/2017	1/1/2017	Eagle Ford	N/A	N/A	$50
Comanche Acquisition(1)	3/1/2017	7/1/2016	Eagle Ford, Pearsall	76,000	76,000	$(1,044)
Cotulla Disposition(2)	12/14/2016	6/1/2016	Cotulla, Eagle Ford	N/A	N/A	$167

(1)	The acreage and purchase price disclosed in this table includes only acreage and purchase price related to the SN Comanche Assets.

(2)

The Cotulla Disposition has been included in the table above to capture the subsequent closings that occurred during the six months ended June 30, 2017. Refer to Note 4, “Acquisitions and Divestitures” for additional detail.

Javelina Disposition

On September 19, 2017, the Company, through its wholly owned subsidiary, SN Cotulla Assets, LLC (“SN Cotulla”), sold approximately 68,000 undeveloped net acres located in the Eagle Ford Shale in LaSalle and Webb Counties, Texas to Vitruvian Exploration IV, LLC for approximately $105 million in cash, after preliminary closing adjustments (the “Javelina Disposition”). Consideration received from the Javelina Disposition was based on an August 1, 2017 effective date.

Marquis Disposition

On June 15, 2017, the Company, through its wholly owned subsidiary, SN Marquis LLC, sold approximately 21,000 net acres primarily located in the Eagle Ford Shale in Fayette and Lavaca Counties, Texas to Lonestar Resources US, Inc. (“Lonestar”) for an adjusted purchase price of approximately $44 million in cash and approximately $6.0 million in Lonestar’s Series B Convertible Preferred Stock, valued as of the closing date, which subsequently converted into 1.5 million shares of Lonestar’s Class A Common Stock (the “Marquis Disposition”). The consideration received from the Marquis Disposition was based on a January 1, 2017 effective date.

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

Cotulla Disposition

On December 14, 2016, SN Cotulla Assets, LLC (“SN Cotulla”), a wholly-owned subsidiary of the Company, sold approximately 15,000 net acres located in Dimmit, Frio, LaSalle, Zavala and McMullen Counties, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC for an adjusted purchase price of approximately $153.5 million, subject to normal and customary post-closing adjustments (the “Cotulla Disposition”). Consideration received from the Cotulla Disposition was based on a June 1, 2016 effective date. During 2017, two additional closings occurred and final post-closing adjustments were made to the purchase price, which resulted in total aggregate consideration of approximately $167.4 million.

2018 Capital Program

Our 2018 capital budget is largely focused on the development of our approximately 283,000 net acres in the Eagle Ford Shale. We anticpate investing approximately $525 million during the year, with over 94% planned for drilling and completion of wells in the Eagle Ford Shale. The remainder will be invested in facilities and leasing activities.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of June 30, 2018, we have assembled approximately 485,000 gross leasehold acres (approximately 283,000 net acres) and have approximately 7,800 gross (3,550 net) specifically identified drilling locations for potential future drilling. As of June 30, 2018, approximately 691 of these gross drilling locations represented proved undeveloped reserves. These locations were developed using existing geologic and engineering data. The approximately 7,109 additional gross drilling locations are specifically identified non-proven locations that have been identified by our management team. Although these approximate 7,109 gross additional non-proven locations are determined using the same geologic and engineering methodology as those locations to which proved reserves are attributed, they fail to satisfy all criteria for proven reserves for reasons such as development timing, economic viability at Securities and Exchange Commission (“SEC”) pricing, and production volume certainty. In evaluating and determining those locations, we also considered the availability of local infrastructure, drilling support assets, property restrictions and state and local regulations. The locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors, and may differ from the locations currently identified. For the year 2018, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In 2017, we acquired approximately 252,000 gross (61,000 net) Eagle Ford Shale acres in Dimmit, Webb, La Salle, Zavala and Maverick Counties, Texas through the Comanche Acquisition representing an approximately 24% working interest, which area we refer to as the Comanche area.  We anticipate drilling, completion and facilities costs on this acreage to average between $3.0 million and $6.0 million per well.  The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 4,400 feet to approximately 11,000 feet.  We have identified approximately 5,250 gross (1,275 net) Eagle Ford locations for potential future drilling on our Comanche area.

In the Comanche area, we have a drilling obligation, that, in addition to other requirements in the leases that must be adhered to in order to maintain the acreage position, requires us to complete and equip 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022.  Up to 30 wells completed and equipped in excess of the annual 60 well requirement can be carried over to satisfy part of the 60 well requirement in subsequent annual periods on a well-for-well basis. As of June 30, 2018, 112 wells had been drilled towards the 60 well commitment that will end on August 31, 2018. As a result, the Company has met its annual drilling commitment in the Comanche area for the current period and has already drilled 30 wells toward the maximum bank of 30 wells for the next annual drilling commitment period that begins on September 1, 2018.  For the year 2018, our current capital budget and plans include the drilling of at least the minimum number of wells to maintain access to such undeveloped acreage in the Comanche area.

We have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas representing a 100% working interest, which area we refer to as the Catarina area. We anticipate drilling, completion and facilities costs on this acreage to be between $3.0 million and $6.0 million per well based on our current estimates and historical well costs. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 4,400 feet to approximately 11,200 feet. We have identified greater than 1,050 gross (1,050 net) locations for potential future drilling in our Catarina area.

In the Catarina area, we have a drilling obligation that requires us to drill (i) 50 wells in each twelve month period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent twelve month period on a well-for-well basis. By exceeding the 50 well annual drilling commitment in the two prior years by 20 wells and 18 wells, respectively, the Company maximized the allowable 30 well bank that can be applied towards the current annual drilling commitment period. As of June 30, 2018, SN had drilled 46 wells in addition to the 30 wells banked towards the 50 well annual drilling commitment in the Catarina area that extends from July 1, 2017 to June 30, 2018. As a result, the

Company has met its annual drilling commitment at Catarina for the current period and drilled 26 wells toward a maximum bank of 30 wells for the next annual drilling commitment period that begins on July 1, 2018.

We have approximately 108,000 net acres in Dimmit, Frio, LaSalle, and Zavala Counties, Texas, which we refer to as the Maverick area. We believe that our Maverick acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $5.5 million and $7.0 million per well based on our current estimates and historical well costs. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 9,500 feet to approximately 9,800 feet. We have identified greater than 1,050 gross (1,000 net) locations for potential future drilling on our Maverick area.

We have approximately 7,600 net acres in Gonzales County, Texas which we refer to as the Palmetto area. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be approximately $5.5 million per well based on our current estimates and historical well costs. We have identified greater than 450 gross (215 net) locations for potential future Eagle Ford drilling in our Palmetto area.

Tuscaloosa Marine Shale

As of June 30, 2018, we owned approximately 34,000 net acres in the TMS. The TMS development is currently challenged due to high well costs and depressed commodity prices. We believe that the TMS play has significant development potential as changes in technology, commodity prices, and service prices occur.

Recent Developments

Comanche Integration

Integration of the Comanche Assets continued during the second quarter of 2018. As of June 30, 2018, we had brought 236 gross wells on-line since we closed the transaction on March 1, 2017, including 89 wells during the first half of 2018 and 147 wells during 2017. In addition, as of June 30, 2018, there were 52 wells awaiting completion within the Comanche area.  With the Comanche Assets strategically located adjacent to our existing Catarina assets, and in close proximity to our Maverick area, we anticipate substantial and continuing operating synergies and other benefits arising from the scale and concentration of our expanded Eagle Ford position.  We believe our continued focus on the Western Eagle Ford, expertise at multi-bench development and efficient cost structure provide us with opportunities to create significant value from the Comanche Assets.

SN UnSub Credit Agreement Amendment

On May 11, 2018, the SN UnSub Credit Agreement was amended in conjunction with the spring redetermination to, among other things, (i) increase the borrowing base from $330 million to $380 million , (ii) lower the applicable margins on borrowings outstanding, (iii) reduce the proven reserves minimum collateral requirement, (iv) reduce the restrictions on SN UnSub’s ability to make certain investments, restricted payments and debt repayments and (v) provide a more permissive maximum hedging covenant. The next regularly scheduled borrowing base redetermination is scheduled in the fourth quarter of 2018.

Outlook

Although commodity and capital markets have shown signs of improvement, we continue to manage our business for the potential of ongoing commodity price volatility. This volatility has significantly influenced our industry and operating environment in the past, and we believe it may again in the future. We face continuing uncertainty with respect to the demand for our products, commodity prices, service availability and costs, and our ability to fund capital projects. As a result, we continue to evaluate the possibility of certain non-core divestitures to improve liquidity and actively manage our portfolio and returns.

We currently expect that the Company’s cash flows and cash on hand will be sufficient to fund our anticipated 2018 operating needs, debt service obligations, capital expenditures, and commitments and contingencies. We continuously evaluate our capital spending, operating and funding activities, with consideration of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program and related financing plans as warranted. We continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

Our 2018 capital budget is largely focused on the development of our approximately 283,000 net acres in the Eagle Ford Shale. We anticpate investing approximately $525 million during the year, with over 94% planned for drilling and completion of wells in the Eagle Ford Shale. The remainder will be invested in facilities and leasing activities.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue from Production and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Three Months Ended		Increase (Decrease)
	June 30,		2018 vs 2017
	2018	2017	$	%
Net Production:
Oil (MBbl)	2,377	2,075	302	15%
NGLs (MBbl)	2,484	2,130	354	17%
Natural gas (MMcf)	14,249	14,814	(565)	(4)%
Total oil equivalent (MBoe)	7,236	6,674	562	8%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$65.86	$43.90	$21.96	50%
NGLs ($ per Bbl)	22.76	17.31	5.45	31%
Natural gas ($ per Mcf)	2.89	3.22	(0.33)	(10)%
Oil equivalent ($ per Boe)	$35.13	$26.33	$8.80	33%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$52.80	$47.79	$5.01	10%
Natural gas liquids ($ per Bbl)	22.76	17.31	5.45	31%
Natural gas ($ per Mcf)	3.21	3.16	0.05	2%
Oil equivalent ($ per Boe)	$31.48	$27.40	$4.08	15%
Revenues from Production(1)(3):
Oil sales	$156,544	$91,096	$65,448	72%
Natural gas liquids sales	56,533	36,873	19,660	53%
Natural gas sales	41,141	47,735	(6,594)	(14)%
Total revenues	$254,218	$175,704	$78,514	45%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

(3)	Excludes revenues related to sales and marketing revenues.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	June 30,
	2018	2017
Production:
Oil - MBbl
Comanche	1,134	844
Catarina	828	794
Maverick	368	253
Cotulla	—	4
Palmetto	26	75
Marquis	—	99
TMS / Other	21	6
Total	2,377	2,075
Natural gas liquids - MBbl
Comanche	1,024	860
Catarina	1,445	1,222
Maverick	8	13
Cotulla	—	—
Palmetto	7	15
Marquis	—	20
TMS / Other	—	—
Total	2,484	2,130
Natural gas - MMcf
Comanche	5,796	5,022
Catarina	8,374	9,565
Maverick	37	67
Cotulla	—	(10)
Palmetto	42	77
Marquis	—	95
TMS / Other	—	(2)
Total	14,249	14,814
Net production volumes:
Total oil equivalent (MBoe)	7,236	6,674
Average daily production (Boe/d)	79,516	73,341
Average Sales Price (1):
Oil ($ per Bbl)	$65.86	$43.90
Natural gas liquids ($ per Bbl)	$22.76	$17.31
Natural gas ($ per Mcf)	$2.89	$3.22
Oil equivalent ($ per Boe)	$35.13	$26.33
Average unit costs per Boe:
Oil and natural gas production expenses	$10.73	$9.38
Production and ad valorem taxes	$1.96	$1.32
General and administrative expenses	$4.07	$4.45
Depreciation, depletion, amortization and accretion	$8.61	$6.12
Impairment of oil and natural gas properties	$0.03	$—

(1)	Excludes the impact of derivative instruments.

Net Production.  Production increased from 6,674 MBoe for the three months ended June 30, 2017 to 7,236 MBoe for the three months ended June 30, 2018 due to recently completed wells coming online, offset by a decrease in other areas as a result of divestitures during the period. The number of gross wells producing at the period end and the net production for the periods were as follows:

	Three Months Ended June 30,
	2018		2017
	# Wells	MBoe	# Wells	MBoe
Comanche	1,657	3,124	1,477	2,541
Catarina	425	3,669	358	3,610
Maverick	63	382	42	277
Cotulla	—	—	—	2
Palmetto	86	40	84	103
Marquis	—	—	—	135
TMS / Other	47	21	14	6
Total	2,278	7,236	1,975	6,674

For the three months ended June 30, 2018, 33% of our production was oil, 34% was NGLs and 33% was natural gas compared to the three months ended June 30, 2017 production that was 31% oil, 32% NGLs and 37% natural gas. The production mix is relatively consistent between the periods due to the similar proportion of oil, NGLs and natural gas production from our producing properties.

Revenues from Production. Sales revenue for oil, NGLs, and natural gas totaled $254.2 million and $175.7 million for the three months ended June 30, 2018 and 2017, respectively. Sales revenue for oil and NGLs for the three months ended June 30, 2018 increased $65.4 million and $19.7 million, respectively, and sales revenue for natural gas decreased $6.6 million, respectively, as compared to the three months ended June 30, 2017. The increase in sales revenue for oil and NGLs is primarily attributable to increased commodity prices and increased production due to recently completed wells coming online.  The decrease in sales revenue for natural gas is primarily attributable to a decrease in natural gas prices.

Sales and Marketing Revenues. Beginning in the first quarter of 2018, we entered into commodity purchase transactions with third parties and then subsequently sold the purchased commodity as separate revenue streams.  These purchase contracts were entered into to utilize existing firm transportation arrangements.  The Company recorded sales and marketing revenues of $5.1 million during the three months ended June 30, 2018 associated with these transactions.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the quarter ended June 30, 2017 to the quarter ended June 30, 2018 (in thousands, except average sales price).

	Three Months Ended June 30,			Three Months Ended
	2018	2017	Production	June 30, 2017	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	2,377	2,075	302	$43.90	$13,258
Natural gas liquids (MBbl)	2,484	2,130	354	$17.31	$6,128
Natural gas (MMcf)	14,249	14,814	(565)	$3.22	$(1,821)
Total oil equivalent (MBoe)	7,236	6,674	562	$26.33	$17,565

	Three Months Ended June 30,			Three Months Ended
	2018	2017		June 30, 2018	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$65.86	$43.90	$21.96	2,377	$52,190
Natural gas liquids (MBbl)	$22.76	$17.31	$5.45	2,484	$13,532
Natural gas (MMcf)	$2.89	$3.22	$(0.33)	14,249	$(4,773)
Total oil equivalent (MBoe)	$35.13	$26.33	$8.80	7,236	$60,949

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the three months ended June 30, 2018 by approximately $25.4 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the three months ended June 30, 2018 by approximately $25.4 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	June 30,		2018 vs 2017
	2018	2017	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$77,644	$62,620	$15,024	24%
Exploration expenses	516	4,446	(3,930)	-88%
Sales and marketing expenses	5,086	—	5,086	100%
Production and ad valorem taxes	14,208	8,799	5,409	61%
Depreciation, depletion, amortization and accretion	62,323	40,842	21,481	53%
Impairment of oil and natural gas properties	194	—	194	100%
General and administrative expenses(1)	29,467	29,713	(246)	-1%
Total operating costs and expenses	189,438	146,420	43,018	29%

Interest income	1,528	150	1,378	*
Other income (expense)	6,715	(6,618)	13,333	*
Gain on sale of oil and natural gas properties	1,528	6,022	(4,494)	-75%
Interest expense	(44,590)	(35,961)	(8,629)	24%
Earnings from equity investments	—	242	(242)	-100%
Net gains (losses) on commodity derivatives	(70,044)	59,614	(129,658)	*
Income tax benefit	—	255	(255)	-100%

*Variances deemed to be not meaningful

(1)

Includes non-cash stock-based compensation expense of $4.7 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively, and includes acquisition and divestiture costs of $0.4 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties.  Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties.  Our oil and natural gas production expenses increased 24% to approximately $77.6 million for the three months ended June 30, 2018 as compared to $62.6 million for the same period in 2017.  The increase is attributable to the increase in operating and transportation costs incurred in the operation of our larger asset base and higher number of producing wells brought online and was partially offset by a decrease in marketing expenses. Our average production expenses increased from $9.38 per Boe during the three months ended June 30, 2017 to $10.73 per Boe for the three months ended June 30, 2018. This increase was due primarily to the increase in production expenses previously described as well as the rising cost environment as oil prices continue to strengthen.

Exploration Expenses.  The Company records exploration expenditures as charges against earnings for charges such as exploratory dry holes, exploratory geological and geophysical costs and delay rentals.  Exploration expenses decreased from approximately $4.4 million during the three months ended June 30, 2017 to approximately $0.5 million during the three months ended June 30, 2018. The decrease in our exploration expenses was primarily due to fewer exploratory geological and geophysical seismic costs.

Sales and Marketing Expenses.    Beginning in the first quarter of 2018, we entered into commodity purchase transactions with third parties and then subsequently sold the purchased commodity as separate revenue streams.  These purchase contracts were entered into to utilize existing firm transportation arrangements. The Company incurred expenses to purchase and transport the commodity of approximately $5.1 million for the three months ended June 30, 2018.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at a fixed rate established by state taxing authorities. Ad valorem taxes are paid based upon a percentage, established by state or local taxing authorities, of the fair market value of real and/or business assets. The fair market value of producing properties in Texas is determined using an estimated discounted cash flow approach. Our production and ad valorem taxes totaled $14.2 million and $8.8 million for the three months ended June 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes in the second quarter 2018 compared to the same period in 2017 was primarily due to the increase in production taxes based on the corresponding increase in revenue during the period and an increase in ad valorem taxes related to an increase in wells and an increase in property value as a result of rising commodity prices. Our average production and ad valorem taxes increased from $1.32 per Boe during the three months ended June 30, 2017 to $1.96 per Boe for the three months ended June 30, 2018.

Depreciation, Depletion, Amortization and Accretion.  Our DD&A expense increased $21.5 million from $40.8 million ($6.12 per Boe) for the three months ended June 30, 2017 to $62.3 million ($8.61 per Boe) for the three months ended June 30, 2018. Higher production due to additional wells coming online during the three months ended June 30, 2018 as compared to the same period in 2017 resulted in a $3.4 million increase in depletion expense and the increase in the depletion rate resulted in a $18.0 million increase in depletion expense.

Impairment of Oil and Natural Gas Properties.  We did not record a proved property impairment during the three months ended June 30, 2018 and 2017. We recorded impairment of $0.2 million ($0.03 per Boe) to our unproved oil and natural gas properties for the three months ended June 30, 2018 due to acreage expiration from changes in development plan.  We did not record any impairment to our unproved oil and natural gas properties for the three months ended June 30, 2017. Changes in production rates, levels of reserves, future development costs and other factors will impact our actual impairment analyses in future periods.

General and Administrative Expenses.  Our G&A expenses totaled $29.5 million for the three months ended June 30, 2018 compared to $29.7 million for the same period in 2017. Although net G&A remained flat period-over-period, there was a decrease primarily due to a decrease in professional fees, drilling overhead costs, and non-cash stock based compensation expense that was offset by and an increase in our cash stock-based compensation expense and consulting and legal fees. Our G&A expenses per Boe decreased from $4.45 per Boe for the three months ended June 30, 2017 to $4.07 per Boe for three months ended June 30, 2018.

For the three months ended June 30, 2018 and 2017, we recorded non-cash stock‑based compensation expense (settled in common shares) of approximately $4.7 million ($0.64 per Boe) and expense of $4.3 million ($0.65 per Boe), respectively. The increase in the non-cash stock-based compensation expense amount was caused by additional grants of stock including the PBPS Awards in April 2018 . The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

We recorded costs associated with insignificant acquisition or divestiture activities of $0.4 million ($0.05 per Boe) for the three months ended June 30, 2018. We recorded costs associated with the Carnero Processing Disposition that are included in G&A of $2.8 million ($0.43 per Boe) for the three months ended June 30, 2017.

Other Income (Expense).  For the three months ended June 30, 2018, other income totaled $6.7 million compared to other expense of $6.6 million for the three months ended June 30, 2017. The other income during the three months ended June 30, 2018 relates primarily to a $3.3 million gain associated with the increase in fair value of the investment in SNMP as compared to a loss of $1.5 million during the three months ended June 30, 2017 and a $6.1 million gain associated with the increase in the fair value of the investment in Lonestar as compared to a gain of $0.5 million during the three months ended June 30, 2017. These gains were offset by a loss of $6.1 million on embedded derivatives as compared to a loss of $0.4 million during the comparable period in 2017.

Interest Expense.  For the three months ended June 30, 2018, interest expense totaled $44.6 million and included $3.1 million in amortization of debt issuance costs. For the three months ended June 30, 2017, interest expense totaled $36.0 million and included $3.7 million in amortization of debt issuance costs. The increase in interest expense for the three months ended June 30, 2018 relates primarily to the 7.25% Senior Secured Notes issued in February 2018.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended June 30, 2018, we recognized a net loss of $70.0 million on our commodity derivative contracts, which included mark-to-market losses on oil and natural gas derivatives of $35.3 million and $8.4 million, respectively. These losses were primarily the result of increases in commodity prices from the previous reporting period until the end of the current reporting period.  In addition, there were settlement losses on oil derivatives of $31.0 million offset by settlement gains of $4.6 million on natural gas derivatives. The settlement gains and losses were primarily a result of the decreases and increases in commodity prices, respectively, from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

During the three months ended June 30, 2017, we recognized a total gain of $59.6 million on our commodity derivative contracts primarily related mark-to-market gains on oil and natural gas derivatives of $40.7 million and $11.7 million, respectively. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the end of the period. In addition, there were settlement gains on oil derivatives of $8.1 million offset by settlement losses of $0.9 million on natural gas derivatives. Settlement gains and losses are the result of the decrease or increase, respectively, in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

Income Tax Benefit.  For the three months ended June 30, 2018, the Company did not record an income tax benefit. Our effective tax rate for the three months ended June 30, 2018 was approximately 0.0% compared to a statutory rate of 21%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to a valuation allowance recorded during the period. For the three months ended June 30, 2017, the Company recorded income tax benefit of approximately $0.3 million.  Our effective tax rate for the three months ended June 30, 2017 was approximately (0.5%) compared to the maximum statutory rate of 35%.  The difference between the statutory rate and the Company’s effective tax rate is primarily related to immaterial differences recorded during the period on warrants issued by the Company to purchase common stock that had a day one difference in estimated fair value for book and tax accounting purposes and an adjustment related to a modification on the Company’s separate filing obligations relating to the Comanche Acquisition.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue from Production and Production

The following table summarizes production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Six Months Ended		Increase (Decrease)
	June 30,		2018 vs 2017
	2018	2017	$	%
Net Production:
Oil (MBbl)	4,898	3,624	1,274	35%
Natural gas liquids (MBbl)	4,890	3,501	1,389	40%
Natural gas (MMcf)	28,199	25,270	2,929	12%
Total oil equivalent (MBoe)	14,488	11,336	3,152	28%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$63.68	$45.36	$18.32	40%
Natural gas liquids ($ per Bbl)	21.64	18.27	3.37	18%
Natural gas ($ per Mcf)	2.94	3.21	(0.27)	(8)%
Oil equivalent ($ per Boe)	$34.56	$27.31	$7.25	27%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$53.07	$47.56	$5.51	12%
Natural gas liquids ($ per Bbl)	21.64	18.27	3.37	18%
Natural gas ($ per Mcf)	3.14	3.07	0.07	2%
Oil equivalent ($ per Boe)	$31.35	$27.68	$3.67	13%
Revenues from Production(1)(3):
Oil sales	$311,935	$164,372	$147,563	90%
Natural gas liquids sales	105,838	63,973	41,865	65%
Natural gas sales	82,870	81,201	1,669	2%
Total revenues	$500,643	$309,546	$191,097	62%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

(3)	Excludes revenues related to sales and marketing revenues.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Six Months Ended
	June 30,
	2018	2017
Production:
Oil—MBoe
Comanche	2,340	1,144
Catarina	1,600	1,563
Maverick	854	526
Cotulla	—	19
Palmetto	57	136
Marquis	—	222
TMS / Other	47	14
Total	4,898	3,624
Natural gas liquids—MBbl
Comanche	2,061	1,126
Catarina	2,794	2,281
Maverick	17	19
Cotulla	—	1
Palmetto	18	25
Marquis	—	49
TMS / Other	—	—
Total	4,890	3,501
Natural gas—MMcf
Comanche	11,534	6,885
Catarina	16,481	17,933
Maverick	84	107
Cotulla	—	(9)
Palmetto	100	145
Marquis	—	211
TMS / Other	—	(2)
Total	28,199	25,270
Net production volumes:
Total oil equivalent (MBoe)	14,488	11,336
Average daily production (Boe/d)	80,044	62,633
Average Sales Price (1):
Oil ($ per Bbl)	$63.68	$45.36
Natural gas liquids ($ per Bbl)	$21.64	$18.27
Natural gas ($ per Mcf)	$2.94	$3.21
Oil equivalent ($ per Boe)	$34.56	$27.31
Average unit costs per Boe:
Oil and natural gas production expenses	$10.33	$8.88
Production and ad valorem taxes	$1.91	$1.35
General and administrative expenses	$3.58	$8.57
Depreciation, depletion, amortization and accretion	$8.39	$5.93
Impairment of oil and natural gas properties	$0.08	$0.16

(1)	Excludes the impact of derivative instruments.

Net Production.  Production increased from 11,336 MBoe for the six months ended June 30, 2017 to 14,488 MBoe for the six months ended June 30, 2018 due to the addition of the Comanche Assets, offset by a decrease in other areas as a result of divestitures during the period. The number of gross wells producing at the period end and the net production for the periods were as follows:

	Six Months Ended June 30,
	2018		2017
	# Wells	MBoe	# Wells	MBoe
Comanche	1,657	6,323	1,477	3,418
Catarina	425	7,141	358	6,833
Maverick	63	885	42	563
Cotulla	—	—	—	18
Palmetto	86	92	84	185
Marquis	—	—	—	306
TMS / Other	47	47	14	13
Total	2,278	14,488	1,975	11,336

For the six months ended June 30, 2018, 34% of our production was oil, 34% was NGLs and 32% was natural gas compared to the six months ended June 30, 2017 production that was 32% oil, 31% NGLs and 37% natural gas.  The production mix is consistent between the periods due to the similar proportion of oil, NGLs and natural gas production from our producing properties.

Revenues from Production. Sales revenue for oil, NGLs, and natural gas totaled $500.6 million and $309.5 million for the six months ended June 30, 2018 and 2017, respectively. Sales revenue for oil, NGLs, and natural gas increased $147.5 million, $41.9 million and $1.7 million, respectively, as compared to the six months ended June 30, 2017. The increase in sales revenue for oil and NGLs, and natural gas is primarily attributable to increased production related to the Comanche Acquisition, completed in March 2017 in addition to increased oil and NGL realized prices, offset by decreased natural gas prices.

Sales and Marketing Revenues. Beginning in the first quarter of 2018, we entered into commodity purchase transactions with third parties and then subsequently sold the purchased commodity as separate revenue streams.  These purchase contracts were entered into to utilize existing firm transportation arrangements.  The Company recorded sales and marketing revenues of $9.9 million during the six months ended June 30, 2018 associated with these transactions.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the six months ended June 30, 2017 to the six month ended June 30, 2018 (in thousands, except average sales price).

	Six Months Ended June 30,			Six Months Ended
	2018	2017	Production	June 30, 2017	Revenue
	Production	Production	Volume	Average Sales	Increase
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	4,898	3,624	1,274	$45.36	$57,784
NGLs (MBbl)	4,890	3,501	1,389	$18.27	$25,381
Natural gas (MMcf)	28,199	25,270	2,929	$3.21	$9,412
Total oil equivalent (MBoe)	14,488	11,336	3,152	$27.31	$92,577

	Six Months Ended June 30,			Six Months Ended
	2018	2017	Average	June 30, 2018	Revenue
	Average Sales	Average Sales	Sales Price	Production	Increase
	Price	Price	Difference	Volume	due to Price
Oil (MBbl)	$63.68	$45.36	$18.32	4,898	$89,779
NGLs (MBbl)	$21.64	$18.27	$3.37	4,890	$16,484
Natural gas (MMcf)	$2.94	$3.21	$(0.27)	28,199	$(7,743)
Total oil equivalent (MBoe)	$34.56	$27.31	$7.25	14,488	$98,520

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the six months ended $50.1 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the six months ended June 30, 2018 by approximately $50.1 million.

Operating Costs and Expenses

The table below presents a detail of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Six Months Ended		Increase (Decrease)
	June 30,		2018 vs 2017
	2018	2017	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$149,592	$100,620	$48,972	49%
Exploration expenses	549	4,797	(4,248)	-89%
Sales and marketing expenses	9,259	—	9,259	100%
Production and ad valorem taxes	27,677	15,323	12,354	81%
Depreciation, depletion, amortization and accretion	121,571	67,245	54,326	81%
Impairment of oil and natural gas properties	1,142	1,845	(703)	-38%
General and administrative expenses(1)	51,887	97,178	(45,291)	-47%
Total operating costs and expenses	361,677	287,008	74,669	26%

Interest income	2,270	507	1,763	*
Other income	10,143	3,917	6,226	*
Gain on sale of oil and natural gas properties	1,528	10,366	(8,838)	-85%
Interest expense	(88,510)	(68,986)	(19,524)	28%
Earnings from equity investments	—	677	(677)	-100%
Net gains (losses) on commodity derivatives	(114,098)	98,496	(212,594)	*
Income tax benefit	—	1,208	(1,208)	-100%

*Variances deemed to be not meaningful

(1)

Includes non-cash stock-based compensation expense of $4.3 million and $16.4 million for the six months ended June 30, 2018 and 2017, respectively, and includes acquisition and divestiture costs of $0.7 million and $26.9 million for the six months ended June 30, 2018 and 2017, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties.  Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 49% to approximately $149.6 million for the six months ended June 30, 2018 as compared to $100.6 million for the same period in 2017. The increase is attributable to the increase in marketing and transportation costs incurred in the operation of our larger asset base and higher number of producing wells brought online and acquired as part of the Comanche Acquisition in March 2017. Our average production expenses increased from $8.88 per Boe during the six months ended June 30, 2017 to $10.33 per Boe for the six months ended June 30, 2018. This increase was due primarily to the increase in production expenses previously described as well as an increase in service costs from rising commodity prices.

Exploration Expenses.  The Company records exploration expenditures as charges against earnings for charges such as exploratory dry holes, exploratory geological and geophysical costs and delay rentals. Exploration expenses decreased from approximately $4.8 million during the six months ended June 30, 2017 to approximately $0.5 million during the six months ended June 30, 2018. The decrease in our exploration expenses was primarily due to fewer exploratory geological and geophysical costs.

Sales and Marketing Expenses.    Beginning in the first quarter of 2018, we entered into commodity purchase transactions with third parties and then subsequently sold the purchased commodity as separate revenue streams. These purchase contracts were entered into to utilize existing firm transportation arrangements. The Company incurred expenses to purchase and transport the commodity $9.3 million for the six months ended June 30, 2018.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at a fixed rate established by state taxing authorities. Ad valorem taxes are paid based on a percentage, established by state or local taxing authorities, of the fair market value of real and/or business assets. The fair market value of producing properties in Texas is determined using an estimated discounted cash flow approach. Our production and ad valorem taxes totaled $27.7 million and $15.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes in the first six months of 2018 compared to the same period in 2017 was primarily due to the corresponding increase in production during the period, and an increase in ad valorem taxes related to an increase in our asset base as a result of the Comanche Acquisition completed in March 2017. Our average production and ad valorem taxes increased from $1.35 per Boe during the six months ended June 30, 2017 to $1.91 per Boe for the six months ended June 30, 2018 primarily due to the increased revenue and asset base as previously described.

Depreciation, Depletion, Amortization and Accretion.  Our DD&A expense increased $54.4 million from $67.2 million ($5.93 per Boe) for the six months ended June 30, 2017 to $121.6 million ($8.39 per Boe) for the six months ended June 30, 2018. Higher production as a result of the Comanche Acquisition during the six months ended June 30, 2018 as compared to the same period in 2017 resulted in a $18.8 million increase in depletion expense and the increase in the depletion rate resulted in a $35.6 million increase in depletion expense.

Impairment of Oil and Natural Gas Properties.  We did not record a proved property impairment for the six months ended June 30, 2018 and 2017. We recorded impairment of $1.1 million ($0.08 per Boe) and $1.8 million ($0.16 per Boe) to our unproved oil and natural gas properties for the six months ended June 30, 2018 and 2017, respectively, due to acreage expiration for changes in development plan. Changes in production rates, levels of reserves, future development costs and other factors will impact our actual impairment analyses in future periods.

General and Administrative Expenses. Our G&A expenses totaled $51.9 million ($3.58 per Boe) for the six months ended June 30, 2018 compared to $97.2 million ($8.57 per Boe) for the same period in 2017.  This decrease was due primarily to additional legal, consulting and professional fees during the six months ended June 30, 2017 associated with the Comanche Acquisition and a decrease in stock-based compensation and additional recovery of drilling overhead costs.

For the six months ended June 30, 2018 and 2017, we recorded non‑cash stock‑based compensation expense (settled in common shares) of approximately $4.3 million ($0.30 per Boe) and expense of $16.4 million ($1.45 per Boe), respectively. The decrease in the non-cash stock-based compensation expense amount was caused by a decrease in the Company’s stock price. The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

We recorded costs associated with insignificant acquisition and divestiture activities of $0.7 million ($0.05 per Boe) for the six months ended June 30, 2018. We recorded costs associated with the Comanche Acquisition that are included in G&A of $26.9 million ($2.37 per Boe) for the six months ended June 30, 2017.

Other Income.  For the six months ended June 30, 2018, other income totaled $10.1 million compared to other income of $3.9 million for the six months ended June 30, 2017. The other income during the six months ended June 30, 2018 relates primarily to $1.6 million and $6.7 million gains associated with the increase in fair values of the investments in SNMP and Lonestar, respectively, as compared to gains of $0.3 million and $0.5 million, respectively, for the comparable period of 2017. Additionally, we received $4.3 million from income on Company owned equipment as compared to income of $0.9 million during the six months ended June 30, 2017. Offsetting these gains, we incurred a loss of $6.1 million on our embedded derivatives for the six months ended June 30, 2018 as compared to a gain of $0.2 million during the six months ended June 30, 2017.

Interest Expense.  For the six months ended June 30, 2018, interest expense totaled $88.5 million and included $9.8 million in amortization of debt issuance costs. For the six months ended June 30, 2017, interest expense totaled $69.0 million and included $6.2 million in amortization of debt issuance costs. The increase in interest expense is primarily attributable to additional interest and debt issuance cost amortization related to the 7.25% Senior Secured Notes issued in February 2018 as well as interest on outstanding borrowings associated with the SN UnSub Credit Agreement.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the six months ended June 30, 2018, we recognized a net loss of $114.1 million on our commodity derivative contracts, which included mark-to-market losses on oil and natural gas derivatives of $56.0 million and $12.0 million, respectively. These losses were primarily the result of increases in commodity prices from the previous reporting period until the end of the current reporting period. In addition, there were settlement losses on oil commodity derivatives of $52.0 offset by settlement gains of $5.9 million on natural gas derivatives. The settlement gains and losses were primarily a result of the decreases and increases in commodity prices, respectively, from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

 During the six months ended June 30, 2017, we recognized a total gain of $98.5 million on our commodity derivative contracts primarily related to mark-to-market gains on oil and gas derivatives of $63.1 million and $31.1 million, respectively, associated with the decrease in oil and natural gas prices during the first half of 2017. In addition, the Company had gains from settlements of commodity derivative contracts of $4.3 million. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

Income Tax Benefit.  For the six months ended June 30, 2018, the Company did not record an income tax benefit. Our effective tax rate for the six months ended June 30, 2018 was approximately 0.0% compared to the statutory rate of 21%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to a valuation allowance recorded during the period. For the six months ended June 30, 2017, the Company recorded income tax benefit of approximately $1.2 million. During the six months ended June 30, 2017, the Company issued warrants to purchase common stock that had a day one difference in estimated fair value for book and tax accounting purposes, which caused an income tax benefit during the period. Our effective tax rate for the six months ended June 30, 2017 was (1.8%) compared to the statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to run through income tax expense.

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

As of June 30, 2018, our critical accounting policies were consistent with those discussed in our 2017 Annual Report.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in the depletion and impairment of oil and natural gas properties, the evaluation of unproved properties for impairment, the fair value of commodity derivative contracts and asset retirement obligations, accrued oil and natural gas revenues, capital expenditures and expenses and the allocation of general and administrative expenses. Actual results could differ materially from those estimates.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $437.7 million in cash and cash equivalents, $25.0 million in available borrowing capacity under the Credit Agreement, and $212.5 million in available borrowing capacity under the SN UnSub Credit Agreement, resulting in aggregate liquidity of approximately $675.2 million. For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 7, “Debt” of Part I, Item 1. Financial Statements. Other potential sources of capital and liquidity also include, among other things, our securities that can be issued pursuant to our shelf registration statement filed with the SEC, including pursuant to our $75 million at-the-market equity distribution program we entered into on May 25, 2017.

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

We currently expect that the Company’s cash flows and cash on hand will be sufficient to fund our anticipated 2018 operating needs, debt service obligations, capital expenditures, and commitments and contingencies. We continuously evaluate our capital spending, operating and funding activities, with consideration of realized commodity prices and the results of our operations, and may make further adjustments to our capital spending program and related financing plans as warranted. We continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

Our 2018 capital budget is largely focused on the development of our approximately 283,000 net acres in the Eagle Ford Shale. We anticpate investing approximately $525 million during the year, with over 94%  planned for drilling and completion of wells in the Eagle Ford Shale. The remainder will be invested in facilities and leasing activities.

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

Cash Flows

Our cash flows for the six months ended June 30, 2018 and 2017 (in thousands) are as follows:

	Six Months Ended
	June 30,
	2018	2017
Cash Flow Data:
Net cash provided by operating activities	$155,294	$59,761
Net cash used in investing activities	$(306,958)	$(1,193,912)
Net cash provided by financing activities	$404,919	$760,481

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $155.3 million for the six months ended June 30, 2018 compared to cash provided by operating activities of $59.8 million for the same period in 2017. This increase was related to higher revenues due to the impact of higher average commodity prices for oil and NGLs between these periods and increased production related to the SN Comanche Assets acquired in March 2017. The increase was partially offset by a decrease in average realized prices for natural gas and cash outflows for settlements on commodity derivatives for the six months ended June 30, 2018 compared to cash inflows for settlements on commodity derivatives for the six months ended June 30, 2017.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $307.0 million for the six months ended June 30, 2018 compared to $1.2 billion for the same period in 2017. Capital expenditures for leasehold and drilling activities for the six months ended June 30, 2018 totaled $307.7 million, primarily associated with bringing

117 gross wells on-line. In addition, we received $2.8 million related to the post-closing adjustments for the Comanche Acquisition during the six months ended June 30, 2018.

For the six months ended June 30, 2017, we purchased the SN Comanche Assets for approximately $1,039 million. We incurred capital expenditures for leasehold and drilling activities of $212.9 million, primarily associated with bringing 71 gross wells on-line, including 42 drilled-but-uncompleted wells acquired in the Comanche Acquisition. We received a total of $16.8 million for the additional closings of the Cotulla Disposition that occurred in January and April 2017. We received $44.0 million at the closing of the Marquis Disposition and an additional $12.5 million for the SOII Disposition. In addition, we invested $15.1 million in other property and equipment during the six months ended June 30, 2017.

Net Cash Provided by Financing Activities.  Net cash flows provided by financing activities totaled $404.9 million for the six months ended June 30, 2018 compared to $760.5 million for the same period in 2017. During the six months ended June 30, 2018, we issued $500 million in 7.25% Senior Secured Notes (net of discounts of $5.1 million) and had incremental borrowings of $45 million. Additionally, we made repayments on the prior credit facility of $95 million and payments on the SN UnSub credit facility of $8.0 million. We also made payments of $9.9 million for distributions to holders of the SN UnSub Preferred Units and paid dividends on our Series A and B Preferred Stock of $8.0 million.

During the six months ended June 30, 2017, we entered into the SN UnSub Credit Agreement in conjunction with the Comanche Acquisition, we had borrowings under the UnSub Credit Agreement of $198.5 million and issued the SN UnSub Preferred Units for $500 million.  Further, we issued common stock for $135.9 million (net of underwriting discounts of $7.8 million). We made payments of $45.5 million for deferred financing costs associated with the SN UnSub Credit Agreement and issuance costs for the SN UnSub Preferred Units, collectively. In addition, we made payments of $1.0 million of employee taxes via withholding shares associated with stock-based compensation and $27.4 million for tax distributions to holders of the SN UnSub Preferred Units.

Off‑Balance Sheet Arrangements

As of June 30, 2018, we did not have any off‑balance sheet arrangements.

Commitments and Contractual Obligations

Refer to Note 17, “Commitments and Contingencies” of Part 1, Item 1. Financial Statements for a description of lawsuits pending against the Company.

There have been no material changes in our contractual obligations during the six months ended June 30, 2018, other than those disclosed in Note 17, “Commitments and Contingencies” of Part 1, Item 1. Financial Statements.

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

These hedging activities, which are governed by the terms of our Credit Agreement, the SN UnSub Credit Agreement and the terms of SN UnSub’s organizational documents are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market participants.  Any derivatives that are with (x) lenders to the SN UnSub Credit Agreement, or (y) counterparties designated as secured under the Credit Agreement are, in each case, collateralized by the assets securing the applicable facility, and, therefore, do not currently require the posting of cash collateral.  Any derivatives that are with (x) non-lender counterparties, as designated under the SN UnSub Credit Agreement, or (y) counterparties that are not designated as secured under the Credit Agreement are, in each case, unsecured and do not require the posting of cash or other collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.  Please refer to Note 8, “Derivative Instruments” in Part I, Item 1. Financial Statements for a description of all of our derivatives covering anticipated future production as of June 30, 2018.

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

At June 30, 2018, the fair value of our commodity derivative contracts was a net liability of approximately $122.3 million.  A 10% increase in the oil and natural gas index prices above the June 30, 2018 prices would result in a decrease in the fair value of our commodity derivative contracts of $70.1 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of $70.5 million.

Interest Rate Risk

At the Company’s election, borrowings under the Credit Agreement or the SN UnSub Credit Agreement may be made on a variable alternate base rate (“ABR”) or a Eurodollar (LIBOR) rate, plus an applicable margin determined based on the utilization of available borrowing capacity, as defined in the applicable credit agreement. As of June 30, 2018, there were no borrowings outstanding under the Credit Agreement and $167.5 million in borrowings outstanding under the SN UnSub Credit Agreement.

Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of June 30, 2018.  Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of June 30, 2018.  Our 7.25% Senior Secured Notes bear a fixed interest rate of 7.25% with an expected maturity date of February 15, 2023, and we had $500 million outstanding as of June 30, 2018.

Our Non-Recourse Subsidiary Term Loan (as defined in “Note 7. Debt” of Part I, Item 1. Financial Statements) bears a fixed interest rate of 4.59% with an expected maturity date of August 31, 2022, and we had approximately $4 million outstanding as of June 30, 2018.

The credit facility which we assumed through a non-recourse subsidiary when we acquired the equity in Sanchez Resources bears a variable interest rate and, although the original maturity date was August 7, 2018, prior to its acquisition by the Company, the administrative agent and the lenders accelerated the obligations due under the credit facility, which continues to bear interest on the outstanding and unpaid borrowings. As of June 30, 2018, there was approximately $24.0 million in borrowings past due with no availability to borrow additional funds under that credit facility.

As of June 30, 2018, we did not have any interest rate derivative contracts in place.  If we incur significant debt with a risk of fluctuating interest rates in the future under the Credit Agreement, SN UnSub Credit Agreement, or other debt instruments, we may enter into interest rate derivative contracts on a portion of our then outstanding debt to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of our material pending legal proceedings, please refer to Note 17, “Commitments and Contingencies” of Part I, Item 1. Financial Statements.

Item 1A.  Risk Factors

Consider carefully the risk factors under the caption “Risk Factors” under Part I, Item 1A in our 2017 Annual Report, together with all of the other information included in this Quarterly Report on Form 10-Q; in our 2017 Annual Report; and in our other public filings, press releases, and public discussions with our management. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations.

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

3.4

Certificate of Amendment to Restated Certificate of Incorporation of Sanchez Energy Corporation, dated May 24, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 24, 2018 (File No. 001-35372) and incorporated herein by reference).

4.1	(a)

Fourth Supplemental Indenture (7.75% Senior Notes due 2021), dated as of April 3, 2018, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the existing guarantors and Delaware Trust Company, as trustee.

4.2	(a)

Second Supplemental Indenture (6.125% Senior Notes due 2023), dated as of April 3, 2018, by and among Sanchez Energy Corporation, SN EF Maverick, LLC, Rockin L Ranch Company, LLC, the existing guarantors and Delaware Trust Company, as trustee.

4.3	(a)

First Supplemental Indenture (7.25% Senior Secured First Lien Notes due 2023), dated as of April 3, 2018 among Sanchez Energy Corporation, the guarantors party thereto, Delaware Trust Company, as trustee and Royal Bank of Canada, as collateral trustee.

10.1	*	Form of Performance Cash-Settled Phantom Stock Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on April 23, 2018, and incorporated herein by reference).

10.2	*	Form of Performance Share-Settled Phantom Stock Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K on April 23, 2018, and incorporated herein by reference).

10.3	*	Form of Restricted Stock Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8‑K on April 23, 2018, and incorporated herein by reference).

10.4	*	Form of Phantom Stock Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8‑K on April 23, 2018, and incorporated herein by reference).

10.5

First Amendment to First Lien Credit Agreement, dated as of May 11, 2018, among SN EF UnSub, LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K on May 15, 2018, and incorporated herein by reference)

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

*     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 7, 2018.

SANCHEZ ENERGY CORPORATION

By:	/s/ Kirsten A. Hink
Kirsten A. Hink
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer)

By:	/s/ Howard J. Thill
Howard J. Thill
Executive Vice President and Chief Financial Officer (Principal Financial Officer)