Form 10-Q
period 2018-09-30
Sanchez Energy Corp
filed 2018-11-01
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

ma
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Registrant’s common stock, par value $0.01 per share, outstanding as of October 29, 2018: 87,537,788

Sanchez Energy Corporation

Form 10‑Q

For the Quarterly Period Ended September 30, 2018

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Quarterly Report on Form 10‑Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward‑looking statements.  These statements are based on certain assumptions we made based on management’s experience, perception of historical trends and technical analyses, current conditions, anticipated future developments and other factors believed to be appropriate and reasonable by management.  When used in this Quarterly Report on Form 10‑Q, words such as “will,” “potential,” “believe,” “estimate,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “plan,” “predict,” “forecast,” “budget,” “guidance,” “project,” “profile,” “model,” “strategy,” “future” or their negatives or the statements that include these words or other words that convey the uncertainty of future events or outcomes, are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words.  In particular, statements, express or implied, concerning our future operating results and returns or our ability to replace or increase reserves, increase production, or generate income or cash flows, operational and commercial benefits of our partnerships, expected benefits from acquisitions, including the Comanche Acquisition (as defined in Note 4, “Acquisitions and Divestitures” of Part I, Item 1. Financial Statements) and our strategic relationship with Sanchez Midstream Partners LP (f/k/a Sanchez Production Partners LP) (“SNMP”) are forward‑looking statements.  Forward‑looking statements are not guarantees of performance.  Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control.  Although we believe that the expectations reflected in our forward‑looking statements are reasonable and are based on reasonable assumptions, no assurance can be given that these assumptions are accurate or that any of these expectations will be achieved (in full or at all) or will prove to have been correct.  Important factors that could cause our actual results to differ materially from the expectations reflected in the forward‑looking statements include, among others:

•	the timing and extent of changes in prices of, and demand for, crude oil and condensate, natural gas liquids (“NGLs”), natural gas and related commodities;

•	our ability to successfully execute our business and financial strategies;

•	the extent to which our drilling plans are successful in economically developing our acreage, producing reserves and achieving anticipated production levels;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	the realized benefits of the acreage acquired in our various acquisitions, including the Comanche Acquisition, and other assets and liabilities assumed in connection therewith;

•

our ability to successfully integrate our various acquired assets into our operations, fully identify existing and potential problems with respect to such assets and accurately estimate reserves, production and costs with respect to such assets;

•

our ability to access the credit and capital markets to obtain financing on terms we deem acceptable, if at all, and to otherwise satisfy our capital expenditure, debt service and other funding requirements through internally generated cash flows, asset sales and other activities;

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

•

the extent to which we can optimize reserve recovery and economically develop our properties utilizing horizontal and vertical drilling, advanced completion technologies, hydraulic stimulation and other techniques;

•	our ability to successfully execute our hedging strategy and the resulting realized prices therefrom;

•	the creditworthiness and performance of our counterparties, including financial institutions, operating partners and other parties;

•

competition in the oil and natural gas exploration and production industry in the marketing of crude oil, natural gas and NGLs and for the acquisition of leases and properties, attraction and retention of employees and other personnel, procurement of equipment, materials and services and, related thereto, the availability and cost of employees and other personnel, equipment, materials and services;

•	our ability to compete generally with other companies in the oil and natural gas industry;

•	the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities;

•

developments in oil‑producing and natural gas‑producing countries, the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other factors affecting the supply and pricing of oil and natural gas;

•	the extent to which our crude oil and natural gas properties operated by others are operated successfully and economically;

•	the use of competing energy sources, the development of alternative energy sources and potential economic implications and other effects therefrom;

•	results of litigation filed against us or other legal proceedings to which we are party;

•	the extent to which we incur uninsured losses and liabilities or losses and liabilities in excess of our insurance coverage;

•

the impact of, and changes in, government policies, laws and regulations, including tax laws and regulations, environmental laws and regulations relating to air emissions, waste disposal, hydraulic fracturing and access to and use of water, laws and regulations imposing conditions and restrictions on drilling and completion operations and laws, regulations, restrictions and guidelines with respect to derivatives, hedging activities and commercial lending standards; and

•

the other factors described under “Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q and in our other public filings with the Securities and Exchange Commission (the “SEC”).

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

GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

The following includes a description of the meanings of some of the oil and natural gas industry terms used in this Quarterly Report on Form 10‑Q. The definitions “development costs,” “development project,” “development well,” “economically producible,” “field,” “possible reserves,” “probable reserves,” “production costs,” “proved area,” “reservoir,” “resources,” and “unproved properties” have been excerpted from the applicable definitions contained in Rule 4‑10(a) of Regulation S‑X.

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

exploitation:  A development or other project that may target proved or unproved reserves (such as probable or possible reserves), but that generally has a lower risk than that associated with exploration projects.

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

WTI:  West Texas Intermediate crude oil.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Sanchez Energy Corporation

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$368,672	$184,434
Oil and natural gas receivables	98,064	101,396
Joint interest billings receivables	19,268	22,569
Accounts receivable - related entities	7,856	4,491
Fair value of derivative instruments	1,584	16,430
Other current assets	17,493	21,478
Total current assets	512,937	350,798
Oil and natural gas properties, on the basis of successful efforts accounting:
Proved oil and natural gas properties	3,597,896	3,130,407
Unproved oil and natural gas properties	407,485	398,605
Total oil and natural gas properties	4,005,381	3,529,012
Less: Accumulated depreciation, depletion, amortization and impairment	(1,684,659)	(1,501,553)
Total oil and natural gas properties, net	2,320,722	2,027,459

Other assets:
Fair value of derivative instruments	8,489	1,428
Investments (Investment in SNMP measured at fair value of $16.1 million and $25.2 million as of September 30, 2018 and December 31, 2017, respectively)	35,101	38,462
Other assets	54,529	52,488
Total assets	$2,931,778	$2,470,635
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,867	$14,994
Other payables	98,929	81,970
Accrued liabilities:
Capital expenditures	109,992	85,340
Other	96,987	84,794
Fair value of derivative instruments	103,760	56,190
Short term debt	23,996	23,996
Other current liabilities	107,523	115,244
Total current liabilities	550,054	462,528
Long term debt, net of premium, discount and debt issuance costs	2,368,252	1,930,683
Asset retirement obligations	39,985	36,098
Fair value of derivative instruments	25,509	17,474
Other liabilities	28,009	65,480
Total liabilities	3,011,809	2,512,263
Commitments and contingencies (Note 17)
Mezzanine equity:
Preferred units ($1,000 liquidation preference, 500,000 units authorized, issued and outstanding as of September 30, 2018 and December 31, 2017)	458,589	427,512
Stockholders' deficit:
Preferred stock ($0.01 par value, 15,000,000 shares authorized; 1,838,985 shares issued and outstanding as of September 30, 2018 and December 31, 2017 of 4.875% Convertible Perpetual Preferred Stock, Series A; 3,527,830 shares issued and outstanding as of September 30, 2018 and December 31, 2017 of 6.500% Convertible Perpetual Preferred Stock, Series B)	53	53
Common stock ($0.01 par value, 300,000,000 shares authorized; 87,529,787 and 83,984,827 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	883	845
Additional paid-in capital	1,369,511	1,362,118
Accumulated deficit	(1,909,067)	(1,832,156)
Total stockholders' deficit	(538,620)	(469,140)
Total liabilities and stockholders' deficit	$2,931,778	$2,470,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017*	2018	2017*
REVENUES:
Oil sales	$161,243	$91,541	$473,178	$255,913
Natural gas liquid sales	69,995	48,949	175,833	112,922
Natural gas sales	39,460	44,316	122,330	125,518
Sales and marketing revenues	7,012	—	16,910	—
Total revenues	277,710	184,806	788,251	494,353
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	75,594	69,829	225,186	170,448
Exploration expenses	2,698	957	3,247	5,755
Sales and marketing expenses	7,239	—	16,498	—
Production and ad valorem taxes	15,221	11,346	42,898	26,669
Depreciation, depletion, amortization and accretion	67,944	47,431	189,515	114,706
Impairment of oil and natural gas properties	3,117	740	4,259	2,556
General and administrative expenses	21,312	14,665	73,199	111,843
Total operating costs and expenses	193,125	144,968	554,802	431,977
Operating income	84,585	39,838	233,449	62,376
Other income (expense):
Interest income	1,130	163	3,400	670
Other income (expense)	(7,677)	1,537	2,467	5,455
Gain on sale of oil and natural gas properties	—	71,589	1,528	81,955
Interest expense	(44,154)	(35,686)	(132,664)	(104,672)
Earnings from equity investments	—	102	—	779
Net gains (losses) on commodity derivatives	(28,286)	(41,719)	(142,384)	56,777
Total other income (expense)	(78,987)	(4,014)	(267,653)	40,964
Income (loss) before income taxes	5,598	35,824	(34,204)	103,340
Income tax benefit	—	—	—	1,208
Net income (loss)	5,598	35,824	(34,204)	104,548
Less:
Preferred stock dividends	(3,987)	(3,988)	(11,961)	(11,962)
Preferred unit dividends and distributions	(12,500)	(8,347)	(34,908)	(35,762)
Preferred unit amortization	(6,458)	(5,517)	(18,577)	(12,509)
Net income allocable to participating securities	—	(1,230)	—	(3,221)
Net income (loss) attributable to common stockholders	$(17,347)	$16,742	$(99,650)	$41,094

Net income (loss) per common share - basic	$(0.21)	$0.22	$(1.22)	$0.55
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - basic	82,073	77,453	81,597	74,531
Net income (loss) per common share - diluted	$(0.21)	$0.22	$(1.22)	$0.55
Weighted average number of shares used to calculate net income (loss) attributable to common stockholders - diluted	82,073	77,553	81,597	74,631

*Financial information for 2017 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

(in thousands)

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2017	1,839	$18	3,528	$35	83,985	$845	$1,362,118	$(1,832,156)	$(469,140)
Adoption of accounting standards	—	—	—	—	—	—	—	22,739	22,739
Issuance of common stock	—	—	—	—	100	1	566	—	567
Dividends on Series A and Series B Preferred stock	—	—	—	—	805	8	3,979	(11,961)	(7,974)
Dividends on SN UnSub Preferred Units	—	—	—	—	—	—	—	(37,500)	(37,500)
Distributions - SN UnSub Preferred Units	—	—	—	—	—	—	—	2,592	2,592
Accretion of discount on SN UnSub Preferred Units	—	—	—	—	—	—	—	(18,577)	(18,577)
Restricted stock awards, net of forfeitures	—	—	—	—	2,640	29	(29)	—	—
Non-cash stock-based compensation	—	—	—	—	—	—	2,877	—	2,877
Net loss	—	—	—	—	—	—	—	(34,204)	(34,204)
BALANCE, September 30, 2018	1,839	$18	3,528	$35	87,530	$883	$1,369,511	$(1,909,067)	$(538,620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,204)	$104,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	189,515	114,706
Impairment of oil and natural gas properties	4,259	2,556
Gain on sale of oil and natural gas properties	(1,528)	(81,955)
Stock-based compensation expense	4,344	31,093
Net (gains) losses on commodity derivative contracts	142,384	(56,777)
Net cash settlements received (paid) on commodity derivative contracts	(69,317)	17,538
(Gain) loss on other derivatives	5,262	(2,052)
Loss on investments	3,361	1,970
Gain on sale of inventory	(571)	—
Amortization of deferred gain on Western Catarina Midstream Divestiture	(17,790)	(17,790)
Amortization of debt issuance costs	12,706	9,476
Accretion of debt discount, net	1,112	476
Deferred taxes	—	(1,208)
Gain on inventory market adjustment	—	(9)
Loss from equity investments	—	1,191
Distributions from equity investments	—	(779)
Changes in operating assets and liabilities:
Accounts receivable	1,982	(56,637)
Accounts receivable - related entities	(3,365)	(1,156)
Other payables	8,537	66,909
Accrued liabilities	17,595	8,031
Other current liabilities	(12,531)	39,943
Other assets and liabilities, net	(2,225)	(13,109)
Net cash provided by operating activities	249,526	166,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and natural gas properties	(452,296)	(347,456)
Payments for other property and equipment	(2,948)	(16,255)
Proceeds from sale of oil and natural gas properties	1,425	162,801
Acquisition of oil and natural gas properties	2,834	(1,039,127)
Proceeds from sale of inventory	3,788	—
Payments for investments	—	(74)
Payments for purchases of inventory	(6,625)	—
Sale of investments	—	12,500
Net cash used in investing activities	(453,822)	(1,227,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	539,865	323,250
Repayment of borrowings	(103,262)	(143,500)
Issuance of common stock	—	135,942
Issuance of preferred units	—	500,000
Issuance costs related to preferred units	—	(20,894)
Financing costs	(12,995)	(25,237)
Preferred dividends paid	(11,961)	—
Cash paid to tax authority for employee stock-based compensation awards	(705)	(842)
Preferred unit dividends and distributions paid	(22,408)	(35,762)
Net cash provided by financing activities	388,534	732,957

Increase (decrease) in cash and cash equivalents	184,238	(327,689)
Cash and cash equivalents, beginning of period	184,434	501,917
Cash and cash equivalents, end of period	$368,672	$174,228

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in asset retirement obligations	$1,532	$6,568
Change in accrued capital expenditures	24,652	79,915
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$120,775	$100,023

* Financial information for 2017 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sanchez Energy Corporation

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Organization and Business

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential from the Eagle Ford Shale in South Texas. We also hold producing properties and an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers potential future development opportunities. As of September 30, 2018, we have assembled approximately 478,000 gross leasehold acres (275,000 net acres) in the Eagle Ford Shale, where we plan to invest substantially all of our 2018 capital budget. We continually evaluate opportunities to actively manage our overall portfolio, which may include the acquisition of additional properties in the Eagle Ford Shale or other producing areas and, from time to time, the divestiture of non-core assets. Our successful acquisition of such properties will depend on the circumstances and the financing alternatives available to us at the time we consider such opportunities. We have included definitions of some of the oil and natural gas terms used in this Quarterly Report on Form 10-Q in the “Glossary of Selected Oil and Natural Gas Terms.”

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

As of September 30, 2018, the Company’s significant accounting policies are consistent with those discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the notes to the Company’s consolidated financial statements contained in the 2017 Annual Report.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 “Fair Value Measurement (ASC 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements,” which modifies the disclosure requirements on fair value measurements.  This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (ASC 718) - Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses, if applicable.  This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2019, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (ASC 842),” effective for annual and interim periods for public companies beginning after December 15, 2018.    Additionally in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases),” which provides narrow amendments to clarify how to apply certain aspects of ASU 2016-02. The Company plans on electing the practical expedients disclosed in ASU 2018-10. The effective date in ASU 2018-10 is the same as that of ASU 2016-02. The standards update the previous lease guidance by requiring the recognition of a right-to-use asset and lease liability on the statement of financial position for all leases with lease terms of more than 12 months.  The lease liability represents the discounted obligation to make future minimum lease payments and corresponding right-of-use asset on the balance sheet for most leases.  Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease.  The Company has several operating leases as further discussed in Note 17, “Commitments and Contingencies,” which will be impacted by the new rules under this standard.  The Company will not early adopt this standard, and will apply the revised lease rules for our interim and annual reporting periods starting January 1, 2019.  The Company is currently evaluating the impact of these rules on its financial statements and has identified the population of leases under the revised definition.  The Company is also in the process of implementing a lease accounting software to properly account for lease data upon adoption. Concurrent with the software implementation, the Company is incorporating necessary updates to its business processes and controls. The adoption of this standard will result in an increase in the assets and liabilities on the Company’s condensed consolidated balance sheets.  The quantitative impacts of the new standard are dependent on the active leases at the time of adoption.  As a result, the evaluation of the effect of the new standards will extend over future periods.

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

Note 3.  Change in Accounting Principle

During the fourth quarter 2017, the Company voluntarily changed its method of accounting for oil and natural gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. The successful efforts method also provides for the assessment of potential property impairments under FASB Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” by comparing the net carrying value of oil and natural gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and natural gas properties exceeds a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and natural gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method unless the sale or disposition does not cause a significant change in the relationship between costs and the estimated quantities of proved reserves. Our consolidated financial statements have been recast to reflect these differences for all periods presented, including the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’

Deficit, Condensed Consolidated Statements of Cash Flows and related information in Notes 3, 4, 6, 12, 13, 14, 16 and 19.

The following table presents the effects of the change to the successful efforts method in the condensed consolidated balance sheet as of September 30, 2017 (in thousands):

	Changes to Condensed Consolidated Balance Sheet
September 30, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
Oil and natural gas properties:
Proved oil and natural gas properties	$4,266,813	$(1,291,097)	$2,975,716
Unproved oil and natural gas properties	446,167	(4,776)	441,391
Total oil and natural gas properties	4,712,980	(1,295,873)	3,417,107
Less: Accumulated depreciation, depletion, amortization and impairment	(2,869,245)	1,428,442	(1,440,803)
Total oil and natural gas properties, net	1,843,735	132,569	1,976,304
Total assets	$2,240,099	$132,569	$2,372,668

Current liabilities:
Other current liabilities	$76,762	$8,907	$85,669
Total current liabilities	358,956	8,907	367,863
Other liabilities	52,362	18,186	70,548
Total liabilities	2,330,526	27,093	2,357,619
Accumulated deficit	(1,858,264)	105,476	(1,752,788)
Total stockholders' deficit	(505,129)	105,476	(399,653)
Total liabilities and stockholders' deficit	$2,240,099	$132,569	$2,372,668

The following table presents the effects of the change to the successful efforts method in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017 (in thousands, except per share amounts):

	Changes to the Condensed Consolidated Statement of Operations
For the three months ended September 30, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
Oil and natural gas production expenses	$72,056	$(2,227)	69,829
Exploration expenses	—	957	957
Depreciation, depletion, amortization and accretion	51,859	(4,428)	47,431
Impairment of oil and natural gas properties	—	740	740
Other income (expense)	(448)	1,985	1,537
Gain (loss) on sale of oil and natural gas properties	(2,074)	73,663	71,589
Net income (loss)	(44,782)	80,606	35,824
Net income allocable to participating securities	—	(1,230)	(1,230)
Net income (loss) attributable to common stockholders	$(62,634)	$79,376	$16,742

Net income (loss) per common share - basic	$(0.81)	$1.03	$0.22
Net income (loss) per common share - diluted	$(0.81)	$1.03	$0.22

	Changes to the Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2017	Under Full Cost	Changes	As Reported Under Successful Efforts
Oil and natural gas production expenses	$177,129	$(6,681)	$170,448
Exploration expenses	—	5,755	5,755
Depreciation, depletion, amortization and accretion	135,916	(21,210)	114,706
Impairment of oil and natural gas properties	—	2,556	2,556
Other income	3,469	1,986	5,455
Gain on sale of oil and natural gas properties	10,202	71,753	81,955
Net income	11,229	93,319	104,548
Net income allocable to participating securities	—	(3,221)	(3,221)
Net income (loss) attributable to common stockholders	$(49,004)	$90,098	$41,094

Net income (loss) per common share - basic	$(0.66)	$1.21	$0.55
Net income (loss) per common share - diluted	$(0.66)	$1.21	$0.55

The following table presents the effects of the change to the successful efforts method in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 (in thousands):

	Changes to the Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2017	Under Full Cost	Change	As Reported Under Successful Efforts
Net income	$11,229	$93,319	$104,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	135,916	(21,210)	114,706
Impairment of oil and natural gas properties	—	2,556	2,556
Gain on sale of oil and natural gas properties	(10,202)	(71,753)	(81,955)
Amortization of deferred gain on Catarina Midstream Sale	(11,109)	(6,681)	(17,790)
Net cash provided by operating activities	170,734	(3,769)	166,965
Capital expenditures for oil and natural gas properties	(351,225)	3,769	(347,456)
Net cash used in investing activities	(1,231,380)	3,769	(1,227,611)
Net cash provided by financing activities	732,957	—	732,957
Decrease in cash and cash equivalents	(327,689)	—	(327,689)
Cash and cash equivalents, beginning of period	501,917	—	501,917
Cash and cash equivalents, end of period	$174,228	$—	$174,228

Note 4.  Acquisitions and Divestitures

Our acquisitions are accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.”  A business combination may result in the recognition of a gain or goodwill based on the measurement of the fair value of the assets acquired at the acquisition date as compared to the fair value of consideration transferred, adjusted for purchase price adjustments.  The initial accounting for acquisitions may not be complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.  The results of operations of the properties acquired in our acquisitions have been included in the condensed consolidated financial statements since the closing dates of the acquisitions.

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

Javelina Disposition

On September 19, 2017, the Company, through its wholly owned subsidiary, SN Cotulla Assets, LLC (“SN Cotulla”), sold approximately 68,000 undeveloped net acres located in the Eagle Ford Shale in LaSalle and Webb Counties, Texas to Vitruvian Exploration IV, LLC for an adjusted purchase price of approximately $105 million in cash (the “Javelina Disposition”).  Consideration received from the Javelina Disposition was based on an August 1, 2017 effective date.  The Company recorded a gain of approximately $73.7 million on the Javelina Disposition.

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

Comanche Acquisition

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by Blackstone, completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) acres of deep rights only, which includes the Pearsall Shale, representing an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil & Gas Onshore LP (together, “Anadarko”) for approximately $2.1 billion in cash (the “Comanche Acquisition”).  Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition, (i) SN UnSub paid approximately 37% of the purchase price (including a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price.  In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves (“PDPs”), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (“PDNPs”), and 20% and 30%, respectively, of the total proved undeveloped reserves (“PUDs”)) (“SN Comanche Assets”).  Pursuant to the purchase and sale agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs).  The Comanche Assets are primarily located in the Western Eagle Ford and are contiguous with our existing acreage, significantly expanding our asset base and production.  The effective date of the Comanche Acquisition was July 1, 2016.  The total purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values on the date of acquisition as follows (in thousands):

Proved oil and natural gas properties	$781,789
Unproved properties	263,471
Other assets acquired	6,702
Fair value of assets acquired	1,051,962
Asset retirement obligations	(8,289)
Fair value of net assets acquired	$1,043,673

Cotulla Disposition

On December 14, 2016, SN Cotulla completed the initial closing of the sale of certain oil and natural gas interests and associated assets located in Dimmit, Frio, LaSalle, Zavala and McMullen Counties, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC (“Carrizo Eagle Ford”) pursuant to a purchase and sale agreement dated October

24, 2016 by and among SN Cotulla, the Company for the limited purposes set forth therein, Carrizo Eagle Ford and Carrizo Oil & Gas, Inc. for the limited purposes set forth therein, for an adjusted purchase price of approximately $153.5 million, subject to normal and customary post-closing adjustments (the “Cotulla Disposition”).  The assets sold included estimated net proved reserves as of the effective date of June 1, 2016 of approximately 6.9 MMBoe. Proved developed reserves were estimated to account for approximately 90% of the total net proved reserves. As of the effective date, the Cotulla Assets consisted of approximately 15,000 net acres with 112 gross (93 net) wells producing approximately 3,000 Boe/d. During 2017, two additional closings occurred and final settlement adjustments were made resulting in total aggregate consideration of approximately $167.4 million. The Company determined that adjustments to capitalized costs for the Cotulla Disposition would cause a significant change in the relationship between costs and the estimated quantities of proved reserves.  Upon the initial closing of the Cotulla Disposition, the Company recorded a gain of approximately $85.3 million.  As a result of subsequent closings of the Cotulla Disposition, the Company recorded additional gains of $4.3 million and $6.0 million during the three months ended March 31, 2017 and June 30, 2017, respectively.

Note 5.  Cash and Cash Equivalents

As of September 30, 2018 and December 31, 2017, cash and cash equivalents consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash	$48,061	$135,363
Cash equivalents	320,611	49,071
Total cash and cash equivalents	$368,672	$184,434

Our cash includes funds held in deposit accounts with highly rated banks and our cash equivalents include funds held in stable and highly liquid money market accounts with major financial institutions.

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

Depreciation, depletion and amortization—Depreciation, depletion and amortization (“DD&A”) is calculated using the units‑of‑production method based upon estimates of proved reserves of oil, natural gas and NGLs and conversion of production of the same to a common unit of measure based upon the relative energy content of each hydrocarbon. The Company groups its oil and natural gas properties with a common geological structure or stratigraphic condition (“common operating field”) in accordance with ASC 932 “Extractive Activities – Oil and Gas” for purposes of computing DD&A, assessing proved property impairments and accounting for asset dispositions. All capitalized costs of oil and natural gas properties are amortized using the units‑of‑production method based on proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from the amortization base are transferred to proved oil and natural gas properties and amortization begins. All other non-oil and natural gas assets are stated at historical cost, net of impairments and depreciation, which is calculated using the straight-line method over their respective useful lives.

In arriving at depletion rates under the units‑of‑production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by internal and third-party geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs. In addition, considerable judgment is necessary in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Impairment of Oil and Natural Gas Properties —Capitalized costs (net of accumulated DD&A and impairment) of proved oil and natural gas properties are subjected to an impairment test when facts and circumstances indicate that their carrying value may not be recoverable. We compare net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect our estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the estimated cash flows are the product of a process based on NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices of our oil and natural gas properties. We did not record a proved property impairment during the three and nine months ended September 30, 2018 and 2017. Changes in production rates, levels of reserves, future development costs, and other factors will impact our actual impairment analyses in future periods.

Unproved Properties—Costs associated with unproved properties and properties under development are excluded from the amortization base until the properties have been evaluated. Additionally, the costs associated with leasehold acreage and wells currently drilling are also initially excluded from the amortization base. Unproved properties are identified on a project basis, with a project being an area in which significant leasehold interests are acquired within a contiguous area. Unproved properties are reviewed periodically by management and transferred into the amortization base when management determines that a project area has been evaluated through drilling operations or thorough geologic evaluation. If the results of an assessment indicate that the properties are impaired, the carrying amount of the identified unproved properties are reduced to their fair value. We recorded $3.1 million and $4.3 million of impairment to our unproved oil and natural gas properties for the three and nine months ended September 30, 2018, respectively, and we recorded $0.7 million and $2.6 million of impairment to our unproved oil and natural gas properties for the three and nine months ended September 30, 2017, respectively, due to acreage expiration from changes in our development plan.

Note 7.  Debt

Debt as of September 30, 2018 consisted of (i) $167.5 million under the SN UnSub Credit Agreement (as defined below), which is non-recourse to SN and the other obligors under the 6.125% Notes (defined below), 7.75% Notes (defined below), 7.25% Senior Secured Notes (defined below) and the Credit Agreement (defined below) (“Non-Recourse to the Company”), as well as to the obligors under the SR Credit Agreement (defined below) and the Non-Recourse Subsidiary Term Loan (defined below), (ii) $600 million principal amount of 7.75% Notes maturing on June 15, 2021, (iii) approximately $3.9 million related to a 4.59% non-recourse subsidiary term loan due 2022 (the “Non-Recourse Subsidiary Term Loan”), which is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the SR Credit Agreement, (iv) $1.15 billion principal amount of 6.125% Notes maturing on January 15, 2023, (v) $500 million principal amount of 7.25% Senior Secured Notes maturing on February 15, 2023, subject to satisfaction of certain conditions, and (vi) approximately $24.0 million under the SR Credit Agreement, which is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the Non-Recourse Subsidiary Term Loan.

As of September 30, 2018 and December 31, 2017, the Company’s outstanding debt consisted of the following (in thousands):

			September 30,	December 31,
	Interest Rate	Maturity Date	2018	2017
Short Term Debt
SR Credit Agreement(1)(2)	Variable	October 31, 2018	$23,996	$23,996
Total short term debt			$23,996	$23,996

Long Term Debt
SN UnSub Credit Agreement(1)	Variable	March 1, 2022	$167,500	$175,500
Credit Agreement	Variable	February 14, 2023	—	50,000
7.75% Notes	7.75%	June 15, 2021	600,000	600,000
4.59% Non-Recourse Subsidiary Term Loan(1)	4.59%	August 31, 2022	3,902	4,164
6.125% Notes	6.125%	January 15, 2023	1,150,000	1,150,000
7.25% Senior Secured Notes	7.25%	February 15, 2023	500,000	—
			2,421,402	1,979,664
Unamortized discount on Additional 7.75% Notes			(2,448)	(3,126)
Unamortized premium on Additional 6.125% Notes			1,158	1,360
Unamortized discount on 7.25% Senior Secured Notes			(4,499)	—
Unamortized debt issuance costs			(47,361)	(47,215)
Total long term debt			$2,368,252	$1,930,683

(1)	These debt instruments are Non-Recourse to the Company.
(2)	Bears a weighted-average interest rate of 6.963% and 5.122% for the nine months ended September 30, 2018 and one month ended December 31, 2017, respectively.

The components of interest expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest on SR Credit Agreement	$(360)	$—	$(1,188)	$—
Interest and commitment fees on SN UnSub Credit Agreement	(2,131)	(2,356)	(6,634)	(5,411)
Interest and commitment fees on Credit Agreement	(32)	(667)	(726)	(1,606)
Interest on Senior Notes	(38,296)	(29,234)	(110,158)	(87,703)
Interest on Non-Recourse Subsidiary Term Loan	(46)	—	(140)	—
Amortization of debt issuance costs	(2,873)	(3,270)	(12,706)	(9,476)
Amortization of discounts and premium on Senior Notes	(416)	(159)	(1,112)	(476)
Total interest expense	$(44,154)	$(35,686)	$(132,664)	$(104,672)

Credit Facilities

Third Amended and Restated Credit Agreement

On February 14, 2018, the Company, as borrower, and its existing restricted subsidiaries, as loan parties (the “Loan Parties”), entered into a revolving credit facility represented by the Third Amended and Restated Credit Agreement dated as of February 14, 2018 with Royal Bank of Canada, providing for a $25 million first-out senior secured working capital and letter of credit facility (the “Credit Agreement”), which amended and restated the Company’s previous credit facility in its entirety. Although pari passu in right of payment with the 7.25% Senior Secured Notes, the obligations under our amended and restated credit facility and specified hedging and cash management obligations have, pursuant to the terms of a collateral trust agreement, “first-out” status as to proceeds of the shared collateral and thus the 7.25% Senior Secured Notes are, to the extent of the value of the collateral, effectively junior to the obligations under our amended and restated credit facility and such specified hedging and cash management obligations. Availability under the Credit Agreement is at all times subject to customary conditions but, except in limited circumstances, not to satisfaction of any collateral coverage ratio or other maintenance covenants. As of September 30, 2018, there were no borrowings and no letters of credit outstanding under the Credit Agreement.

The Credit Agreement will mature on the earlier of (i) February 14, 2023 or (ii) the 91st day prior to the scheduled maturity of any “material indebtedness,” which is defined to include, without limitation, any indebtedness arising in connection with the Company’s 7.75% Notes, 6.125% Notes or the 7.25% Senior Secured Notes.  The 7.75% Notes are scheduled to mature on June 15, 2021; therefore, the Credit Agreement is currently scheduled to mature on March 15, 2021.

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

The Credit Agreement contains various affirmative and negative covenants and events of default that limit the Company’s ability to, among other things, incur indebtedness, make restricted payments, grant liens and consolidate or merge. The Credit Agreement also provides for cross default between the Credit Agreement and the other material indebtedness of the Company and its restricted subsidiaries, in an aggregate principal amount in excess of $40 million. As of September 30, 2018, the Company was in compliance with the covenants of the Credit Agreement.

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

SN UnSub Credit Agreement

On March 1, 2017, SN UnSub, as borrower, entered into a credit agreement for a $500 million revolving credit facility with JP Morgan Chase Bank, N.A. as the administrative agent and the lenders party thereto with a maturity date of March 1, 2022 (the “SN UnSub Credit Agreement”).  The initial borrowing base amount under the SN UnSub Credit Agreement was $330 million.  Additionally, the SN UnSub Credit Agreement provides for the issuance of letters of credit, generally limited in the aggregate to the lesser of $50 million and the total availability under the borrowing base.  Availability under the SN UnSub Credit Agreement is at all times subject to customary conditions and the then applicable borrowing base, which is subject to periodic redetermination. As of September 30, 2018, there were approximately $167.5 million of borrowings and no letters of credit outstanding under the SN UnSub Credit Agreement.

Semi-annual redeterminations of the borrowing base are generally scheduled to occur in April and October of each year. On May 11, 2018, the SN UnSub Credit Agreement was amended in conjunction with the Spring 2018 redetermination to, among other things, (i) increase the borrowing base from $330 million to $380 million, (ii) reduce the applicable margins on borrowings outstanding, (iii) reduce the proved reserves minimum collateral requirement, (iv) reduce the restrictions on SN UnSub’s ability to make certain investments, restricted payments, and debt repayments and (v) provide increased hedging flexibility.

The next regularly scheduled borrowing base redetermination is expected in the fourth quarter 2018.  In addition, the borrowing base is subject to interim redetermination at the request of SN UnSub or the lenders based on, among other things, the lenders’ evaluation of SN UnSub’s and its subsidiaries’ oil and natural gas reserves.  The borrowing base is also subject to reduction by 25% of the amount of certain junior debt issuances other than the first

$200 million of such debt and by reductions as a result of hedge terminations and asset dispositions that exceed 5% of the then-effective borrowing base, in addition to other customary adjustments.

The obligations under the SN UnSub Credit Agreement are guaranteed by all of SN UnSub’s existing and future subsidiaries and secured by a first priority lien on substantially all of SN UnSub’s assets and the assets of SN UnSub’s existing and future subsidiaries, including a first priority lien on all ownership interests in existing and future subsidiaries as well as a pledge of equity interests in SN UnSub held by SN EF UnSub Holdings, LLC (“SN UnSub Holdings”) and SN EF UnSub GP, LLC, the general partner of SN UnSub (the “SN UnSub General Partner”), in each case, subject to customary exceptions; provided, however, that the guarantee and first priority lien requirements do not extend to existing and future subsidiaries of SN UnSub designated as “unrestricted subsidiaries.” As of September 30, 2018, SN UnSub had no subsidiaries.

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

The SN UnSub Credit Agreement also provides for an event of default upon a change of control and cross default between the SN UnSub Credit Agreement and other indebtedness of SN UnSub in an aggregate principal amount exceeding $25 million.  Additionally, the SN UnSub Credit Agreement contains “separateness” covenants that require SN UnSub to comply with certain corporate formalities and transact with affiliates on an arms’ length basis and to indicate in the consolidated financial statements that SN UnSub and SN UnSub General Partner are separate entities apart from their respective security holders and affiliates and the assets and credit of SN UnSub and SN UnSub General Partner are not available to satisfy the debts and other obligations of such security holders and affiliates or any other person or entity. Furthermore, the SN UnSub Credit Agreement contains financial covenants that require SN UnSub to satisfy certain specified financial ratios, including (i) a current assets to current liabilities ratio of at least 1.0 to 1.0 as of the last day of each fiscal quarter and (ii) a net debt to consolidated EBITDAX ratio of not greater than 4.0 to 1.0 for each test period, in each case commencing with the fiscal quarter ending June 30, 2017. As of September 30, 2018, the Company was in compliance with the covenants of the SN UnSub Credit Agreement.

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

SR Credit Agreement

As of September 30, 2018, we had approximately $24.0 million in borrowings under an existing credit facility of an unrestricted subsidiary acquired as part of the SR Settlement (as defined in Note 12, “Related Party Transactions”) (the “SR Credit Agreement”), which debt is Non-Recourse to the Company and to the obligors under the SN UnSub Credit Agreement and the Non-Recourse Subsidiary Term Loan. On August 7, 2018, an amendment to the SR Credit Agreement was entered into pursuant to which certain terms of the facility were modified and the maturity date of the agreement was amended to October 31, 2018, in connection with ongoing negotiation between the Company and the administrative agent under the loan. If we do not repay the approximately $24.0 million in borrowings due under the SR Credit Agreement or successfully renegotiate the terms of such facility, then the administrative agent or the lender under that facility could proceed against the collateral securing that debt, consisting of substantially all of the assets of Sanchez Resources LLC (“Sanchez Resources”) (approximately 14,000 net acres largely in the TMS trend). As of November 1, 2018,  the approximate $24.0 million in borrowings are past due based on the amended maturity date of October 31, 2018.  Management remains in discussions to renegotiate this facility and currently anticipates entering into an amended and restated credit agreement in the fourth quarter 2018.  See Note 12, “Related Party Transactions.”

Senior Notes

7.75% Senior Notes Due 2021

On June 13, 2013, we completed a private offering of $400 million in aggregate principal amount of the 7.75% senior notes that will mature on June 15, 2021 (the “Original 7.75% Notes”). Interest on the notes is payable on June 15 and December 15 of each year. We received net proceeds from this offering of approximately $388 million, after deducting initial purchasers’ discounts and offering expenses, which we used to repay our then outstanding indebtedness. The Original 7.75% Notes are senior unsecured obligations and are guaranteed on a joint and several senior unsecured basis by certain of our subsidiaries.

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

We have the option to redeem all or a portion of the 7.75% Notes at any time at the applicable redemption prices specified in the indenture plus accrued and unpaid interest. In addition, we may be required to repurchase the 7.75% Notes upon a change of control or if we sell certain of our assets.

On July 18, 2014, we completed an exchange offer of $600 million aggregate principal amount of the 7.75% Notes that had been registered under the Securities Act of 1933, as amended (the “Securities Act”), for an equal amount of the 7.75% Notes that had not been registered under the Securities Act.

6.125% Senior Notes Due 2023

On June 27, 2014, the Company completed a private offering of $850 million in aggregate principal amount of the 6.125% senior notes due 2023 (the “Original 6.125% Notes”). Interest on the notes is payable on July 15 and January 15 of each year. The Company received net proceeds from this offering of approximately $829 million, after deducting initial purchasers’ discounts and estimated offering expenses, which the Company used to repay all of the $100 million in borrowings outstanding under its previous credit facility and to finance a portion of the purchase price of our acquisition of 106,000 net contiguous acres in Dimmit, LaSalle and Webb Counties, Texas (the “Catarina Acquisition”). We used the remaining proceeds from the offering to fund a portion of the remaining 2014 capital budget and for general corporate purposes. The Original 6.125% Notes are the senior unsecured obligations of the Company and are guaranteed on a joint and several senior unsecured basis by certain of our subsidiaries.

On September 12, 2014, we issued an additional $300 million in aggregate principal amount of our 6.125% senior notes due 2023 (the “Additional 6.125% Notes” and, together with the Original 6.125% Notes, the “6.125% Notes” in a private offering at an issue price of 100.75% of the principal amount of the Additional 6.125% Notes. We received net proceeds of $295.9 million, after deducting the initial purchasers’ discounts, adding premiums to face value of $2.3 million and deducting estimated offering expenses of $6.4 million. The Company also received cash for accrued interest from June 27, 2014 through the date of the issuance of $3.8 million, for total net proceeds of $299.7 million from the sale of the Additional 6.125% Notes. The Additional 6.125% Notes were issued under the same indenture as the Original 6.125% Notes, and are, therefore, treated as a single class of securities under the indenture. We used a portion of the net proceeds from the offering to fund a portion of the 2014 capital budget and used the remainder of the net proceeds to fund a portion of the 2015 capital budget, and for general corporate purposes.

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

7.25% Senior Secured First Lien Notes due 2023

On February 14, 2018, the Company closed its private offering to eligible purchasers of $500 million in aggregate principal amount of 7.25% senior secured first lien notes due 2023 (the “7.25% Senior Secured Notes”) and, together with the 7.75% Notes and the 6.125% Notes, the “Senior Notes”). The 7.25% Senior Secured Notes were issued pursuant to an indenture, dated as of February 14, 2018 (the “Indenture”), among the Company, the guarantors party thereto, Delaware Trust Company, as trustee, and Royal Bank of Canada, as collateral trustee.

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

The 7.25% Senior Secured Notes are redeemable, in whole or in part, on or after February 15, 2020 at the redemption prices described in the indenture, together with accrued and unpaid interest. At any time prior to February 15, 2020, the Company may redeem the 7.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make whole premium, together with accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the 7.25% Senior Secured Notes prior to February 15, 2020 in an amount not greater than the net cash proceeds from one or more equity offerings at a redemption price equal to 107.25% of their principal amount, together with accrued and unpaid interest to the redemption date. If the Company sells certain of its assets or experiences specific kinds of changes of control, the Company may also be required to offer to repurchase the 7.25% Senior Secured Notes.

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

Note 8.  Derivative Instruments

To reduce the impact of fluctuations in the price of oil, natural gas and NGLs on the Company’s business and results of operations, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. The derivative contracts may include fixed price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price up to a fixed ceiling price for a notional quantity of production). In addition, the Company periodically enters into call swaptions as a way to achieve greater downside price protection than offered under prevailing fixed price swaps by agreeing to expand the notional quantity hedged or extend the notional quantity settlement period under a fixed price swap at the counterparty’s election on a designated date.

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

The following table presents derivative positions for the Company and its subsidiaries for the periods indicated as of September 30, 2018:

	October 1 - December 31, 2018	2019	2020
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (Bbls)	2,013,807	3,149,000	834,760
Average price ($/Bbl)	$51.98	$51.91	$56.50

Call swaptions (NYMEX WTI):
Option volume (Bbls)	—	730,000	—
Average price ($/Bbl)	$—	$55.00	$—

Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMBtu)	17,401,084	17,644,000	5,421,150
Average price ($/MMBtu)	$2.97	$2.90	$2.67

 The following table sets forth a reconciliation of the changes in fair value of the Company’s commodity derivatives for the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2018	2017
Beginning fair value of commodity derivatives	$(54,255)	$(35,014)
Net losses on crude oil derivatives	(136,309)	(48,966)
Net gains (losses) on natural gas derivatives	(6,075)	42,764
Net settlements paid (received) on commodity derivative contracts:
Crude oil	86,327	(11,807)
Natural gas	(8,472)	(1,232)
Ending fair value of commodity derivatives	$(118,784)	$(54,255)

Embedded Derivatives:   In 2017, the Company entered into certain contracts for the purchase of sand and fractionation stimulation services that contain provisions that are required to be bifurcated from the contract and valued as derivatives.  The embedded derivatives are valued using a Monte Carlo simulation model which utilizes observable inputs, including the NYMEX WTI oil price and NYMEX Henry Hub natural gas price at various points in time.  The Company marked these derivatives to market and, as a result, incurred an approximate $1.1 million loss and a $1.8 million gain for the three months ended September 30, 2018 and 2017, respectively, and incurred an approximate $7.1 million loss and a $2.1 million gain as a result for the nine months ended September 30, 2018 and 2017, respectively. Any gains or losses related to embedded derivatives are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

Earnout Derivative: As part of the Carnero Gathering Disposition (defined in Note 12, “Related Party Transactions”), we are entitled to receive earnout payments from SNMP based on natural gas delivered in excess of a threshold volume and tariff at the delivery points of the Carnero Gathering pipeline, a pipeline owned by Carnero G&P (as defined in Note 12. “Related Party Transactions.”) These payments were determined to be a derivative and the resulting earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. As a result, the Company incurred approximate gains of $0.4 million and $1.9 million for the three and nine months ended September 30, 2018. Any gains or losses related to the earnout derivative are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

The following table sets forth a reconciliation of the changes in fair value of the Company’s embedded and earnout derivatives (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2018	2017
Beginning fair value of other derivatives	$(1,551)	$—
Loss on embedded derivatives	(7,141)	(1,551)
Initial fair value of earnout derivative	6,401	—
Gain on earnout derivative	1,879	—
Ending fair value of other derivatives	$(412)	$(1,551)

Balance Sheet Presentation

The Company nets derivative assets and liabilities by commodity for counterparties where legal right to such offset exists. Therefore, the Company’s derivatives are presented on a net basis as “Fair value of derivative instruments” on the condensed consolidated balance sheets. The following information summarizes the gross fair values of derivative instruments, presenting the impact of offsetting derivative assets and liabilities on the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2018
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$2,532	$(948)	$1,584
Long-term asset	8,662	(173)	8,489
Total asset	$11,194	$(1,121)	$10,073
Offsetting Derivative Liabilities:
Current liability	$104,708	$(948)	$103,760
Long-term liability	25,682	(173)	25,509
Total liability	$130,390	$(1,121)	$129,269

	December 31, 2017
		Gross Amounts	Net Amounts
	Gross Amount	Offset in the	Presented in the
	of Recognized	Consolidated	Consolidated
	Assets and Liabilities	Balance Sheets	Balance Sheets
Offsetting Derivative Assets:
Current asset	$16,510	$(80)	$16,430
Long-term asset	2,100	(672)	1,428
Total asset	$18,610	$(752)	$17,858
Offsetting Derivative Liabilities:
Current liability	$56,270	$(80)	$56,190
Long-term liability	18,146	(672)	17,474
Total liability	$74,416	$(752)	$73,664

Note 9.  Investments

On June 15, 2017, the Company received 1,500,000 shares of Lonestar’s Series B Convertible Preferred Stock as part of the consideration for the Marquis Disposition.  The Series B Convertible Preferred Stock converted into Lonestar Class A Common Stock on November 3, 2017. As of September 30, 2018, this ownership represents approximately 6.1% of Lonestar’s outstanding shares of common stock. The investment in Lonestar is accounted for by the Company as an investment in equity securities measured at fair value in the condensed consolidated balance sheets at the end of each reporting period. The Company recorded a loss of $1.0 million and a gain of $5.7 million related to the investment in Lonestar for the three and nine months ended September 30, 2018, respectively. In addition, the Company recorded losses of $1.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively. Any gains or losses related to the investment in Lonestar are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

On June 14, 2017, SN Catarina, LLC (“SN Catarina”), a wholly owned subsidiary of the Company, completed the sale of its 10% undivided interest in the Silver Oak II Gas Processing Facility in Bee County, Texas (the “SOII Facility”) to a subsidiary of Targa Resources Corp. (“Targa”) with an effective date of June 1, 2017 for $12.5 million of cash (the “SOII Disposition”).  Prior to the SOII Disposition, the Company recorded earnings of approximately $779 thousand from its equity interest in the SOII Facility for the nine months ended September 30, 2017.

On March 1, 2017 (the “Effective Date”), pursuant to the Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) of Gavilan Resources Holdco, LLC (“GRHL” or “Gavilan Holdco”), GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager, LLC, a wholly owned unrestricted subsidiary of the Company (“SN Comanche Manager” or “Manager”).  GRHL is the parent of Gavilan. SN Comanche Manager, as holder of the Class A Units, does not have voting rights with respect to GRHL except regarding amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the Effective Date. The Class A Units are entitled to distributions from Available Cash, as defined in and subject to the provisions of the LLC Agreement. The Company accounts for the interest in GRHL as a cost method investment. As of September 30, 2018, the carrying value of the investment in GRHL was $7.3 million, based on the estimated fair value as of March 1, 2017. In general, the fair value of a cost method investment is not subsequently reevaluated unless circumstances are present that may have an adverse effect on the fair value. The Company has not identified any such circumstances as of September 30, 2018. The Company did not record any earnings from its ownership of the Class A Units for the three and nine months ended September 30, 2018 and 2017.

On November 22, 2016, a subsidiary of the Company purchased 2,272,727 common units of SNMP for $25.0 million in a private placement. As of September 30, 2018, this ownership represents approximately 14% of SNMP’s outstanding common units.  The Company elected the fair value option to account for its interest in SNMP and records the equity investment in SNMP at fair value at the end of each reporting period.  The Company recorded losses related to the investment in SNMP for the three and nine months ended September 30, 2018 of approximately $10.7 million and $9.1 million, respectively.  In addition, for the three and nine months ended September 30, 2018, the Company recorded dividend income of approximately $1.0 million and $3.2 million, respectively, from quarterly distributions on the SNMP common units.  For the three and nine months ended September 30, 2017, the Company recorded losses related to the investment in SNMP of approximately $1.6 million and $1.3 million, respectively. Further, for the three and nine months ended September 30, 2017,  we recorded dividend income of approximately $1.1 million and $3.0 million, respectively.  Any gains or losses and dividend income related to the investment in SNMP are recorded as a component of other income (expense) in the condensed consolidated statement of operations.

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

Level 3: Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources. In some cases the inputs are supported by little or no market activity where such markets are highly illiquid or inactive.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$320,611	$—	$—	$320,611
Equity investment:
Investment in SNMP	16,136	—	—	16,136
Investment in Lonestar	11,685	—	—	11,685
Oil derivative instruments:
Swaps	—	(108,254)	—	(108,254)
Call swaptions	—	(11,364)	—	(11,364)
Gas derivative instruments:
Swaps	—	834	—	834
Other:
Embedded derivative instruments	—	(8,692)	—	(8,692)
Earnout derivative asset	—	—	8,280	8,280
Total	$348,432	$(127,476)	$8,280	$229,236

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash equivalents	$49,071	$—	$—	$49,071
Equity investment:
Investment in SNMP	25,227	—	—	25,227
Investment in Lonestar	5,955	—	—	5,955
Oil derivative instruments:
Swaps	—	(66,204)	—	(66,204)
Call swaptions	—	(3,431)	—	(3,431)
Gas derivative instruments:
Swaps	—	15,380	—	15,380
Other:
Embedded derivative instruments	—	(1,551)	—	(1,551)
Total	$80,253	$(55,806)	$—	$24,447

Financial Instruments:  The Level 1 instruments presented in the tables above consist of money market funds and time deposits included in cash and cash equivalents on the Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017.  The Company’s money market funds and time deposits represent cash equivalents backed by the assets of high-quality banks and financial institutions.  The Company identified the money market funds and time deposits as Level 1 instruments due to the fact that these instruments have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.  In addition, the Level 1 instruments include the Company’s equity investment in common units of SNMP as further discussed in Note 9, “Investments.”  The investment in SNMP is accounted for under the fair value option and included in investments on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. The Company identified the SNMP common units as a Level 1 instruments due to the fact that SNMP is a publicly traded company on the NYSE American with daily quoted prices that can be readily obtained.  The Level 1 instruments also include the Company’s investment in the common shares of Lonestar as further discussed in Note 9, “Investments.” The investment in the Lonestar common shares is accounted for at fair value and included in investments on the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.  The Company identified the Lonestar common shares as Level 1 instruments due to the fact that Lonestar is a publicly traded company on the Nasdaq Global Market exchange with daily quoted prices that can be readily obtained.

The Company’s commodity derivative instruments consisted of swaps and call swaptions as of September 30, 2018 and December 31, 2017 in the table above. The fair values of the Company’s derivatives are based on third-party pricing models which utilize inputs that are either readily available in the public market, such as forward curves, or can be corroborated from active markets of broker quotes. Swaps generally have observable inputs and they are classified as Level 2.  Call swaption derivatives have inputs which are observable, either directly or indirectly, using market data.  As of September 30, 2018 and December 31, 2017, the Company believed that substantially all of the inputs required to calculate the fair value of swaps and call swaptions are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace and are, therefore, classified as Level 2. Derivative instruments are also subject to the risk that counterparties will be unable to meet their obligations.  Such non-performance risk is considered in the valuation of the Company’s derivative instruments, but to date has not had a material impact on estimates of fair values. Significant changes in the quoted forward prices for commodities and changes in market volatility generally lead to corresponding changes in the fair value measurement of the Company’s derivative instruments.

There were no commodity derivative instruments classified as Level 3 as of September 30, 2018 or December 31, 2017.

Embedded Derivatives:  In 2017 the Company entered into certain contracts for the purchase of sand and fractionation stimulation services that contain provisions that are required to be bifurcated from the contract and valued as a derivative. The embedded derivatives are valued using a Monte Carlo simulation model which utilizes observable inputs, including the NYMEX WTI oil price and the NYMEX Henry Hub natural gas price at various points in time. As of September 30, 2018 and December 31, 2017, the Company believes that substantially all of the inputs required to calculate the embedded derivatives are observable in the marketplace throughout the term of these derivative instruments or supported by observable levels at which transactions are executed in the marketplace, and are, therefore, classified as Level 2 inputs.  Changes in the inputs will impact the fair value measurement of the Company's embedded derivative contracts.

Earnout Derivative: As part of the Carnero Gathering Disposition, we are entitled to receive earnout payments from SNMP based on natural gas delivered in excess of a threshold volume and tariff at Carnero Gathering pipeline’s delivery points. These payments were determined to be a derivative and the resulting earnout derivative was valued through the use of a Monte Carlo simulation model which utilized observable inputs such as the earnout price and volume commitment, as well as unobservable inputs related to the weighted probabilities of various throughput scenarios. We have therefore classified the fair value measurements of the earnout derivative as Level 3.

The following table sets forth a reconciliation of changes in the fair value of the Company’s earnout derivative instruments classified as Level 3 in the fair value hierarchy (in thousands):

September 30,
2018
Beginning balance	$—
Initial fair value of earnout derivative	6,401
Gain on earnout derivative	1,879
Ending balance	$8,280

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

The fair value measurements of assets acquired and liabilities assumed in the SR legal settlement are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired properties is based on market and cost approaches. The allocation of fair value to the assets and liabilities assumed as part of the SR legal settlement is presented in Note 12, “Related Party Transactions.” Liabilities assumed include asset retirement obligations existing and short-term debt held by Sanchez Resources at the date of transfer, which the Company has designated as Level 3. Additional discussion of the SR legal settlement can be found in Note 12, “Related Party Transactions.” A reconciliation of the beginning and ending balances of the Company’s asset retirement obligations is presented in Note 11, “Asset Retirement Obligations.”

In connection with the exchange agreements entered into in February, May and August 2014 by the Company with certain holders of the Company’s Series A Preferred Stock and Series B Preferred Stock, the Company issued common stock according to the conversion rate pursuant to each agreement and additional shares to induce the holders of the preferred stock to convert prior to the date the Company could mandate conversion. In addition, on November 20, 2015, a holder of our Series B Preferred Stock exercised its right to convert 4,500 shares of our Series B Preferred Stock, at the prescribed initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock, in exchange for 10,517 shares of our common stock. The fair value of the common stock issued is based on the price of the Company’s common stock on the date of issuance. There were no conversions of Series A Preferred Stock or Series B Preferred Stock into shares of the Company’s common stock during the nine months ended September 30, 2018 and year ended December 31, 2017. As there is an active market for the Company’s common stock, the Company has designated this fair value measurement as Level 1. A detailed description of the Company’s common stock and preferred stock issuances and redemptions is presented in Note 14, “Stockholders’ and Mezzanine Equity.”

The Company did not record a proved property impairment during the nine months ended September 30, 2018 and year ended December 31, 2017.

Fair Value of Other Financial Instruments

The carrying amounts of our oil and natural gas receivables, accounts payable and accrued liabilities approximate fair value due to their highly liquid nature. The registered 7.75% Notes and 6.125% Notes are traded in an active market, and as such, are classified as Level 1 financial instruments.  The estimated fair value of the 7.75% Notes and 6.125% Notes was $422.8 million and $657.6 million as of September 30, 2018, respectively, and was calculated using quoted market prices based on observed trades of such debt as of that date. The 7.25% Senior Secured Notes are classified as Level 1 financial instruments as they are traded in an active market under Rule 144A by institutional investors. The estimated fair value of the 7.25% Senior Secured Notes was $495.0 million as of September 30, 2018 and was calculated using quoted market prices based on observed trades of such debt as of that date.

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

The changes in the asset retirement obligation for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2018	2017
Abandonment liability, beginning of period	$36,098	$25,087
Liabilities incurred during period	1,690	4,968
Acquisitions	—	8,289
Divestitures	(158)	(3,538)
Revisions	—	(1,343)
Accretion expense	2,355	2,635
Abandonment liability, end of period	$39,985	$36,098

Note 12. Related Party Transactions

SOG

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

Eduardo A. Sanchez and Ana Lee Sanchez Jacobs, immediate family members of the Executive Chairman of the Board, our Chief Executive Officer and an Executive Vice President of the Company, collectively with such individuals, either directly or indirectly, own 100% of the equity interests in and are officers of SOG. In addition, Antonio R. Sanchez, Jr. is the sole member of the board of directors of SOG.

SOG Services Agreement

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

Salaries and associated benefits of SOG employees are allocated to the Company based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. The allocation is reviewed at least annually and is adjusted as necessary.  General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same basis as the SOG employee salaries. Expenses allocated to the Company for general and administrative expenses and oil and natural gas production expenses for the three months ended September 30, 2018 and 2017, were $15.3 million and $8.7 million, respectively, and expenses allocated to the Company for general and administrative expenses and oil and natural gas production expenses for the nine months ended September 30, 2018 and 2017 were $48.8 million and $42.9 million, respectively.

As of September 30, 2018 and December 31, 2017, the Company had a net receivable from SOG and other members of the Sanchez Group of $7.9 million and $4.5 million, respectively, which are reflected as “Accounts receivable—related entities” in the condensed consolidated balance sheets.  The net receivable as of September 30, 2018 and December 31, 2017 consists primarily of advances paid related to general and administrative and other expenses paid to SOG.

SNMP

SNMP, headquartered in Houston, TX, is a publicly traded limited partnership focused on the acquisition, development, ownership and operation of midstream and other energy-related assets in North America.  Antonio R. Sanchez, III, the son of Antonio R. Sanchez, Jr. and brother of Patricio D. Sanchez, is the Company’s Chief Executive Officer and is a member of the board of directors of both the Company and of Sanchez Midstream Partners GP LLC, the general partner of SNMP (“SNMP GP”).  Patricio D. Sanchez, an Executive Vice President of the Company, is the President and Chief Operating Officer of SNMP and a director of SNMP GP.  Eduardo A. Sanchez, the brother of

Antonio R. Sanchez, III and Patricio D. Sanchez and the son of Antonio R. Sanchez, Jr., is a director of SNMP GP. Antonio R. Sanchez, Jr., the Executive Chairman of the Board of the Company, Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez all directly or indirectly own certain equity interests in the Company, SNMP and SNMP GP. Antonio R. Sanchez, Jr., Antonio R. Sanchez, III, Eduardo A. Sanchez and Patricio D. Sanchez beneficially own approximately 0.76%,  2.69%,  2.57% and 3.75%, respectively, of the SNMP common units outstanding as of September 30, 2018 and, together with Ana Lee Sanchez Jacobs, indirectly own 100% of SNMP GP.

Catarina Gathering

As of September 30, 2018 and December 31, 2017, the Company had a net payable to SNMP of approximately $4.4 million and $9.8 million, respectively, that consists primarily of the accrual for fees associated with the gathering agreement signed with SNMP as part of the Company’s sale of SN Catarina’s interests in Catarina Midstream, LLC, a wholly-owned subsidiary of SN Catarina (the “Western Catarina Midstream Divestiture”), which is reflected in the “Accrued Liabilities - Other” account on the condensed consolidated balance sheets. On June 30, 2017, the gathering agreement was amended to, among other things, provide for an additional, incremental infrastructure fee (the “Incremental Infrastructure Fee”) payable to SNMP of $1.00 per barrel of water delivered by SNMP on or after April 1, 2017 through and including March 31, 2018 and to eliminate certain late payment fees from SN Catarina to SNMP.  The parties have agreed to continue the Incremental Infrastructure Fee on a month-to-month basis. On September 1, 2017, SN Catarina entered into an agreement with Seco Pipeline, LLC (“Seco Pipeline”), a wholly owned subsidiary of SNMP, whereby Seco Pipeline transports certain quantities of natural gas on a firm basis for $0.22 per MMBtu delivered on or after September 1, 2017.  This agreement had an initial term of one month that expired on September 30, 2017, but the agreement has continued month-to-month and will continue to do so until terminated by either party.

Targa/SNMP Gathering and Processing

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

Carnero Processing Disposition

On November 22, 2016, SN Midstream, LLC (“SN Midstream”) sold its membership interests in Carnero Processing to SNMP for an initial payment of $55.5 million and the assumption by SNMP of remaining capital commitments to Carnero Processing, which were estimated at approximately $24.5 million (the “Carnero Processing Disposition”).  Carnero Processing is no longer in existence, as its assets have been contributed to Carnero G&P through the Carnero G&P Transaction; however, as part of the disposition, the Company recorded a deferred gain of approximately $7.5 million included in “Other Liabilities” on the condensed consolidated balance sheet as a result of the Amended Processing Agreement that remains in effect between the Company and Carnero G&P. This deferred gain was to be amortized over the term of the Amended Processing Agreement according to volumes processed through the Carnero Processing facility; however, upon adoption of ASC 606, this deferred gain was reversed and opening retained earnings was adjusted as of January 1, 2018. Refer to Note 18, “Revenue Recognition” for additional discussion.

Carnero Gathering Disposition

On July 5, 2016, SN Midstream sold its membership interests in Carnero Gathering to SNMP for an initial payment of approximately $37.0 million and the assumption by SNMP of remaining capital commitments to Carnero Gathering, which were estimated at approximately $7.4 million (the “Carnero Gathering Disposition”). In connection with the Carnero G&P Transaction, Carnero Processing merged into Carnero Gathering and Carnero Gathering was renamed Carnero G&P.  However, as part of the original disposition of Carnero Gathering, the Company recorded a deferred gain of approximately $8.7 million included in “Other Liabilities” on the condensed consolidated balance sheet as a result of the Amended Gathering Agreement that remains in effect between the Company and Carnero G&P. This deferred gain was to be amortized periodically over the term of the Amended Gathering Agreement according to volumes processed through the Carnero Processing facility; however, upon adoption of ASC 606, this deferred gain was reversed and opening retained earnings was adjusted as of January 1, 2018.  The Company recognized an earnout derivative asset related to the Carnero Gathering Disposition in the amount of $6.4 million upon adoption of ASC 606 which is revalued at each reporting period. Refer to Note 8, “Derivative Instruments” for additional discussion of the earnout derivative asset and Note 18, “Revenue Recognition” for additional discussion of the impact of ASC 606.

Blackstone, Gavilan, GSO

According to a Schedule 13G, filed with the SEC on June 9, 2017, affiliates of and/or funds managed by or advised by Blackstone and/or GSO Capital Partners L.P. (“GSO”) beneficially own 10,395,000 shares of Company common stock, inclusive of shares of common stock underlying warrants.

Comanche Acquisition

On March 1, 2017, we closed the Comanche Acquisition and, in connection with the closing, entered into a number of transactions with Gavilan, GSO and the Blackstone Warrantholders (as defined below), or their affiliates, which are related parties (see Note 4, “Acquisitions and Divestitures”), including (i) the SPA (defined below) with an investment vehicle owned by certain funds managed or advised by GSO (“the GSO Funds”) and a controlled affiliate of GSO, (ii) warrant agreements with the Blackstone Warrantholders, (iii) Registration Rights Agreements (as defined below) with the Blackstone Warrantholders and the GSO Funds, (iv) the Partnership Agreement (as defined below) with an entity controlled by an affiliate of GSO, and (v) the GP LLC Agreement (as defined below) with a controlled affiliate of GSO (see Note 14, “Stockholders’ and Mezzanine Equity”).

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

Pursuant to the Management Services Agreement, the Manager serves as manager of Gavilan Holdco’s business and provides comprehensive general, administrative, business and financial services at a price equal to Manager’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), continuing until the occurrence of one or more events giving Manager or Gavilan Holdco the right to terminate the agreement.  At the closing of the Comanche Acquisition, Gavilan Holdco paid $1.0 million to Manager under the agreement.  The Management Services Agreement provides that Manager may not bill more than $500,000 of G&A costs per month to Gavilan Holdco (subject to reasonable adjustments that are consistent with market terms as a result of an increase in actual G&A costs incurred, and based upon a reasonable allocation of such costs).  We also entered into a back-to-back management arrangement between Manager and SOG, on substantially the same terms and conditions as the Management Services Agreement, pursuant to which Manager delegated to SOG, and SOG agreed to perform for and on behalf of Manager, Manager’s duties and obligations under such services agreement; Manager is required to remit amounts received directly from Gavilan Holdco to Manager, including the $1.0 million paid at closing to Manager, and to pay SOG the 2% administrative fee referred to above.  In addition, we entered into a management services agreement between SOG and SN UnSub pursuant to which SOG serves as manager of  SN UnSub’s oil and natural gas properties and provides comprehensive general, administrative, business and financial services at a price equal to SOG’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), with an initial term expiring on March 1, 2024 (subject to earlier termination as provided therein), renewing automatically for additional one-year terms thereafter unless either SN UnSub or SOG delivers written notice to the other of its desire not to renew the term at least 180 days prior to such anniversary date.  SOG may not allocate G&A costs to SN UnSub in excess of $5 million per calendar year until March 1, 2019, or in excess of $10 million per calendar year thereafter.

Pursuant to a crude oil production marketing agreement, a residue gas marketing agreement and a marketing agreement for NGLs between Gavilan and SN Maverick, Gavilan sells all of its production from the Comanche Assets to SN Maverick and SN Maverick purchases all such production from Gavilan, transports and sells such production and remits to Gavilan its proportionate share of the sale proceeds

Pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager.  SN Comanche Manager, as holder of the Class A Units, does not have voting rights with respect to GRHL except regarding amendments to the LLC Agreement that adversely affect the holders of Class A Units, approval of affiliate transactions, or as required by law. Twenty percent of the Class A Units vest on each of the first five anniversaries of the effective date of March 1, 2017. The holders of Class A Units are entitled to distributions from

Available Cash, as defined in and subject to the provisions of the LLC Agreement. As of September 30, 2018, no distributions of Available Cash had been made to the Company.

GSO Share Purchase

Funds managed or advised by GSO acquired 500,000 shares of the Company’s common stock in connection with an underwritten public offering that closed on February 6, 2017.

SR

SR Settlement

On August 11, 2017, the Company, the plaintiffs and all named defendants In re Sanchez Energy Derivative Litigation, Consolidated C.A. No. 9132-VCG in the Court of Chancery of the State of Delaware (the “Court”), relating to the Company’s August 2013 purchase of working interests in the TMS from Sanchez Resources, entered into a Stipulation of Settlement (the “Stipulation”) reflecting the terms of the settlement of the derivative stockholder litigation (the “SR Settlement”).  On November 6, 2017, the Stipulation was approved by the Court and became final on December 20, 2017 with an effective date of November 29, 2017, pursuant to which, among other things: (i) the defendants (or their insurance companies) made a payment to the Company of an aggregate of $11.8 million ($5.2 million, net of fees, expenses and other amounts); (ii) the sole member of Sanchez Resources transferred the equity of Sanchez Resources to us; (iii) Sanchez Resources transferred certain royalty interests in the TMS acreage held by Sanchez Resources to us, and (iv) Alan Jackson and Greg Colvin were removed from the Company’s compensation committee. Sanchez Resources and one of its subsidiaries is party to the SR Credit Agreement of which approximately $24.0 million is outstanding. See Note 7, “Debt” for additional discussion of the SR Credit Agreement. The credit facility is solely secured by substantially all of the assets of Sanchez Resources and/or its subsidiary, without recourse to SN or any of its other subsidiaries, consisting of approximately 14,000 net acres largely in the TMS trend. The assets and liabilities underlying the equity interests transferred to the Company were recorded following the provisions of ASC 820 to measure nonfinancial assets and liabilities at fair value. The fair value measurements were based on market and cost approaches utilizing third-party market participant operating and development estimates. The assets and liabilities underlying the equity interests transferred to the Company were recorded at fair value as of the date of the transfer as follows (in thousands):

Proved oil and natural gas properties	$15,867
Unproved properties	7,482
Other assets acquired	2,739
Fair value of assets acquired	26,088
Asset retirement obligations	(2,092)
Fair value of net assets acquired	$23,996

Note 13. Accrued Liabilities and Other Current Liabilities

The following information summarizes accrued liabilities on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Capital expenditures	$109,992	$85,340
Other:
General and administrative expenses	19,348	8,855
Production taxes	5,706	5,084
Ad valorem taxes	11,581	84
Lease operating expenses	27,361	32,152
Interest payable	32,791	34,632
Other accrued liabilities	200	3,987
Total accrued liabilities	$206,979	$170,134

The following information summarizes other payables on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Revenue payable	$82,506	$72,451
Production tax payable	3,394	2,774
Other	13,029	6,745
Total other payables	$98,929	$81,970

The following information summarizes other current liabilities on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Operated prepayment liability	$80,542	$88,999
Deferred gain on Western Catarina Midstream Divestiture - short term	23,720	23,720
Phantom compensation payable - short term	3,261	2,525
Total other current liabilities	$107,523	$115,244

Note 14. Stockholders’ and Mezzanine Equity

Common Stock Offerings

On May 25, 2017, the Company entered into an equity distribution agreement with Citigroup Global Markets, Inc., BMO Capital Markets Corp., Capital One Securities, Inc., RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. and filed with the SEC a prospectus supplement to our shelf registration statement that allows us to issue from time to time shares of our common stock up to an aggregate gross amount of $75 million (the “2017 ATM”).  Sales of our common stock, if any, under the 2017 ATM will be made by any method permitted by law deemed to be an “at the market” offering as defined under the Securities Act, including, without limitation, sales made directly on the New York Stock Exchange, on any other existing trading market for our shares of common stock or to or through a market maker or as otherwise agreed by the Company and the sales agent. As of September 30, 2018, we had not issued any shares of our common stock under the 2017 ATM.

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

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.325 shares of common stock per share of Series A Preferred Stock (which is equal to an initial conversion price of $21.51 per share of common stock) and is subject to specified adjustments. As of September 30, 2018, based on the initial conversion price, approximately 4,275,640 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series A Preferred Stock.

The annual dividend on each share of Series A Preferred Stock is 4.875% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may pay dividends in cash and common stock or any combination thereof at its option and subject to certain conditions. Dividends are cumulative and all dividends accumulated through September 30, 2018 have been paid. The dividends accrued for the period from July 1 to September 30, 2018, were declared by the Board and paid in cash to the Company’s paying agent on September  28, 2018 and distributed by the agent to holders on October 1, 2018.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof at an initial conversion rate of 2.337 shares of common stock per share of Series B Preferred Stock (which is equal to an initial conversion price of $21.40 per share of common stock) and is subject to specified adjustments. As of September 30, 2018, based on the initial conversion price, approximately 8,244,539 shares of common stock would be issuable upon conversion of all of the outstanding shares of the Series B Preferred Stock.

The annual dividend on each share of Series B Preferred Stock is 6.500% on the liquidation preference of $50.00 per share and is payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1, when, as and if declared by the Board. The Company may pay dividends in cash and common stock or any combination thereof at its option and subject to certain conditions. Dividends are cumulative and all dividends accumulated through September 30, 2018 have been paid. The dividends accrued for the period from July 1 to September 30, 2018, were declared by the Board and paid in cash to the Company’s paying agent on September 28, 2018 and distributed by the agent to holders on October 1, 2018.

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

NOL Rights Plan

On July 28, 2015, the Company entered into a net operating loss carryforwards rights plan (as amended, the “Rights Plan”) with Continental Stock Transfer & Trust Company, as rights agent. In connection therewith, the Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The dividend was paid on August 10, 2015 to stockholders of record as of the close of business on August 7, 2015 (the “NOL Record Date”). In addition, one Right automatically attaches to each share of common stock issued between the NOL Record Date and such date as when the Rights become exercisable. On March 1, 2017, the Company amended the Rights Plan to, among other things, amend certain defined terms to account for the issuance of warrants and grant of shares of common stock to the GSO Funds and the issuance of warrants to the Blackstone Warrantholders in connection with the closing of the Comanche Acquisition. On July 27, 2018, the Company amended the Rights Plan to extend the final expiration date of the rights pursuant to the Rights Plan from July 27, 2018 to July 26, 2021.

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

Also at the closing of the Comanche Acquisition, the Company entered into three separate warrant agreements to purchase an aggregate of 6,500,000 shares of the Company’s common stock with each of Gavilan Resources Holdings—A, LLC, Gavilan Resources Holdings —B, LLC, and Gavilan Resources Holdings—C, LLC (collectively, the “Blackstone Warrantholders”), that provide for a $10 exercise price per share to purchase the Company’s common stock, subject to customary anti-dilution adjustments. The warrants issued to the Blackstone Warrantholders expire on March 1, 2022 in accordance with the terms and conditions of the applicable warrant agreement.

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

In addition, the Company entered into separate registration rights agreements with the Blackstone Warrantholders, the GSO Funds, and Intrepid (collectively, the “Registration Rights Agreements”). The Registration Rights Agreements grant the parties certain registration rights for the shares of our common stock acquired by the parties, including the shares issuable upon the exercise of the warrants to purchase the Company’s common stock. The Registration Rights Agreements with the Blackstone Warrantholders and the GSO Funds provide that the Company will use its reasonable best efforts to prepare and file a shelf registration statement with the SEC to permit the public resale of all registrable securities covered by the applicable Registration Rights Agreement within 18 months of the date of the agreement and to cause such shelf registration statement to be declared effective no later than two years after the date of the agreement. On August 31, 2018, the Company filed the required registration statement on Form S-3 with the SEC (the “GSO/Blackstone Registration Statement”).  The GSO/Blackstone Registration Statement has not yet been declared effective by the SEC.

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

SN UnSub Preferred Unit Issuance

At the closing of the Comanche Acquisition, pursuant to the SPA and subject to the other terms and conditions provided therein, the GSO Funds purchased 485,000 preferred units of SN UnSub for $485.0 million and Intrepid purchased 15,000 preferred units of SN UnSub for $15.0 million (in aggregate, the “SN UnSub Preferred Units”). The applicable parties entered into an amended and restated partnership agreement of SN UnSub (the “Partnership Agreement”) and an amended and restated limited liability company agreement of SN UnSub General Partner (the “GP LLC Agreement”).

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

The SN UnSub Preferred Units issued in March 2017 are accounted for as mezzanine equity in the condensed consolidated balance sheets consisting of the following as of September 30, 2018 and December 31, 2017, respectively, (in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2018	2017
Mezzanine equity, beginning balance	$427,512	$—
Private placement of SN UnSub Preferred Units	—	500,000
Discount	—	(90,527)
Accretion of discount	18,577	18,039
Dividends accrued (1)	37,500	41,667
Dividends prepaid (2)	(2,592)	—
Dividends/distributions paid (3)	(22,408)	(41,667)
Mezzanine equity, ending balance	$458,589	$427,512

(1)

In accordance with the Partnership Agreement and SN UnSub Credit Agreement, cash distributions for the 10% dividend on the SN UnSub Preferred Units were prohibited through February 28, 2018, and thus, the dividends for the year ended December 31, 2017 were deemed to have been accrued and offset by the tax distributions paid. The dividends for the first, second, and third quarters of 2018 were accrued and paid in cash on March 30, 2018, July 2, 2018 and October 1, 2018 respectively.

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

Earnings (Loss) Per Share—The following table shows the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$5,598	$35,824	$(34,204)	$104,548
Less:
Preferred stock dividends	(3,987)	(3,988)	(11,961)	(11,962)
Preferred unit dividends and distributions	(12,500)	(8,347)	(34,908)	(35,762)
Preferred unit amortization	(6,458)	(5,517)	(18,577)	(12,509)
Net income allocable to participating securities(1)(2)	—	(1,230)	—	(3,221)
Net income (loss) attributable to common stockholders	$(17,347)	$16,742	$(99,650)	$41,094
Weighted average number of unrestricted outstanding common shares used to calculate basic net income (loss) per share	82,073	77,453	81,597	74,531
Dilutive shares(3)(4)(5)	—	100	—	100
Denominator for diluted earnings (loss) per common share	82,073	77,553	81,597	74,631
Net income (loss) per common share - basic	$(0.21)	$0.22	$(1.22)	$0.55
Net income (loss) per common share - diluted	$(0.21)	$0.22	$(1.22)	$0.55

(1)	The Company’s restricted shares of common stock are participating securities.

(2)

For the three and nine months ended September 30, 2018, no losses were allocated to participating restricted stock because such securities do not have a contractual obligation to share in the Company’s losses.

(3)

The three months ended September 30, 2017 excludes 694,739 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

(4)

The nine months ended September 30, 2017 excludes 1,101,020 shares of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

(5)

The three and nine months ended September 30, 2018 excludes 1,840,007 and 2,591,553 shares, respectively, of weighted average restricted stock and 12,520,179 shares of common stock resulting from an assumed conversion of the Company's Series A Preferred Stock and Series B Preferred Stock from the calculation of the denominator for diluted loss per common share as these shares were anti-dilutive.

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

Awards granted to employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company’s officers) in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” For awards granted to non-employees, the Company records compensation expenses equal to the fair value of the stock-based award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. Compensation expense for unvested awards to non-employees is revalued at each period end and is amortized over the vesting period of the stock-based award. Stock-based payments are measured based on the fair value of the equity instruments granted, as it is more determinable than the value of the services rendered. For the restricted stock awards granted to non-employees, stock-based compensation expense is based on fair value re-measured at each reporting period and recognized over the vesting period using the straight-line method. Compensation expense for these awards will be revalued at each period end until vested. Forfeitures of restricted stock awards granted to non-employees are accounted for as they are incurred.

During the three and nine months ended September 30, 2018, the Company issued approximately 0.1 million and 3.3 million shares of restricted common stock pursuant to the LTIP to certain employees (including the Company’s officers), with whom the Company has a services agreement, respectively. These shares of restricted common stock vest in equal annual amounts over a three-year period.

In February 2016 and April 2016, the Compensation Committee approved several new forms of agreement for use in equity awards pursuant to the LTIP. The new forms of agreements consist of two new forms of restricted stock award agreements, one of which provides for vesting in equal annual increments over a three year period from the grant date (the “Grant Date”) and the other of which provides for cliff vesting five years after the Grant Date or earlier if the common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Restricted Stock” or “PARS”), and two new forms of phantom stock agreements payable only in cash, one of which provides for vesting in equal annual increments over a three year period from the Grant Date (the “Phantom Stock”) and the other of which provides for cliff vesting five years after the Grant Date or earlier if the Company’s common stock closing price equals or exceeds certain benchmarks as set forth in the form of agreement (the “Performance Accelerated Phantom Stock” or “PAPS”). No PARS or PAPS were granted during the three and nine months ended September 30, 2018.

The PARS, PAPS and Phantom Stock awards granted to certain employees of the Sanchez Group (including those employees of the Sanchez Group who also serve as the Company’s officers) in exchange for services are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the inclusion of market performance acceleration conditions on the PARS does not change the accounting classification as compared to the restricted stock without market performance acceleration conditions, as both are still classified as equity within the Company’s balance sheet. The Phantom Stock awards are required to be settled in cash by the Company and, per the guidance, should be classified as a liability. Compensation expense for the unvested awards is revalued at each period end and is amortized over the vesting period of the stock-based award using the straight-line method.

During the three and nine months ended September 30, 2018, the Company issued approximately 0.3 million and 3.9 million shares of Phantom Stock pursuant to the LTIP to certain employees of SOG (including the Company’s officers), with whom the Company has a services agreement, respectively. These shares of Phantom Stock vest in equal annual amounts over a three-year period.

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

On April 17, 2018, the Company and certain of its key executives entered into new equity award agreements pursuant to the LTIP, whereby the key executives were granted the following performance-based phantom stock awards:

	Cash-Settled	Stock-Settled
	Target Performance-Based Phantom Shares
Executive Chairman of the Board	506,230	506,230
Chief Executive Officer	506,230	506,230
Executive Vice President	253,115	253,115
Executive Vice President and Chief Financial Officer	186,916	186,916
Senior Vice President and Chief Operating Officer	186,916	186,916

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

In connection with Christopher D. Heinson’s resignation as Senior Vice President and Chief Operating Officer, effective July 9, 2018, all of his unvested Performance Awards, PBPS Awards and other unvested awards under the LTIP were forfeited.

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

The PBPS Awards are considered awards to non-employees and the Company records stock-based compensation expense for these awards at fair value in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” In accordance with the guidance, the Cash-Settled PBPS Awards are classified as liabilities within the Company’s balance sheet, as they are required to be settled cash, while the Stock-Settled PBPS Awards are classified as equity within the Company’s condensed consolidated balance sheets, as they are settled in shares of the Company’s common stock.  The PBPS Awards have graded-vesting features and as such, the compensation expense for the unvested awards is calculated using the graded-vesting method whereby the Company recognizes compensation expense over the requisite service period for each separately vesting tranche of the award as though they were, in substance, multiple awards.  In addition, the estimated value of each tranche will be revalued at each period end and amortized over the vesting period.

The Company recognized the following stock-based compensation expense (in thousands) which is included in general and administrative expense in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted stock awards, directors	$305	$346	$932	$4,947
Restricted stock awards, non-employees	(862)	1,071	1,957	11,619
Performance awards	(842)	(506)	(12)	771
Phantom stock awards	(2,652)	(209)	1,467	13,756
Total stock-based compensation (benefit) expense	$(4,051)	$702	$4,344	$31,093

Based on the $2.30 per share closing price of the Company’s common stock on September 30, 2018, there was approximately $16.4 million of unrecognized compensation cost related to the non‑vested restricted shares outstanding.  The cost is expected to be recognized over an average period of approximately 1.98 years.

Based on the $2.30 per share closing price of the Company’s common stock on September 30, 2018, there was approximately $0.2 million of unrecognized compensation cost related to the non‑vested PARS outstanding. The cost is expected to be recognized over an average period of approximately 2.54 years.

Based on the $2.30 per share closing price of the Company’s common stock on September 30, 2018, there was approximately $9.0 million of unrecognized compensation cost related to the non‑vested PAPS and Phantom Stock outstanding.  The cost is expected to be recognized over an average period of approximately 2.05 years.

Based on the estimated per share price of the Performance Awards on September 30, 2018, there was approximately $0.2 million of unrecognized compensation cost related to the Performance Awards.  The cost is estimated to be recognized over a weighted average period of approximately 3.0 years.

Based on the estimated per share price of the common stock underlying the PBPS Awards on September 30, 2018, there was approximately $3.7 million of unrecognized compensation cost related to the PBPS Awards.  The cost is estimated to be recognized over a weighted average period of approximately 3.51 years.

A summary of the activity of the non-vested restricted shares and PARS for the three and nine months ended September 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-vested common stock, beginning of period	5,767	6,059	4,897	7,967
Granted	146	61	3,303	2,136
Vested	(59)	(260)	(2,218)	(4,196)
Forfeited	(414)	(20)	(542)	(67)
Non-vested common stock, end of period	5,440	5,840	5,440	5,840

As of September 30, 2018, approximately 6.0 million shares remain available for future issuance to participants under the LTIP assuming achievement of the maximum payment under all outstanding Performance Awards and Stock-Settled PBPS Awards.

A summary of the activity of the non‑vested Phantom Stock shares and PAPS for the three and nine months ended September 30, 2018 and 2017 is presented below (in thousands):

Three Months Ended	Nine Months Ended
September 30,	September 30,

	2018	2017	2018	2017
Non-vested phantom stock and PAPS, beginning of period	5,888	4,198	3,589	4,012
Granted	253	80	3,905	2,066
Vested	(46)	(188)	(1,197)	(1,968)
Forfeited	(465)	(17)	(667)	(37)
Non-vested phantom stock and PAPS, end of period	5,630	4,073	5,630	4,073

Note 16. Income Taxes

The Company used a year-to-date effective tax rate method for recording income taxes for the nine month periods ended September 30, 2018 and 2017. This method is based on our expectations at September 30, 2018 and 2017 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will use this method each quarter until such time a return to the annualized effective tax rate method is deemed appropriate.

The Company's effective tax rate for the nine months ended September 30, 2018 and 2017 was 0.0%  and (1.2%) respectively. The difference between the statutory federal income taxes calculated using a U.S. Federal statutory corporate income tax rate of 21% and the Company’s effective tax rate of 0.0% for the nine months ended September 30, 2018 is related to the valuation allowance on deferred tax assets. The Company’s effective tax rate of (1.2%) for the nine months ended September 30, 2017 is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to be recorded to income tax expense.

The Company provides for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the financial statements in accordance with authoritative guidance for accounting for income taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, has established a valuation allowance to reduce the deferred tax assets as of September 30, 2018. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

At September 30, 2018, the Company had no material uncertain tax positions.

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

We recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, “Income Taxes.” The guidance allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our financial results reflect the provisional income tax effects of the Tax Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the Tax Act could not be reasonably estimated as of September 30, 2018.

We continue to assess the impact of the Tax Act on our business. Our provisional amounts may be adjusted due to changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, or changes in accounting standards for income taxes or related interpretations. Any updates or changes to provisional estimates will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter 2018.

Note 17. Commitments and Contingencies

Shareholder Derivative Litigation

On August 29, 2018, a derivative action was filed in the Court of Chancery of the State of Delaware against certain of the Company’s directors (the “Derivative Action,” Armato et al. v. A.R. Sanchez, Jr. et al., No. 2018-0642). The complaint alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets against directors of the Company based on purportedly excessive compensation of the Company’s non-employee directors. On October 22, 2018, the Company and defendant directors filed an answer to the Derivative Action. In their answer, the defendant directors denied any wrongdoing or liability in response to the allegations in the complaint. The Derivative Action remains in its preliminary stages. As a result, the Company is unable to reasonably predict an outcome of the Derivative Action or a timeframe for its resolution.  The complaint does not specify damages sought.

From time to time, the Company may be involved in lawsuits that arise in the normal course of its business.  Management cannot predict the ultimate outcome of such lawsuits or claims. Management does not currently expect the outcome of any of the known claims or proceedings to individually or in the aggregate have a material adverse effect on our results of operations or financial condition. We are not aware of any material governmental proceedings against us or contemplated to be brought against us.

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

Comanche Drilling Obligation

In connection with the Comanche Acquisition, we, through our subsidiaries, SN Maverick and SN UnSub, and Gavilan, entered into a development agreement with Anadarko. The development agreement requires us to complete and equip 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022. The development agreement permits up to 30 wells completed and equipped in excess of the annual 60 well requirement to be carried over to satisfy part of the 60 well requirement in subsequent annual periods on a well-for-well basis. The development agreement contains a guarantee by Sanchez Energy Corporation of the performance of SN Maverick and SN UnSub. If we fail to complete and equip the required number of wells in a given year (after applying any qualifying additional wells from previous years), we and Gavilan must pay Anadarko E&P Onshore, LLC a default fee of $0.2 million for each well we do not timely complete and equip. Our current capital budget and plans include the drilling of at least the minimum number of wells required to maintain access to such undeveloped acreage.

Lease Payment Obligations

As of September 30, 2018, the Company had $129.2 million in lease payment obligations that satisfy operating lease criteria. These obligations include: (i) $85.3 million in payments due with respect to firm commitment of oil and natural gas volumes under the gathering agreement contract signed with SNMP as part of the Western Catarina Midstream Divestiture that commenced on October 14, 2015 and continues until October 13, 2020, (ii) $39.8 million for corporate and field office leases with expiration dates through March 2025, and (iii) $4.1 million for a 10 year acreage lease agreement for a promotional ranch managed by the Company in Kenedy County, Texas.

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

Volume Commitments

As is common in our industry, the Company is party to certain oil and natural gas gathering and transportation and natural gas processing agreements that obligate us to deliver a specified volume of production over a defined time horizon.  If not fulfilled, the Company is subject to deficiency payments. As of September 30, 2018, the Company had approximately $466.1 million in future commitments related to oil and natural gas gathering and transportation agreements ($140.8 million for 2018 through 2020, $161.3 million from 2021 through 2023, and $164.0 million under commitments expiring after December 31, 2023, in the aggregate) and approximately $94.1 million in future commitments related to natural gas processing agreements ($65.6 million for 2018 through 2020, and $28.5 million from 2021 through 2023, in the aggregate) that are not recorded in the accompanying condensed consolidated balance sheets.

For the three and nine months ended September 30, 2018, the Company incurred expenses related to deficiency fees of approximately $1.6 million and $3.8 million, respectively, and for the three and nine months ended September 30, 2017, the Company incurred expenses related to deficiency fees of approximately $1.0 million and $2.4 million, respectively.  These expenses are reported on the condensed consolidated statements of operations in the "Oil and natural gas production expenses" line item.  We expect to have additional expenses in 2018 related to our volume commitments.

Amended Gathering Agreement and Amended Processing Agreement

As of September 30, 2018, the Company had $49.7 million and $62.5 million in payments with respect to firm commitment of natural gas volumes associated with the Carnero Gathering Pipeline and either the Raptor Processing Plant or SOII Facility, respectively, all owned by Carnero G&P and due under the Amended Gathering Agreement and Amended Processing Agreement.  These agreements commenced on October 2, 2015 and continue until October 2, 2030.

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

Adoption of this guidance resulted in the derecognition of $16.3 million in deferred gains recorded under the Carnero Gathering Disposition and Carnero Processing Disposition and the recognition of a $6.4 million derivative asset in the value of the earnout provision owed to us by SNMP with a $22.7 million decrease to accumulated deficit as of January 1, 2018.  The earnout derivative asset was marked to market and incurred approximate gains of $0.4 million and $1.9 million, respectively, during the three and nine months ended September 30, 2018 as a result.

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

Disaggregation of Revenue

We recognized revenue of $277.7 million and $788.3 million for the three and nine months ended September 30, 2018, respectively. We disaggregate revenue in our income statement based on product type, and we further disaggregate our revenue related to sales and marketing revenue.

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

Our contracts with customers typically require payment for oil and condensate, gas and NGL sales within 30 days following the calendar month of delivery.  The sales of oil and condensate, gas and NGLs typically include variable consideration that is based on pricing tied to local indices adjusted for differentials and volumes delivered in the current month. Revenues include estimates for the two most recent months using published commodity price indices and volumes supplied by field operators.

Sales and Marketing Revenue

During 2018, we entered into commodity purchase transactions with certain third parties and then subsequently sold the purchased commodity as separate revenue streams. We believe an opportunity exists, from time to time, to participate in additional economic benefits and operational efficiencies in support of our upstream activities by purchasing and reselling production from others, to a limited extent, in order to utilize existing firm transportation arrangements. We retain control of the purchased hydrocarbons prior to delivery to the purchaser. The Company has concluded that we are the principal in these arrangements and therefore we recognize revenue on a gross basis as Sales and Marketing Revenues within our condensed consolidated statement of operations, with costs to purchase and transport the commodity presented as Sales and Marketing Expenses in our condensed consolidated statement of operations. Contracts to sell the third-party hydrocarbons are the same contracts as those for which we sell our produced hydrocarbons, and as such, we do not recognize this revenue any differently than our oil, natural gas, and NGL revenue discussed previously.

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

Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At September 30, 2018 and December 31, 2017, our receivables from contracts with customers were $98.1 million and $101.4 million, respectively.

Reconciliation of Condensed Consolidated Balance Sheet

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated balance sheet is as follows (in thousands):

	As of September 30, 2018
	Balances without	Effect of change
Balance Sheet	Adoption ASC 606	higher/(lower)	As Reported
Assets
Fair value of derivative instruments	$1,138	$446	$1,584
Total current assets	512,491	446	512,937
Fair value of derivative instruments	655	7,834	8,489
Total assets	$2,923,498	$8,280	$2,931,778
Liabilities
Other liabilities	$44,347	$(16,338)	$28,009
Total liabilities	3,028,147	(16,338)	3,011,809
Equity
Accumulated deficit	(1,933,685)	24,618	(1,909,067)
Total stockholders' deficit	(563,238)	24,618	(538,620)
Total liabilities and stockholders' deficit	$2,923,498	$8,280	$2,931,778

Reconciliation of Condensed Consolidated Statement of Operations

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three Months Ended September 30, 2018
	Balances without	Effect of change
	Adoption ASC 606	higher/(lower)	As Reported
Statement of Operations
Other income (expense)	$(8,029)	$352	$(7,677)
Total other income (expense)	(79,339)	352	(78,987)
Income (loss) before income taxes	5,246	352	5,598
Net income (loss)	$5,246	$352	$5,598

	Nine Months Ended September 30, 2018
	Balances without	Effect of change
	Adoption ASC 606	higher/(lower)	As Reported
Statement of Operations
Other income (expense)	$588	$1,879	$2,467
Total other income (expense)	(269,532)	1,879	(267,653)
Income (loss) before income taxes	(36,083)	1,879	(34,204)
Net income (loss)	$(36,083)	$1,879	$(34,204)

We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

Not

Note 19. Condensed Consolidating Financial Information

The Company’s 7.75% Notes and 6.125% Notes have been registered with the SEC and are guaranteed by all of the Company’s subsidiaries, except for SN UR Holdings, LLC, SN Services, LLC, SNT, SN Midstream, Manager, SN UnSub General Partner, SN UnSub Holdings, SN UnSub, SN Capital, LLC, Sanchez Resources, SR Acquisition I, LLC, SR Acquisition III, LLC and SR TMS, LLC which are unrestricted subsidiaries of the Company. As of September 30, 2018 such guarantor subsidiaries are 100% owned by the Company and the guarantees by these subsidiaries are full and unconditional (except for customary release provisions) and are joint and several.

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

A summary of the condensed consolidated guarantor balance sheets as of September 30, 2018 and December 31, 2017 is presented below (in thousands):

	September 30, 2018
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$544,338	$143,107	$130,413	$(304,921)	$512,937
Total oil and natural gas properties, net	33	1,548,335	772,354	—	2,320,722
Investment in subsidiaries	1,448,492	—	(7,281)	(1,441,211)	—
Other assets	11,232	13,097	73,790	—	98,119
Total Assets	$2,004,095	$1,704,539	$969,276	$(1,746,132)	$2,931,778

Liabilities and Shareholders' Equity
Current liabilities	$193,618	$393,248	$268,109	$(304,921)	$550,054
Long-term liabilities	2,209,688	53,875	198,192	—	2,461,755
Mezzanine equity	—	—	458,589	—	458,589
Total shareholders' equity (deficit)	(399,211)	1,257,416	44,386	(1,441,211)	(538,620)
Total Liabilities and Shareholders' Equity (Deficit)	$2,004,095	$1,704,539	$969,276	$(1,746,132)	$2,931,778

	December 31, 2017
Assets	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$447,984	$98,758	$117,031	$(312,975)	$350,798
Total oil and natural gas properties, net	3,987	1,275,153	748,319	—	2,027,459
Investment in subsidiaries	1,081,692	—	(7,280)	(1,074,412)	—
Other assets	25,451	4,415	62,512	—	92,378
Total Assets	$1,559,114	$1,378,326	$920,582	$(1,387,387)	$2,470,635

Liabilities and Shareholders' Equity
Current liabilities	$212,026	$312,531	$250,946	$(312,975)	$462,528
Long-term liabilities	1,827,072	26,787	195,876	—	2,049,735
Mezzanine equity	—	—	427,512	—	427,512
Total shareholders' equity (deficit)	(479,984)	1,039,008	46,248	(1,074,412)	(469,140)
Total Liabilities and Shareholders' Equity (Deficit)	$1,559,114	$1,378,326	$920,582	$(1,387,387)	$2,470,635

A summary of the condensed consolidated guarantor statements of operations for the three and nine months ended September 30, 2018 and 2017 is presented below (in thousands):

	Three Months Ended September 30, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$197,203	$80,507	$—	$277,710
Total operating costs and expenses	(16,717)	(126,573)	(49,969)	134	(193,125)
Other income	(52,165)	794	(27,482)	(134)	(78,987)
Income (loss) before income taxes	(68,882)	71,424	3,056	—	5,598

Income tax benefit	—	—	—	—	—
Equity in income (loss) of subsidiaries	74,480	—	—	(74,480)	—
Net income (loss)	$5,598	$71,424	$3,056	$(74,480)	$5,598

	Three Months Ended September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$118,616	$66,190	$—	$184,806
Total operating costs and expenses	19,420	(112,403)	(52,030)	45	(144,968)
Other income	(56,015)	70,872	(18,826)	(45)	(4,014)
Income (loss) before income taxes	(36,595)	77,085	(4,666)	—	35,824

Income tax benefit	—	—	—	—	—
Equity in income (loss) of subsidiaries	72,419	—	—	(72,419)	—
Net income (loss)	$35,824	$77,085	$(4,666)	$(72,419)	$35,824

	Nine Months Ended September 30, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$543,529	$244,722	$—	$788,251
Total operating costs and expenses	(56,967)	(334,408)	(163,833)	406	(554,802)
Other income (expense)	(200,124)	(4,469)	(62,654)	(406)	(267,653)
Income (loss) before income taxes	(257,091)	204,652	18,235	—	(34,204)

Income tax benefit	—	—	—	—	—
Equity in income (loss) of subsidiaries	222,887	—	—	(222,887)	—
Net income (loss)	$(34,204)	$204,652	$18,235	$(222,887)	$(34,204)

	Nine Months Ended September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$341,747	$152,606	$—	$494,353
Total operating costs and expenses	(67,307)	(245,824)	(119,391)	545	(431,977)
Other income (expense)	(59,393)	81,265	19,637	(545)	40,964
Income (loss) before income taxes	(126,700)	177,188	52,852	—	103,340

Income tax benefit	1,208	—	—	—	1,208
Equity in income (loss) of subsidiaries	230,040	—	—	(230,040)	—
Net income (loss)	$104,548	$177,188	$52,852	$(230,040)	$104,548

A summary of the condensed consolidated guarantor statements of cash flows for the nine months ended September 30, 2018 and 2017 is presented below (in thousands):

	Nine Months Ended September 30, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(175,586)	$326,068	$99,044	$—	$249,526
Net cash provided by (used in) investing activities	(136,290)	(396,492)	(58,365)	137,325	(453,822)
Net cash provided by (used in) financing activities	419,714	128,026	(21,881)	(137,325)	388,534
Net increase (decrease) in cash and cash equivalents	107,838	57,602	18,798	—	184,238
Cash and cash equivalents, beginning of period	86,937	29,046	68,451	—	184,434
Cash and cash equivalents, end of period	$194,775	$86,648	$87,249	$—	$368,672

	Nine Months Ended September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(144,240)	$244,495	$66,710	$—	$166,965
Net cash provided by (used in) investing activities	(214,501)	(451,851)	(766,750)	205,491	(1,227,611)
Net cash provided by (used in) financing activities	108,629	223,401	606,418	(205,491)	732,957
Net increase (decrease) in cash and cash equivalents	(250,112)	16,045	(93,622)	—	(327,689)
Cash and cash equivalents, beginning of period	343,941	—	157,976	—	501,917
Cash and cash equivalents, end of period	$93,829	$16,045	$64,354	$—	$174,228

Note 20. Variable Interest Entities

As noted previously in Note 9, “Investments,” pursuant to the LLC Agreement of GRHL, GRHL authorized and issued a total of 100 Class A Units to SN Comanche Manager. Although the Company did not pay any cash for the Class A Units, the Company’s investment in GRHL represents a VIE that could expose the Company to losses limited to the estimated fair value of the investment. The carrying amounts of the investment in GRHL and the Company’s maximum exposure to loss as of September 30, 2018 was approximately $7.3 million. The Company did not record any earnings from its ownership of the Class A Units for the nine months ended September 30, 2018 and 2017. The Company determined that Blackstone is the primary beneficiary of the VIE as the Company has no significant voting rights in GRHL under the LLC Agreement and no power over decisions related to the business activities of GRHL, other than operation of the properties.

As noted above in Note 9, “Investments,” the Company, via SN Catarina, purchased from a subsidiary of Targa a 10% undivided interest in the SOII Facility in 2015. The Company determined that ownership in the SOII Facility is more similar to limited partnerships than corporations. Under the revised guidance of ASU 2015-02, a limited partnership or similar entity with equity at risk will not be a VIE if they are able to exercise kick-out rights over the general partner(s) or they are able to exercise substantive participating rights. On June 14, 2017, SN Catarina completed the disposition of the SOII Facility (the “SOII Disposition”) for $12.5 million in cash.  Prior to the SOII Disposition, we concluded that the investment in SOII Facility is a VIE under the revised guidance because we could not remove Targa as operator and we did not have substantive participating rights.  In addition, Targa had the discretion to direct activities of the VIE regarding the risks associated with price, operations and capital investment which have the most significant impact on the economic performance of the VIE.

The Company had previously accounted for the VIE as an equity method investment and determined that Targa is the primary beneficiary of the VIE as Targa is the operator of the SOII Facility and has the most influence with respect to the normal day-to-day operating decisions of the facility. Prior to the sale, we included the VIE under long-term assets on the balance sheet.

As noted above in Note 9, “Investments,” in November 2016, the Company purchased common units of SNMP for $25.0 million as part of a private unit issuance.  Rather than accounting for the investment under the equity method, the Company elected the fair value option to account for its interest in SNMP. The Company’s investment in SNMP represents a VIE that could expose the Company to losses limited to the equity in the investment at any point in time. The carrying amounts of the investment in SNMP and the Company’s maximum exposure to loss as of September 30, 2018, was approximately $16.1 million.

Below is a tabular comparison of the carrying amounts of the assets and liabilities of the VIE and the Company’s maximum exposure to loss as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Beginning Balance	$32,507	$39,656
Initial investment in GRHL	—	7,280
Distributions from equity investments	—	(311)
Gain (loss) from change in fair value of investment in SNMP	(9,091)	(1,591)
Sale of investments	—	(12,527)
Maximum exposure to loss	$23,416	$32,507

Note 21. Subsequent Events

On October 18, 2018, SN UnSub made a repayment under the SN UnSub Credit Agreement of $2.5 million, resulting in an outstanding principal balance of $165.0 million.

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

Business Overview

Sanchez Energy Corporation (together with our consolidated subsidiaries, “Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms), a Delaware corporation formed in August 2011, is an independent exploration and production company focused on the acquisition and development of U.S. onshore unconventional oil and natural gas resources, with a current focus on the horizontal development of significant resource potential in the Eagle Ford Shale in South Texas. We also hold producing properties and an undeveloped acreage position in the Tuscaloosa Marine Shale (“TMS”) in Mississippi and Louisiana, which offers future development opportunities. As of September 30, 2018, we have assembled approximately 478,000 gross leasehold acres (275,000 net acres) in the Eagle Ford Shale, where we plan to invest substantially all of our capital budget. We continually evaluate opportunities to actively manage our overall portfolio, which may include the acquisition of additional properties in the Eagle Ford Shale or other producing areas and, from time to time, the divestiture of non-core assets. Our successful acquisition of such properties will depend on the circumstances and the financing alternatives available to us at the time we consider such opportunities.

During the fourth quarter 2017, the Company changed from the full cost method to the successful efforts method in accounting for its oil and natural gas exploration and development activities. Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. For additional information, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of Part I, Item 1. Financial Statements.

Acquisition and Divestiture Transactions

Listed below is a table of our significant consummated acquisition and divestiture transactions since January 1, 2017:

Transaction	Transaction Closing Date	Transaction Effective Date	Core Area	Net Acreage	Net Acreage at 9/30/18	(Purchase) / Disposition Price (millions)
Javelina Disposition	9/19/2017	8/1/2017	Eagle Ford	68,000	N/A	$105
Marquis Disposition	6/15/2017	1/1/2017	Eagle Ford	21,000	N/A	$50
Comanche Acquisition(1)	3/1/2017	7/1/2016	Eagle Ford, Pearsall	76,000	76,000	$(1,044)
Cotulla Disposition(2)	12/14/2016	6/1/2016	Cotulla, Eagle Ford	15,000	N/A	$167

(1)	The acreage and purchase price disclosed in this table includes only acreage and purchase price related to the SN Comanche Assets.

(2)

The Cotulla Disposition has been included in the table above to capture the subsequent closings that occurred during the six months ended June 30, 2017. Refer to Note 4, “Acquisitions and Divestitures” for additional detail.

Javelina Disposition

On September 19, 2017, the Company, through its wholly owned subsidiary, SN Cotulla Assets, LLC (“SN Cotulla”), sold approximately 68,000 undeveloped net acres located in the Eagle Ford Shale in LaSalle and Webb Counties, Texas to Vitruvian Exploration IV, LLC for an adjusted purchase price of approximately $105 million in cash (the “Javelina Disposition”). Consideration received from the Javelina Disposition was based on an August 1, 2017 effective date.

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

Comanche Acquisition

On March 1, 2017, the Company, through two of its subsidiaries, SN EF UnSub, LP (“SN UnSub”) and SN EF Maverick, LLC (“SN Maverick”), along with Gavilan Resources, LLC (“Gavilan”), an entity controlled by Blackstone completed the acquisition of approximately 318,000 gross (155,000 net) acres comprised of 252,000 gross (122,000 net) Eagle Ford Shale acres and 66,000 gross (33,000 net) acres of deep rights only, which includes the Pearsall Shale, representing an approximate 49% average working interest therein (the “Comanche Assets”) from Anadarko E&P Onshore LLC and Kerr-McGee Oil and Gas Onshore LP (together, “Anadarko”) for approximately $2.1 billion in cash (the “Comanche Acquisition”). Pursuant to the purchase and sale agreement entered into in connection with the Comanche Acquisition, (i) SN UnSub paid approximately 37% of the purchase price (including through a $100 million cash contribution from other Company entities) and (ii) SN Maverick paid approximately 13% of the purchase price.  In the aggregate, SN UnSub and SN Maverick acquired half of the 49% working interest in the Comanche Assets (approximately 50% and 0%, respectively, of the estimated total proved developed producing reserves (PDPs), 20% and 30%, respectively, of the estimated total proved developed non-producing reserves (PDNPs), and 20% and 30%, respectively, of the total proved undeveloped reserves (PUDs)) (“SN Comanche Assets”). Pursuant to the purchase and sale agreement, Gavilan paid 50% of the purchase price and acquired the remaining half of the 49% working interest in and to the Comanche Assets (and approximately 50% of the estimated total PDPs, PDNPs and PUDs).  The Comanche Assets are primarily located in the Western Eagle Ford and are contiguous with our existing acreage, significantly expanding our asset base and production.  The effective date of the Comanche Acquisition was July 1, 2016.

Cotulla Disposition

On December 14, 2016, SN Cotulla sold approximately 15,000 net acres located in Dimmit, Frio, LaSalle, Zavala and McMullen Counties, Texas (the “Cotulla Assets”) to Carrizo (Eagle Ford) LLC for an adjusted purchase price of approximately $153.5 million, subject to normal and customary post-closing adjustments (the “Cotulla Disposition”). Consideration received from the Cotulla Disposition was based on a June 1, 2016 effective date. During 2017, two additional closings occurred and final post-closing adjustments were made to the purchase price, which resulted in total aggregate consideration of approximately $167.4 million.

2018 Capital Program

Our 2018 capital budget is largely focused on the development of our approximately 275,000 net acres in the Eagle Ford Shale. We anticipate investing approximately $600 million during 2018, with over 94% planned for drilling and completion of wells and the remainder invested in facilities and leasing activities.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.

Core Properties

Eagle Ford Shale

We and our predecessor entities have a long history in the Eagle Ford Shale, where, as of September 30, 2018, we have assembled approximately 478,000 gross leasehold acres (approximately 275,000 net acres) and have approximately 7,735 gross (3,505 net) specifically identified drilling locations for potential future drilling. As of September 30, 2018, approximately 678 of these gross drilling locations represented proved undeveloped reserves and were developed using existing geologic and engineering data. The approximately 7,057 additional gross drilling locations are specifically identified non-proved locations that have been identified by our management team. Although these approximate 7,057 gross additional non-proved locations are determined using the same geologic and engineering methodology as those locations to which proved reserves are attributed, they fail to satisfy all criteria for proved reserves for reasons such as development timing, economic viability at SEC pricing, and production volume certainty. In evaluating and determining those locations, we also considered the availability of local infrastructure, drilling support assets, property restrictions and state and local regulations. The locations on which we actually drill wells will ultimately depend upon the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, actual drilling results and other factors, and may differ from the locations currently identified. For the year 2018, we plan to invest substantially all of our capital budget in the Eagle Ford Shale.

In 2017, we acquired approximately 252,000 gross (61,000 net) Eagle Ford Shale acres in Dimmit, Webb, La Salle, Zavala and Maverick Counties, Texas through the Comanche Acquisition representing an approximately 24% working interest, which area we refer to as the Comanche area.  We anticipate drilling, completion and facilities costs on this acreage to average between $3.0 million and $6.5 million per well.  The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 3,400 feet to approximately 11,000 feet and completions designs, including hydraulic stimulation strategies.  We have identified approximately 5,210 gross (1,260 net) Eagle Ford locations for potential future drilling on our Comanche area.

In the Comanche area, we have a development obligation, that, in addition to other requirements in the leases that must be adhered to in order to maintain the acreage position, requires us to complete and equip 60 wells in each annual period commencing on September 1, 2017 and continuing thereafter until September 1, 2022.  Up to 30 wells completed and equipped in excess of the annual 60 well requirement may be carried over to satisfy part of the 60 well requirement in subsequent annual periods on a well-for-well basis. The Company met its annual drilling commitment in the Comanche area for the period ending August 31, 2018, and may carry over the maximum 30 well excess bank. As of September 30, 2018, 34 wells had been completed and equipped that may count towards the 60 well commitment that will end on August 31, 2019. For the year 2018, our current capital budget and plans include the drilling of at least the minimum number of wells to maintain access to such undeveloped acreage in the Comanche area.

We have approximately 106,000 net acres in Dimmit, LaSalle and Webb Counties, Texas representing a 100% working interest, which area we refer to as the Catarina area. We anticipate drilling, completion and facilities costs on this acreage to be between $3.5 million and $6.7 million per well based on our current estimates and historical well costs. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 4,200 feet to approximately 11,500 feet and completions designs, including hydraulic stimulation strategies. We have identified more than 1,030 gross (1,030 net) locations for potential future drilling in our Catarina area.

In the Catarina area, we have a drilling obligation that requires us to drill (i) 50 wells in each twelve month period commencing on July 1, 2014 and (ii) at least one well in any consecutive 120-day period in order to maintain rights to any future undeveloped acreage. Up to 30 wells drilled in excess of the minimum 50 wells in a given annual period can be carried over to satisfy part of the 50 well requirement in the subsequent twelve month period on a well-for-well basis. For the commitment period ending June 30, 2018, the Company drilled 46 wells in addition to the 30 wells banked from previous periods. Therefore, SN met its annual drilling commitment at Catarina for the commitment period ending June 30, 2018 and as of September 30, 2018, had drilled 26 wells in addition to the 26 wells banked towards the 50 well annual drilling commitment in the Catarina area that extends from July 1, 2018 to June 30, 2019.

We have approximately 101,000 net acres in Dimmit, Frio, LaSalle and Zavala Counties, Texas, which we refer to as the Maverick area. We believe that our Maverick acreage lies in the black oil window, where we anticipate drilling, completion and facilities costs on our acreage to be between $6.0 million and $6.7 million per well based on our current estimates and historical well costs. The variability in the cost is largely a factor of lateral lengths, which can vary from approximately 8,500 feet to approximately 10,800 feet and completions designs, including hydraulic stimulation strategies. We have identified greater than 1,045 gross  (1,000 net) locations for potential future drilling on our Maverick area.

We have approximately 7,600 net acres in Gonzales County, Texas which we refer to as the Palmetto area. We believe that our Palmetto acreage lies in the volatile oil window where we anticipate drilling, completion and facilities costs on our acreage to be between approximately $5.0 million and $6.5 million per well based on our current estimates and historical well costs. We have identified greater than 450 gross (215 net) locations for potential future Eagle Ford drilling in our Palmetto area.

Tuscaloosa Marine Shale

As of September 30, 2018, we owned approximately 34,000 net acres in the TMS. The TMS development is currently challenged due to well costs and commodity prices. We believe that the TMS play has significant development potential as changes in technology, commodity prices and service prices occur.

Recent Developments

SR Credit Agreement Amendment

On August 7, 2018, the SR Credit Agreement was renegotiated to amend the facility maturity date to October 31, 2018.  As of November 1, 2018, the approximate $24.0 million in borrowings are past due based on the amended maturity date of October 31, 2018. Management remains in discussions to renegotiate this facility and currently anticipates entering into an amended and restated credit agreement in the fourth quarter 2018. See Note 7, “Debt.”

Management Changes and Board Additions

On October 26, 2018, Howard J. Thill resigned as Executive Vice President and Chief Financial Officer of the Company to pursue other opportunities, and Cameron W. George was appointed as Interim Chief Financial Officer.  Mr. Thill’s departure was not related to any disagreements regarding financial disclosures, accounting matters or other business issues.  In addition, the Company appointed Antonio R. Sanchez, III, its current director and Chief Executive Officer, to also serve as President and appointed two new independent members to the Board, Eugene I. Davis and Adam C. Zylman, also effective October 26, 2018.

Outlook

We and other companies in our industry face significant risks related to business operations, the prices we receive for our production, competition for employees and capital, and other factors which could materially impact our results of operations and financial condition. During recent months, our oil and natural gas production has fallen short of expectations due to a number of contributing factors, including the impacts of certain activities designed and implemented to evaluate various reservoir stimulation and hydrocarbon flowback strategies and appraisal initiatives to assess the productivity of certain horizons in the Eagle Ford Shale, in consultation with certain of our working interest partners, and extreme weather events in South Texas which led to extended production shut-ins and delays in bringing new production online. We have taken responsive actions to address these operational challenges and anticipate a return to more predictable production levels. Additionally, in response to a prolonged period of commodity price volatility and to meet certain minimum hedging requirements in our debt agreements, we took advantage of market opportunities in recent years to hedge a significant percentage of our oil and natural gas production for 2018 at prices of approximately $52 per Bbl for oil and $3 per MMBtu for natural gas. However, oil prices have recovered to substantially higher levels during 2018 and our hedge position has limited the positive impact we have received from the more favorable current market prices. We are hedged to a lower extent in 2019 and beyond, which should result in greater participation in commodity upside if this oil price recovery continues. We believe that a recovery in our operational performance, as well as continued stronger commodity prices, could improve our overall financial position.

Although commodity and capital markets have shown signs of improvement, we continue to manage our business for the potential of ongoing commodity price volatility. This volatility has significantly influenced our industry and operating environment in the past, and we believe it may again in the future. We face continuing uncertainty with respect to the demand for our products, commodity prices, service availability and costs, and our ability to fund capital projects. As a result, we continue to evaluate the possibility of certain asset divestitures to improve liquidity and actively manage our portfolio.

We currently expect that the Company’s cash flows and cash on hand will be sufficient to fund our anticipated 2018 operating needs, debt service obligations, capital expenditures, and commitments and contingencies. We continuously evaluate our current and projected capital spending, operating activities and funding requirements, with consideration of realized commodity prices and the results of our operations, and may make further adjustments to our capital expenditures and related financing plans as warranted. We continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

Our 2018 capital budget is largely focused on the development of our approximately  275,000 net acres in the Eagle Ford Shale. We anticipate investing approximately $600 million during 2018, with over 94% planned for drilling and completion of wells in the Eagle Ford Shale and the remainder invested in facilities and leasing activities.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Production and Revenues from Production

The following table summarizes net production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2018 vs 2017
	2018	2017	$	%
Net Production:
Oil (MBbl)	2,300	2,033	267	13%
Natural gas liquids (MBbl)	2,473	2,289	184	8%
Natural gas (MMcf)	13,174	14,795	(1,621)	(11)%
Total oil equivalent (MBoe)	6,969	6,788	181	3%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$70.11	$45.02	$25.09	56%
Natural gas liquids ($ per Bbl)	28.30	21.38	6.92	32%
Natural gas ($ per Mcf)	3.00	3.00	—	—%
Oil equivalent ($ per Boe)	$38.84	$27.22	$11.62	43%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$55.19	$49.18	$6.01	12%
Natural gas liquids ($ per Bbl)	28.30	21.38	6.92	32%
Natural gas ($ per Mcf)	3.19	3.14	0.05	2%
Oil equivalent ($ per Boe)	$34.29	$28.77	$5.52	19%
Revenues from Production(1)(3):
Oil sales	$161,243	$91,541	$69,702	76%
Natural gas liquids sales	69,995	48,949	21,046	43%
Natural gas sales	39,460	44,316	(4,856)	(11)%
Total revenues from production	$270,698	$184,806	$85,892	46%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

(3)	Excludes revenues related to sales and marketing activities.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Three Months Ended
	September 30,
	2018	2017
Net Production:
Oil (MBbl)
Comanche	1,011	912
Catarina	891	741
Maverick	347	307
Cotulla	—	6
Palmetto	25	59
Marquis	—	2
TMS / Other	26	6
Total	2,300	2,033
Natural gas liquids (MBbl)
Comanche	932	981
Catarina	1,531	1,271
Maverick	3	21
Cotulla	—	—
Palmetto	7	16
Marquis	—	—
TMS / Other	—	—
Total	2,473	2,289
Natural gas (MMcf)
Comanche	4,895	5,470
Catarina	8,235	9,128
Maverick	10	113
Cotulla	—	—
Palmetto	34	87
Marquis	—	(3)
TMS / Other	—	—
Total	13,174	14,795
Net production volumes:
Total oil equivalent (MBoe)	6,969	6,788
Average daily production (Boe/d)	75,750	73,783
Average Sales Price (1):
Oil ($ per Bbl)	$70.11	$45.02
Natural gas liquids ($ per Bbl)	$28.30	$21.38
Natural gas ($ per Mcf)	$3.00	$3.00
Oil equivalent ($ per Boe)	$38.84	$27.22
Average unit costs per Boe:
Oil and natural gas production expenses	$10.85	$10.29
Production and ad valorem taxes	$2.18	$1.67
General and administrative expenses	$3.06	$2.16
Depreciation, depletion, amortization and accretion	$9.75	$6.99
Impairment of oil and natural gas properties	$0.45	$0.11

(1)	Excludes the impact of derivative instrument settlements.

Net Production.  Production increased from 6,788 MBoe for the three months ended September 30, 2017 to 6,969 MBoe for the three months ended September 30, 2018 due to an increase in Catarina wells coming online compared to the comparable period of 2017. The number of gross wells producing at the period end and net production for the periods were as follows:

	Three Months Ended September 30,
	2018		2017
	# Wells	MBoe	# Wells	MBoe
Comanche	1,701	2,758	1,518	2,805
Catarina	441	3,795	381	3,533
Maverick	66	352	50	347
Cotulla	—	—	—	6
Palmetto	86	38	84	89
Marquis	—	—	—	2
TMS / Other	47	26	14	6
Total	2,341	6,969	2,047	6,788

For the three months ended September 30, 2018, 33% of our production was oil, 35% was NGLs and 32% was natural gas compared to the three months ended September 30, 2017 production that was 30% oil, 34% NGLs and 36% natural gas. The production mix has become more oil-weighted in the current period primarily from additional Maverick wells coming online and new wells at Catarina in areas with a higher oil concentration compared to the comparable period of 2017.

Revenues from Production. Sales revenue for oil, NGLs and natural gas from production totaled $270.7 million and $184.8 million for the three months ended September 30, 2018 and 2017, respectively. Sales revenue for oil and NGLs for the three months ended September 30, 2018 increased $69.7 million and $21.1 million, respectively, and sales revenue for natural gas decreased $4.9 million, respectively, as compared to the three months ended September 30, 2017. The increase in sales revenue for oil and NGLs is primarily attributable to increased commodity prices and increased production due to an increase in Catarina wells coming online compared to the comparable period of 2017.  The decrease in sales revenue for natural gas is primarily attributable to a decrease in natural gas production.

Sales and Marketing Revenues.  During 2018, we entered into commodity purchase transactions with certain third parties and then subsequently sold the purchased commodity as separate revenue streams. We believe an opportunity exists, from time to time, to participate in additional economic benefits and operational efficiencies in support of our upstream activities by purchasing and reselling production from others, to a limited extent, in order to utilize existing firm transportation arrangements. The Company recorded sales and marketing revenues of $7.0 million during the three months ended September 30, 2018 associated with these transactions.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the quarter ended September 30, 2017 to the quarter ended September 30, 2018 (in thousands, except average sales price).

	Three Months Ended September 30,			Three Months Ended
	2018	2017	Production	September 30, 2017	Revenue
	Production	Production	Volume	Average Sales	Increase/(Decrease)
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	2,300	2,033	267	$45.02	$12,022
Natural gas liquids (MBbl)	2,473	2,289	184	$21.38	$3,935
Natural gas (MMcf)	13,174	14,795	(1,621)	$3.00	$(4,856)
Total oil equivalent (MBoe)	6,969	6,788	181	$27.22	$11,101

	Three Months Ended September 30,			Three Months Ended
	2018	2017		September 30, 2018	Revenue
	Average Sales	Average Sales	Average Sales	Production	Increase/(Decrease)
	Price	Price	Price Difference	Volume	due to Price
Oil (MBbl)	$70.11	$45.02	$25.09	2,300	$57,680
Natural gas liquids (MBbl)	$28.30	$21.38	$6.92	2,473	$17,111
Natural gas (MMcf)	$3.00	$3.00	$—	13,174	$(0)
Total oil equivalent (MBoe)	$38.84	$27.22	$11.62	6,969	$74,791

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the three months ended September 30, 2018 by approximately $27.0 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the three months ended September 30, 2018 by approximately $27.0 million.

Operating Costs and Expenses

The table below presents details of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	September 30,		2018 vs 2017
	2018	2017	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$75,594	$69,829	$5,765	8%
Exploration expenses	2,698	957	1,741	182%
Sales and marketing expenses	7,239	—	7,239	100%
Production and ad valorem taxes	15,221	11,346	3,875	34%
Depreciation, depletion, amortization and accretion	67,944	47,431	20,513	43%
Impairment of oil and natural gas properties	3,117	740	2,377	*
General and administrative expenses(1)	21,312	14,665	6,647	45%
Total operating costs and expenses	193,125	144,968	48,157	33%

Interest income	1,130	163	967	*
Other income (expense)	(7,677)	1,537	(9,214)	*
Gain on sale of oil and natural gas properties	—	71,589	(71,589)	(100%)
Interest expense	(44,154)	(35,686)	(8,468)	24%
Earnings from equity investments	—	102	(102)	(100%)
Net losses on commodity derivatives	(28,286)	(41,719)	13,433	(32%)
Income tax benefit	—	—	—	0%

*Variances deemed to be not meaningful

(1)

Includes non-cash stock-based compensation benefit of  $1.4 million and expense of $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and includes acquisition and divestiture costs $1.8 million for the three months ended September 30, 2017.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties.  Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and well workover expenses related to our oil and natural gas properties.  Our oil and natural gas production expenses increased 8% to approximately $75.6 million for the three months ended September 30, 2018 as compared to $69.8 million for the same period in 2017.  The increase is attributable to the increase in operating and transportation costs incurred in the operation of our larger asset base and a  higher number of producing wells brought online. Additionally, we experienced higher than planned workover activity, which we anticipate to start decreasing in the fourth quarter 2018. These increases were partially offset by a decrease in marketing expenses. Our average production expenses increased from $10.29 per Boe during the three months ended September 30, 2017 to $10.85 per Boe for the three months ended September 30, 2018. This increase was due primarily to the increase in production expenses previously described as well as an increase in service costs from rising commodity prices.

Exploration Expenses.  The Company records exploration expenditures as charges against earnings for items such as exploratory dry holes, exploratory geological and geophysical costs and delay rentals.  Exploration expenses increased from approximately $1.0 million during the three months ended September 30, 2017 to approximately $2.7 million during the three months ended September 30, 2018. The increase in our exploration expenses was primarily due to additional exploratory geological and geophysical seismic costs.

Sales and Marketing Expenses.    During 2018, we entered into commodity purchase transactions with certain third parties and then subsequently sold the purchased commodity as separate revenue streams. We believe an opportunity exists, from time to time, to participate in additional economic benefits and operational efficiencies in support of our upstream activities by purchasing and reselling production from others, to a limited extent, in order to utilize existing firm transportation arrangements. The Company incurred expenses to purchase and transport the commodity of approximately $7.2 million for the three months ended September 30, 2018.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at a fixed rate established by state taxing authorities. Ad valorem taxes are paid based upon a percentage, established by state or local taxing authorities, of the fair market value of real and/or business assets. The fair market value of producing properties in Texas is determined using an estimated discounted cash flow approach. Our production and ad valorem taxes totaled $15.2 million and $11.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes in the third quarter 2018 compared to the same period in 2017 was primarily due to the increase in production taxes based on the corresponding increase in revenue during the period and an increase in ad valorem taxes related to an increase in wells and an increase in property value as a result of rising commodity prices. Our average production and ad valorem taxes increased from $1.67 per Boe during the three months ended September 30, 2017 to $2.18 per Boe for the three months ended September 30, 2018.

Depreciation, Depletion, Amortization and Accretion.  Our DD&A expense increased $20.5 million from $47.4 million ($6.99 per Boe) for the three months ended September 30, 2017 to $67.9 million ($9.75 per Boe) for the three months ended September 30, 2018. Approximately $1.2 million of the increase in expense resulted from higher production due to additional wells coming online and $19.3 million of the increase in expense is attributed to a higher depletion rate.

Impairment of Oil and Natural Gas Properties.  We did not record a proved property impairment during the three months ended September 30, 2018 and 2017. We recorded impairment of $3.1 million and $0.7 million to our unproved oil and natural gas properties for the three months and ended September 30, 2018 and 2017, respectively, due to acreage expiration from changes in our development plan. Changes in production rates, levels of reserves, future development costs and other factors will impact our actual impairment analyses in future periods.

General and Administrative Expenses.  Our G&A expenses totaled $21.3 million for the three months ended September 30, 2018 compared to $14.7 million for the same period in 2017. The increase is primarily due to an increase in consulting fees and salary and wage expenses driven by increased employee headcount and activities associated with managing a growing public company.  These increases were offset by a decrease in stock based compensation expense. Our G&A expenses per Boe increased from $2.16 per Boe for the three months ended September 30, 2017 to $3.06 per Boe for three months ended September 30, 2018.

For the three months ended September 30, 2018 and 2017, we recorded non-cash stock‑based compensation benefit (settled in common shares) of approximately $1.4 million (($0.20) per Boe) and expense of $0.9 million ($0.13 per Boe), respectively. The decrease in the non-cash stock-based compensation expense amount was attributable to lower share prices for the period ended September 30, 2018 as compared to 2017. The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards. Additionally, we recorded costs associated with the Comanche Acquisition that are included in G&A of $1.8 million ($0.26 per Boe) for the three months ended September 30, 2017.

Other Income (Expense).  For the three months ended September 30, 2018, other expense totaled $7.7 million compared to other income of $1.5 million for the three months ended September 30, 2017. The other expense during the three months ended September 30, 2018 relates primarily to a $10.7 million loss associated with the decrease in fair value of the investment in SNMP as compared to a loss of $1.6 million during the three months ended September 30, 2017 as well as a loss of $1.1 million on embedded derivatives as compared to a gain of $1.8 million during the comparable period in 2017.  In addition, the Company recorded a loss associated with a decrease in the fair value of the investment in Lonestar of $1.0 million during the three months ended September 30, 2018 as compared to a loss of $1.2 million during the comparable period in 2017.

Interest Expense.  For the three months ended September 30, 2018, interest expense totaled $44.2 million and included $2.9 million in amortization of debt issuance costs. For the three months ended September 30, 2017, interest expense totaled $35.7 million and included $3.3 million in amortization of debt issuance costs. The increase in interest expense for the three months ended September 30, 2018 relates primarily to the 7.25% Senior Secured Notes issued in February 2018.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense.  During the three months ended September 30, 2018, we recognized a net loss of $28.3 million on our commodity derivative contracts, which included mark-to-market gains on our oil derivatives of $6.0 million and mark-to-market losses on our gas derivatives of  $2.5 million. These gains and losses were primarily the result of decreases and increases, respectively, in commodity prices from the previous reporting period until the end of the current reporting period.  In addition, during the three months ended September 30, 2018, there were settlement losses on oil derivatives of $34.3 million offset by settlement gains of $2.5 million on natural gas derivatives. The settlement gains and losses were primarily a result of the decreases and increases, respectively, in commodity prices from the time the trades were entered into until the time of cash settlement for trades that liquidated by their terms during the current period.

During the three months ended September 30, 2017, we recognized a total loss of $41.7 million on our commodity derivative contracts primarily related mark-to-market losses on oil and natural gas derivatives of $47.8 million and $4.5 million, respectively.  These losses were primarily the result of increases in commodity prices from the time the trades were entered until the end of the period.  In addition, there were settlement gains on oil and natural gas derivatives of $8.5 million and $2.1 million, respectively. Settlement gains and losses are the result of the decrease or increase, respectively, in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period

Income Tax Benefit.  For the three months ended September 30, 2018, the Company did not record an income tax benefit. Our effective tax rate for the three months ended September 30, 2018 was approximately 0.0% compared to a statutory rate of 21%.  The difference between the statutory rate and the Company’s effective tax rate is primarily related to a valuation allowance recorded during the period due to the Company’s uncertainty that it is more likely than not that its deferred tax assets will be realized. For the three months ended September 30, 2017, the Company did not record an income tax benefit.  Our effective tax rate for the three months ended September 30, 2017 was approximately 0.0% compared to the maximum statutory rate of 35%.  The difference between the statutory rate and the Company’s effective tax rate is primarily related to a valuation allowance recorded during the period due to the Company’s uncertainty that it is more likely than not that its deferred tax assets will be realized.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Production and Revenues from Production

The following table summarizes net production, average sales prices and operating revenue for our oil, NGLs and natural gas operations for the periods indicated (in thousands, except average sales price and percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2018 vs 2017
	2018	2017	$	%
Net Production:
Oil (MBbl)	7,198	5,657	1,541	27%
Natural gas liquids (MBbl)	7,363	5,790	1,573	27%
Natural gas (MMcf)	41,373	40,065	1,308	3%
Total oil equivalent (MBoe)	21,457	18,125	3,332	18%
Average Sales Price Excluding Derivatives(1):
Oil ($ per Bbl)	$65.74	$45.24	$20.50	45%
Natural gas liquids ($ per Bbl)	23.88	19.50	4.38	22%
Natural gas ($ per Mcf)	2.96	3.13	(0.17)	(5)%
Oil equivalent ($ per Boe)	$35.95	$27.27	$8.68	32%
Average Sales Price Including Derivatives(2):
Oil ($ per Bbl)	$53.75	$48.14	$5.61	12%
Natural gas liquids ($ per Bbl)	23.88	19.50	4.38	22%
Natural gas ($ per Mcf)	3.16	3.09	0.07	2%
Oil equivalent ($ per Boe)	$32.32	$28.09	$4.23	15%
Revenues from Production(1)(3):
Oil sales	$473,178	$255,913	$217,265	85%
Natural gas liquids sales	175,833	112,922	62,911	56%
Natural gas sales	122,330	125,518	(3,188)	(3)%
Total revenues from production	$771,341	$494,353	$276,988	56%

(1)	Excludes the impact of derivative instrument settlements.

(2)	Includes the impact of derivative instrument settlements.

(3)	Excludes revenues related to sales and marketing activities.

The following table sets forth information regarding combined net production of oil, NGLs and natural gas attributable to our properties for each of the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
Net Production:
Oil (MBbl)
Comanche	3,350	2,055
Catarina	2,491	2,304
Maverick	1,201	833
Cotulla	—	25
Palmetto	82	195
Marquis	—	225
TMS / Other	74	20
Total	7,198	5,657
Natural gas liquids (MBbl)
Comanche	2,993	2,108
Catarina	4,325	3,553
Maverick	20	40
Cotulla	—	1
Palmetto	25	40
Marquis	—	48
TMS / Other	—	—
Total	7,363	5,790
Natural gas (MMcf)
Comanche	16,429	12,355
Catarina	24,716	27,061
Maverick	94	220
Cotulla	—	(9)
Palmetto	134	232
Marquis	—	208
TMS / Other	—	(2)
Total	41,373	40,065
Net production volumes:
Total oil equivalent (MBoe)	21,457	18,125
Average daily production (Boe/d)	78,597	66,392
Average Sales Price (1):
Oil ($ per Bbl)	$65.74	$45.24
Natural gas liquids ($ per Bbl)	$23.88	$19.50
Natural gas ($ per Mcf)	$2.96	$3.13
Oil equivalent ($ per Boe)	$35.95	$27.27
Average unit costs per Boe:
Oil and natural gas production expenses	$10.49	$9.40
Production and ad valorem taxes	$2.00	$1.47
General and administrative expenses	$3.41	$6.17
Depreciation, depletion, amortization and accretion	$8.83	$6.33
Impairment of oil and natural gas properties	$0.20	$0.14

(1)	Excludes the impact of derivative instrument settlements.

Net Production.  Production increased from 18,125 MBoe for the nine months ended September 30, 2017 to 21,457 MBoe for the nine months ended September 30, 2018 primarily due to the addition of the Comanche Assets. The number of gross wells producing at the period end and net production for the periods were as follows:

	Nine Months Ended September 30,
	2018		2017
	# Wells	MBoe	# Wells	MBoe
Comanche	1,701	9,082	1,518	6,222
Catarina	441	10,935	381	10,367
Maverick	66	1,237	50	910
Cotulla	—	—	—	25
Palmetto	86	129	84	274
Marquis	—	—	—	308
TMS / Other	47	74	14	19
Total	2,341	21,457	2,047	18,125

For the nine months ended September 30, 2018, 34% of our production was oil, 34% was NGLs and 32% was natural gas compared to the nine months ended September 30, 2017 production that was 31% oil, 32% NGLs and 37% natural gas.  The production mix has become more oil-weighted in the current period primarily from additional Maverick wells coming online and new wells at Catarina in areas with a higher oil concentration compared to the comparable period of 2017.

Revenues from Production. Sales revenue for oil, NGLs and natural gas from production totaled $771.3 million and $494.3 million for the nine months ended September 30, 2018 and 2017, respectively. Sales revenue for oil and NGLs increased $217.3 million and $62.9 million, respectively, and sales revenue for natural gas decreased $3.2 million as compared to the nine months ended September 30, 2017. The increase in sales revenue for oil and NGLs is primarily attributable to increased production related to the Comanche Acquisition, completed in March 2017, in addition to increased oil and NGL realized prices. These increases were offset by a decrease in natural gas revenue primarily attributable to decreased realized gas prices.

Sales and Marketing Revenues. During 2018, we entered into commodity purchase transactions with certain third parties and then subsequently sold the purchased commodity as separate revenue streams. We believe an opportunity exists, from time to time, to participate in additional economic benefits and operational efficiencies in support of our upstream activities by purchasing and reselling production from others, to a limited extent, in order to utilize existing firm transportation arrangements. The Company recorded sales and marketing revenues of $16.9 million during the nine months ended September 30, 2018 associated with these transactions.

The tables below provide an analysis of the impacts of changes in production volumes and average realized prices between the periods on our revenues from the nine months ended September 30, 2017 to the nine month ended September 30, 2018 (in thousands, except average sales price).

	Nine Months Ended September 30,			Nine Months Ended
	2018	2017	Production	September 30, 2017	Revenue
	Production	Production	Volume	Average Sales	Increase
	Volume	Volume	Difference	Price	due to Production
Oil (MBbl)	7,198	5,657	1,541	$45.24	$69,712
NGLs (MBbl)	7,363	5,790	1,573	$19.50	$30,678
Natural gas (MMcf)	41,373	40,065	1,308	$3.13	$4,098
Total oil equivalent (MBoe)	21,457	18,125	3,332	$27.27	$104,488

	Nine Months Ended September 30,			Nine Months Ended
	2018	2017	Average	September 30, 2018	Revenue
	Average Sales	Average Sales	Sales Price	Production	Increase
	Price	Price	Difference	Volume	due to Price
Oil (MBbl)	$65.74	$45.24	$20.50	7,198	$147,553
NGLs (MBbl)	$23.88	$19.50	$4.38	7,363	$32,233
Natural gas (MMcf)	$2.96	$3.13	$(0.17)	41,373	$(7,286)
Total oil equivalent (MBoe)	$35.95	$27.27	$8.68	21,457	$172,500

Additionally, a 10% increase in our average realized sales prices, excluding the impact of derivatives, would have increased our revenues for the nine months ended $77.2 million, and a 10% decrease in our average realized sales prices, excluding the impact of derivatives, would have decreased our revenues for the nine months ended September 30, 2018 by approximately $77.2 million.

Operating Costs and Expenses

The table below presents details of operating costs and expenses for the periods indicated (in thousands, except percentages):

	Nine Months Ended		Increase (Decrease)
	September 30,		2018 vs 2017
	2018	2017	$	%
OPERATING COSTS AND EXPENSES:
Oil and natural gas production expenses	$225,186	$170,448	$54,738	32%
Exploration expenses	3,247	5,755	(2,508)	(44%)
Sales and marketing expenses	16,498	—	16,498	100%
Production and ad valorem taxes	42,898	26,669	16,229	61%
Depreciation, depletion, amortization and accretion	189,515	114,706	74,809	65%
Impairment of oil and natural gas properties	4,259	2,556	1,703	67%
General and administrative expenses(1)	73,199	111,843	(38,644)	(35%)
Total operating costs and expenses	554,802	431,977	122,825	28%

Interest income	3,400	670	2,730	*
Other income	2,467	5,455	(2,988)	(55%)
Gain on sale of oil and natural gas properties	1,528	81,955	(80,427)	(98%)
Interest expense	(132,664)	(104,672)	(27,992)	27%
Earnings from equity investments	—	779	(779)	(100%)
Net gains (losses) on commodity derivatives	(142,384)	56,777	(199,161)	*
Income tax benefit	—	1,208	(1,208)	(100%)

*Variances deemed to be not meaningful

(1)

Includes non-cash stock-based compensation expense of $2.9 million and $17.3 million for the nine months ended September 30, 2018 and 2017, respectively, and includes acquisition and divestiture costs of $0.7 million and $28.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Oil and Natural Gas Production Expenses.  Oil and natural gas production expenses are the costs incurred to produce our oil and natural gas, as well as the daily costs incurred to maintain our producing properties.  Such costs also include field personnel costs, utilities, chemical additives, salt water disposal, maintenance, repairs and occasional well workover expenses related to our oil and natural gas properties. Our oil and natural gas production expenses increased 32% to approximately $225.2 million for the nine months ended September 30, 2018 as compared to $170.4 million for the same period in 2017. The increase is attributable to the increase in operating and transportation costs incurred in the operation of our larger asset base and  a higher number of producing wells brought online, and acquired as part of the Comanche Acquisition in March 2017. Additionally, we experienced higher than planned workover activity, which we anticipate to start decreasing in the fourth quarter 2018. Our average production expenses increased from $9.40 per Boe during the nine months ended September 30, 2017 to $10.49 per Boe for the nine months ended September 30, 2018. This increase was due primarily to the increase in production expenses previously described as well as an increase in service costs from rising commodity prices.

Exploration Expenses.  The Company records exploration expenditures as charges against earnings for charges such as exploratory dry holes, exploratory geological and geophysical costs and delay rentals. Exploration expenses decreased from approximately $5.8 million during the nine months ended September 30, 2017 to approximately $3.2 million during the nine months ended September 30, 2018. The decrease in our exploration expenses was primarily due to fewer exploratory geological and geophysical costs.

Sales and Marketing Expenses.    During 2018, we entered into commodity purchase transactions with certain third parties and then subsequently sold the purchased commodity as separate revenue streams. We believe an opportunity exists, from time to time, to participate in additional economic benefits and operational efficiencies in support of our upstream activities by purchasing and reselling production from others, to a limited extent, in order to utilize existing firm transportation arrangements. The Company incurred expenses to purchase and transport the commodity $16.5 million for the nine months ended September 30, 2018.

Production and Ad Valorem Taxes.  Production taxes are paid on produced oil and natural gas based upon a percentage of gross revenues or at a fixed rate established by state taxing authorities. Ad valorem taxes are paid based on a percentage, established by state or local taxing authorities, of the fair market value of real and/or business assets. The fair market value of producing properties in Texas is determined using an estimated discounted cash flow approach. Our production and ad valorem taxes totaled $42.9 million and $26.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes in the first nine months of 2018 compared to the same period in 2017 was primarily due to the corresponding increase in production during the period, and an increase in ad valorem taxes related to an increase in our asset base as a result of the Comanche Acquisition completed in March 2017. Our average production and ad valorem taxes increased from $1.47 per Boe during the nine months ended September 30, 2017 to $2.00 per Boe for the nine months ended September 30, 2018 primarily due to the increased revenue and asset base as previously described.

Depreciation, Depletion, Amortization and Accretion.  Our DD&A expense increased $74.8 million from $114.7 million ($6.33 per Boe) for the nine months ended September 30, 2017 to $189.5 million ($8.83 per Boe) for the nine months ended September 30, 2018. Approximately $21.1 million of the increase in expense resulted from higher production as a result of the Comanche Acquisition and $53.7 million of the increase in expense is attributed to a higher depletion rate.

Impairment of Oil and Natural Gas Properties.  We did not record a proved property impairment for the nine months ended September 30, 2018 and 2017. We recorded impairment of $4.3 million and $2.6 million to our unproved oil and natural gas properties for the nine months ended September 30, 2018 and 2017, respectively, due to acreage expiration for changes in development plan. Changes in production rates, levels of reserves, future development costs and other factors will impact our actual impairment analyses in future periods.

General and Administrative Expenses. Our G&A expenses totaled $73.2 million ($3.41 per Boe)  for the nine months ended September 30, 2018 compared to $111.8 million ($6.17 per Boe) for the same period in 2017.  This decrease was due primarily to a decrease in stock-based compensation and additional recovery of drilling overhead costs during the period. Offsetting these decreases were additional consulting and professional fees driven by increased employee headcount and activities associated with the Comanche Acquisition and managing a growing public company.

For the nine months ended September 30, 2018 and 2017, we recorded a  non‑cash stock‑based compensation expense (settled in common shares) of approximately $2.9 million ($0.13 per Boe) and $17.3 million ($0.96 per Boe), respectively. The decrease in the non-cash stock-based compensation expense amount was caused by a decrease in the Company’s stock price. The Company records stock‑based compensation expense for awards granted to non‑employees at fair value and the unvested awards are revalued each period, impacting the amortization over the remaining life of the awards.

We recorded costs associated with insignificant acquisition and divestiture activities of $0.7 million ($0.03 per Boe) for the nine months ended September 30, 2018. We recorded costs associated with the Comanche Acquisition that are included in G&A of $28.7 million ($1.58 per Boe) for the nine months ended September 30, 2017.

Other Income.  For the nine months ended September 30, 2018, other income totaled $2.5 million compared to $5.5 million for the nine months ended September 30, 2017. The other income during the nine months ended September 30, 2018 relates primarily to a loss of $9.1 million and a gain of  $5.7 million associated with the increase in fair values of the investments in SNMP and Lonestar, respectively, as compared to losses of $1.3 million and $0.7 million, respectively, for the comparable period of 2017. Additionally, we incurred a loss of $7.1 million on our embedded derivatives for the nine months ended September 30, 2018 as compared to a gain of $2.1 million during the comparable period of 2017, and we received $7.3 million from income on Company owned equipment as compared to income of $2.3 million during the nine months ended September 30, 2017.

Interest Expense.  For the nine months ended September 30, 2018, interest expense totaled $132.7 million and included $12.7 million in amortization of debt issuance costs. For the nine months ended September 30, 2017, interest expense totaled $104.7 million and included $9.5 million in amortization of debt issuance costs. The increase in interest expense is primarily attributable to additional interest and debt issuance cost amortization related to the 7.25% Senior Secured Notes issued in February 2018 as well as interest on outstanding borrowings associated with the SN UnSub Credit Agreement.

Commodity Derivative Transactions.  We apply mark‑to‑market accounting to our derivative contracts; therefore, the full volatility of the non‑cash change in fair value of our outstanding contracts is reflected in other income and expense. During the nine months ended September 30, 2018, we recognized a net loss of $142.4  million on our commodity derivative contracts, which included mark-to-market losses on oil and natural gas derivatives of $50.0 million and $14.5 million, respectively. These losses were primarily the result of increases in commodity prices from the previous reporting period until the end of the current reporting period. In addition, during the nine months ended September 30, 2018 there were settlement losses on oil commodity derivatives of $86.3 million offset by settlement gains of $8.5 million on natural gas derivatives. The settlement gains and losses were primarily a result of the decreases and increases in commodity prices, respectively, from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period.

During the nine months ended September 30, 2017, we recognized a net gain of $56.7 million on our commodity derivative contracts, which included to mark-to-market gains on oil and gas derivatives of $15.3 million and $26.6 million, respectively, associated with the decrease in oil and natural gas prices during the first three quarters of 2017.  In addition, the Company had settlement gains on oil commodity derivatives of $16.4 million offset by settlement losses of $1.6 million on natural gas derivatives. These gains were primarily the result of decreases in commodity prices from the time the trades were entered until the time of cash settlement for trades that liquidated by their terms during the current period

Income Tax Benefit.  For the nine months ended September 30, 2018, the Company did not record an income tax benefit. Our effective tax rate for the nine months ended September 30, 2018 was approximately 0.0% compared to the statutory rate of 21%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to a valuation allowance recorded during the period due to the Company’s uncertainty that it is more likely than not that its deferred tax assets will be realized. For the nine months ended September 30, 2017, the Company recorded income tax benefit of approximately $1.2 million. During the nine months ended September 30, 2017, the Company issued warrants to purchase common stock that had a day one difference in estimated fair value for book and tax accounting purposes, which caused an income tax benefit during the period. Our effective tax rate for the nine months ended September 30, 2017 was (1.2%) compared to the statutory rate of 35%. The difference between the statutory rate and the Company’s effective tax rate is primarily related to the recording of certain deferred tax liabilities associated with the Comanche Acquisition that were recorded directly to equity, whereas the correlating movement in the valuation allowance was required to run through income tax expense.

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

As of September 30, 2018, our critical accounting policies were consistent with those discussed in our 2017 Annual Report.

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

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $368.7 million in cash and cash equivalents, $25.0 million in available borrowing capacity under the Credit Agreement, and $212.5 million in available borrowing capacity under the SN UnSub Credit Agreement, resulting in aggregate liquidity of approximately $606.2 million. For a description of current and previous credit agreements along with the indentures covering our Senior Notes refer to Note 7, “Debt” of Part I, Item 1. Financial Statements. Other potential sources of capital and liquidity also include, among other things, our securities that can be issued pursuant to our shelf registration statement filed with the SEC, including pursuant to our $75 million at-the-market equity distribution program we entered into on May 25, 2017.

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

We currently expect that the Company’s cash flows and cash on hand will be sufficient to fund our anticipated 2018 operating needs, debt service obligations, capital expenditures, and commitments and contingencies. We continuously evaluate our current and projected capital spending, operating activities and funding requirements, with consideration of realized commodity prices and the results of our operations, and may make further adjustments to our capital expenditures and related financing plans as warranted. We continuously review acquisition and divestiture opportunities involving third parties, SNMP and/or other members of the Sanchez Group.

Our 2018 capital budget is largely focused on the development of our approximately 275,000 net acres in the Eagle Ford Shale. We anticipate investing approximately $600 million during 2018, with over 94%  planned for drilling and completion of wells in the Eagle Ford Shale and the remainder invested in facilities and leasing activities.

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

Cash Flows

Our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands) are as follows:

	Nine Months Ended
	September 30,
	2018	2017
Cash Flow Data:
Net cash provided by operating activities	$249,526	$166,965
Net cash used in investing activities	$(453,822)	$(1,227,611)
Net cash provided by financing activities	$388,534	$732,957

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $249.5 million for the nine months ended September 30, 2018 compared to cash provided by operating activities of $167.0 million for the same period in 2017. This increase was related to higher revenues due to the impact of higher average commodity prices for oil and NGLs between these periods and increased production related to the SN Comanche Assets acquired in March 2017. The increase was partially offset by a decrease in average realized prices for natural gas and cash outflows for settlements on commodity derivatives for the nine months ended September 30, 2018 compared to cash inflows for settlements on commodity derivatives for the nine months ended September 30, 2017.

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

Net Cash Used in Investing Activities.  Net cash flows used in investing activities totaled $453.8 million for the nine months ended September 30, 2018 compared to $1,227.6  million for the same period in 2017. Capital expenditures for leasehold and drilling activities for the nine months ended September 30, 2018 totaled $452.3 million, primarily associated with bringing 172 gross wells on-line. In addition, we received $2.8 million related to the post-closing adjustments for the Comanche Acquisition during the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, we purchased the SN Comanche Assets for approximately $1,039.1 million. We incurred capital expenditures for leasehold and drilling activities of $347.5 million, primarily associated with bringing 83 gross wells on-line, including 85 drilled-but-uncompleted wells acquired in the Comanche Acquisition. We received a total of $14.3 million for the additional closings of the Cotulla Disposition that occurred in January and April 2017 as well as adjustments on the final settlement statement in September 2017. We received $44.0 million at the closing of the Marquis Disposition,  $12.5 million for the SOII Disposition and an additional $104.5 million from the Javelina Disposition. In addition, we invested $16.3 million in other property and equipment during the nine months ended September 30, 2017.

Net Cash Provided by Financing Activities.  Net cash flows provided by financing activities totaled $388.5 million for the nine months ended September 30, 2018 compared to $733.0 million for the same period in 2017. During the nine months ended September 30, 2018, we issued $500 million in 7.25% Senior Secured Notes (net of discounts of $5.1 million) and had incremental borrowings of $45 million. Additionally, we made repayments on the prior credit facility of $95 million and payments on the SN UnSub credit facility of $8.0 million. We also made payments of $22.4 million for distributions to holders of the SN UnSub Preferred Units and paid dividends on our Series A and B Preferred Stock of $12.0 million.

During the nine months ended September 30, 2017, we entered into the SN UnSub Credit Agreement in conjunction with the Comanche Acquisition, we had borrowings under the UnSub Credit Agreement of $175.5 million and issued the SN UnSub Preferred Units for $500 million.  Further, we issued common stock for $135.9 million (net of underwriting discounts of $7.8 million). We made payments of $46.1 million for deferred financing costs associated with the SN UnSub Credit Agreement and issuance costs for the SN UnSub Preferred Units, collectively. In addition, we made payments of $0.8 million of employee taxes via withholding shares associated with stock-based compensation and $35.7 million for tax distributions to holders of the SN UnSub Preferred Units.

Off‑Balance Sheet Arrangements

As of September 30, 2018, we did not have any off‑balance sheet arrangements.

Commitments and Contractual Obligations

Refer to Note 17, “Commitments and Contingencies” of Part 1, Item 1. Financial Statements for a description of lawsuits pending against the Company.

There have been no material changes in our contractual obligations during the nine months ended September 30, 2018, other than those disclosed in Note 17, “Commitments and Contingencies” of Part 1, Item 1. Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including the effects of adverse changes in commodity prices and interest rates as described below.

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

To reduce the impact on the Company’s business and results of operations from fluctuations in the prices we receive for oil, natural gas and NGLs, and to protect the economics of property acquisitions at the time of execution, the Company periodically enters into derivative contracts with respect to a portion of its projected oil and natural gas production through various transactions that fix or modify the future prices to be realized. These transactions may include fixed price swaps (whereby, on the settlement date, the Company will receive or pay an amount based on the difference between a pre-determined fixed price and a variable market price for a notional quantity of production), put options (whereby the Company pays a cash premium in order to establish a fixed floor price for a notional quantity of production and, on the settlement date, receives the excess, if any, of the fixed price floor over a variable market price), and costless collars (whereby, on the settlement date, the Company receives the excess, if any, of a variable market price over a fixed floor price, up to a fixed ceiling price for a notional quantity of production). In addition, the Company periodically enters into call swaptions as a way to achieve greater downside price protection than offered under prevailing fixed price swaps by agreeing to expand the notional quantity hedged or extend the notional quantity settlement period under a fixed price swap at the counterparty’s election on a designated date.

These hedging activities, which are governed by the terms of our Credit Agreement, the SN UnSub Credit Agreement and the terms of SN UnSub’s organizational documents are intended to support oil and natural gas prices at targeted levels and manage exposure to oil and natural gas price fluctuations.  It is our policy to enter into derivative contracts only with counterparties that are creditworthy and competitive market participants.  Any derivatives that are with (x) lenders to the SN UnSub Credit Agreement, or (y) counterparties designated as secured under the Credit Agreement are, in each case, collateralized by the assets securing the applicable facility, and, therefore, do not currently require the posting of cash collateral.  Any derivatives that are with (x) non-lender counterparties, as designated under the SN UnSub Credit Agreement, or (y) counterparties that are not designated as secured under the Credit Agreement are, in each case, unsecured and do not require the posting of cash or other collateral. It is never the Company’s intention to enter into derivative contracts for speculative trading purposes.  Please refer to Note 8, “Derivative Instruments” in

Part I, Item 1. Financial Statements for a description of all of our derivatives covering anticipated future production as of September 30, 2018.

The prices at which we enter into commodity derivative contracts covering our production in the future will be dependent upon conditions in the commodity and financial markets at the time we enter into these transactions, which may result in higher or lower hedge prices for oil, natural gas and NGLs under these contracts, if any, as compared to the hedge prices under our current contracts.  Accordingly, our hedging strategy may not protect us from significant or sustained declines in the prices of oil, natural gas and NGLs for future production.  Conversely, our hedging strategy may limit our ability to realize incremental cash flows from commodity price increases during periods for which we have hedged our production. As such, our hedging strategy may not prove effective in adequately protecting us from changes in the prices of oil, natural gas and NGLs that could have a significant adverse effect on our liquidity, business, financial condition and results of operations.

At September 30, 2018, the fair value of our commodity derivative contracts was a net liability of approximately $118.8 million.  A 10% increase in the oil and natural gas index prices above the September 30, 2018 prices would result in a decrease in the fair value of our commodity derivative contracts of $56.6 million; conversely, a 10% decrease in the oil and natural gas index price would result in an increase of $56.5 million.

Interest Rate Risk

At the Company’s election, borrowings under the Credit Agreement or the SN UnSub Credit Agreement may be made on a variable alternate base rate (“ABR”) or a Eurodollar (LIBOR) rate, plus an applicable margin determined based on the utilization of available borrowing capacity, as defined in the applicable credit agreement. As of September 30, 2018, there were no borrowings outstanding under the Credit Agreement and $167.5 million in borrowings outstanding under the SN UnSub Credit Agreement.

Our 7.75% Notes bear a fixed interest rate of 7.75% with an expected maturity date of June 15, 2021, and we had $600 million outstanding as of September 30, 2018.  Our 6.125% Notes bear a fixed interest rate of 6.125% with an expected maturity date of January 15, 2023, and we had $1.15 billion outstanding as of September 30, 2018.  Our 7.25% Senior Secured Notes bear a fixed interest rate of 7.25% with an expected maturity date of February 15, 2023, and we had $500 million outstanding as of September 30, 2018.

Our Non-Recourse Subsidiary Term Loan (as defined in “Note 7. Debt” of Part I, Item 1. Financial Statements) bears a fixed interest rate of 4.59% with an expected maturity date of August 31, 2022, and we had approximately $3.9 million outstanding as of September 30, 2018.

The credit facility which we assumed through a non-recourse subsidiary when we acquired the equity in Sanchez Resources bears a variable interest rate and continues to bear interest on the outstanding and unpaid borrowings. As of September 30, 2018, there was approximately $24.0 million in borrowings with no availability to borrow additional funds under that credit facility.

As of September 30, 2018, we did not have any interest rate derivative contracts in place, although in the future we may enter into interest rate derivative contracts for a portion of our outstanding variable rate indebtedness to mitigate the risk of fluctuating interest rates.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Amendment No. 2 to Rights Agreement, dated as of July 27, 2018, by and between Sanchez Energy Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.3 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A/A filed with the SEC on August 1, 2018 (File No. 001-35372) and incorporated herein by reference).

10.1	(a)*	Professional Services Agreement, effective August 22, 2018 by and between Sanchez Oil & Gas Corporation and Christopher D. Heinson.

31.1	(a)		Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)		Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)		Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)		Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	(a)	—	XBRL Instance Document.

101.SCH	(a)	—	XBRL Taxonomy Extension Schema Document.

101.CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a)	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	(a)	—	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith.

(b)	Furnished herewith.

*     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 1, 2018.

SANCHEZ ENERGY CORPORATION

By:	/s/ Kirsten A. Hink
Kirsten A. Hink
Senior Vice President and Chief Accounting Officer (Duly Authorized Officer)

By:	/s/ Cameron W. George
Cameron W. George
Interim Chief Financial Officer (Principal Financial Officer)