Form 10-K/A
period 2018-12-31
Sanchez Energy Corp
filed 2019-04-29
CIK 1528837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 1-35372

Sanchez Energy Corporation

(Exact name of Registrant as specified in its charter)

Delaware	45-3090102
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Main Street, Suite 3000
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 783-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to purchase Series C Junior Participating Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant as of June 30, 2018: $284,800,499

Number of shares of Registrant’s common stock outstanding as of February 26, 2019: 95,866,121.

Documents Incorporated By Reference:

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 originally filed on March 1, 2019 (the “Original Filing”) by Sanchez Energy Corporation, a Delaware corporation (“Sanchez Energy,” the “Company,” “we,” “our,” “us” or similar terms). We are filing this Amendment to present the information required by Part III of Form 10-K as we do not believe our definitive proxy statement will be filed within 120 days of the end of our fiscal year ended December 31, 2018.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In Sanchez Energy’s filings with the Securities and Exchange Commission (“SEC”), information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the “Compensation Committee Report” contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC. In addition, this Amendment includes several website addresses. Those website addresses are intended to provide inactive, textual references only. The information on those websites is not part of this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the filing of this Amendment with the SEC, the Board of Directors of the Company (the “Board”) and the executive officers of the Company are:

Name	Age	Position
A. R. Sanchez, Jr.	76	Executive Chairman of the Board
Antonio R. Sanchez, III	45	President and Chief Executive Officer and Director
T. Brian Carney(1)(2)(3)	53	Director
M. Gregory Colvin	59	Director
Eugene I. Davis(4)	64	Director
Gilbert A. Garcia(1)(2)(3)	55	Director
Alan G. Jackson(1)	75	Director
Sean M. Maher(1)(2)(3)	45	Director
Robert V. Nelson, III(1)(2)(3)	43	Director
Adam C. Zylman(4)	44	Director
Patricio D. Sanchez	38	Executive Vice President
Cameron W. George	38	Executive Vice President and Chief Financial Officer
Gregory B. Kopel	47	Executive Vice President, General Counsel and Secretary
Kirsten A. Hink	52	Senior Vice President and Chief Accounting Officer

(1)         Member of the Nominating and Corporate Governance Committee.

(2)         Member of the Audit Committee.

(3)         Member of the Compensation Committee.

(4)         Member of the Special Committee (as defined below).

The Board currently consists of ten members. The directors are divided into three classes serving staggered three-year terms. Messrs. Garcia, Maher and Nelson are designated as Class I directors, and their terms of office expire on the date of the Company’s next annual meeting of stockholders.  Messrs. Carney, Colvin and Jackson are designated as Class II directors, and their terms of office expire on the date of the Company’s 2020 annual meeting of stockholders. Messrs. Sanchez, Jr., Sanchez, III, Davis and Zylman are designated as Class III directors, and their terms of office expire on the date of the Company’s 2021 annual meeting of stockholders.

Set forth below is biographical information about each of the Company’s directors and executive officers as of the filing of this Amendment as well as the primary individual experience, qualifications, attributes and skills of each of our directors that led to the Nominating and Corporate Governance Committee’s and Board’s conclusion that such director should serve as a member of the Board.

A. R. Sanchez, Jr. has served as our Executive Chairman of the Board since November 2012. Mr. Sanchez, Jr. is the co-founder, Chief Executive Officer and Chairman of the Board of Directors of Sanchez Oil & Gas Corporation (“SOG”), a privately owned full service oil and natural gas operating company founded in 1972 engaged in the exploration and development of oil and natural gas assets primarily in South Texas, Louisiana and the onshore Gulf Coast areas on behalf of certain of its affiliates. SOG is an affiliate of the Company. Mr. Sanchez, Jr. received his Bachelor of Arts and Doctor of Jurisprudence degrees from St. Mary’s University in San Antonio, Texas. Mr. Sanchez, Jr. currently serves as president and director for the A. R. “Tony” and Maria J. Sanchez Family Foundation. He is also a director and stockholder of International Bancshares Corporation (NASDAQ: IBOC) (“International Bancshares”), a member of the Board of Visitors and Membership/Board Development Task Force at the University of Texas MD Anderson Cancer Center, a member of the Board of Advisors at Rice University’s Baker Institute and a member of the Board of Trustees at Baylor College of Medicine. Because Mr. Sanchez, Jr. has over 46 years of experience in the oil and natural gas industry as well as a comprehensive understanding of oil and natural gas operations, we believe that Mr. Sanchez, Jr. is qualified to serve as a director of the Company. Mr. Sanchez, Jr. is the father of Mr.  Sanchez, III, our President and Chief Executive Officer and member of the Board and Mr. P. Sanchez, our Executive Vice President.

Antonio R. Sanchez, III has served as our President and Chief Executive Officer since October 2018, and prior to that as our Chief Executive Officer since our formation in August 2011 and has been directly involved in the oil and natural gas industry for over 18 years. Mr. Sanchez, III served as our Chairman of the Board from August 2011 to November 2012 and continues to be a member of our Board. Mr. Sanchez, III served as our President from August 2011 until October 2015. Mr. Sanchez, III is also co-president of SOG, which he joined in October 2001. In his capacity as an officer of SOG, Mr. Sanchez, III manages all aspects of its daily operations, including exploration, production, engineering and land management. In addition, Mr. Sanchez, III is a member of the board of directors of Sanchez Midstream Partners GP LLC (“SNMP GP”), the general partner of Sanchez Midstream Partners LP (NYSE: SNMP) (“SNMP”).  From 1999 to 2001, Mr. Sanchez, III worked in a variety of positions, including sales and marketing, product development and investor relations, at Zix Corporation (NASDAQ: ZIXI), a publicly traded encryption technology company listed on the Nasdaq Global Market. Mr. Sanchez, III was a member of the board of directors of Zix Corporation from May 2003 until June 2014.  From 1997 to 1999, Mr. Sanchez, III was an investment banker specializing in mergers and acquisitions with J.P. Morgan Securities Inc.  He earned a Bachelor of Business Administration degree from Georgetown University with a concentration in accounting and finance and a minor in economics and a Master of Business Administration degree from Harvard Business School. Mr. Sanchez, III has significant experience managing oil and natural gas operations and serving as a member of the board of directors of a publicly traded company as well as extensive knowledge of the energy industry. For these reasons, we believe that Mr. Sanchez, III is qualified to serve as a director of the Company. Mr. Sanchez, III is the son of Mr. Sanchez, Jr., our Executive Chairman of the Board, and the brother of Mr. P. Sanchez, our Executive Vice President.

T. Brian Carney has served as our director since May 2015 and is a member of our Nominating and Corporate Governance Committee, our Compensation Committee and our Audit Committee. Mr. Carney is an attorney from Midland, Texas, where he has practiced law at the Law Office of Brian Carney since 1992. His practice focuses on litigation in both state and federal courts. Mr. Carney graduated from the University of Oklahoma with a Bachelor of Business Administration in Finance, and he received his Doctor of Jurisprudence from Oklahoma City University in 1991. We believe that Mr. Carney is well-qualified to serve as a member of our Board due to his legal background and experience.

M. Gregory Colvin has served as our director since March 2012. Since April 2018, Mr. Colvin has also served as a director of Pure Acquisition Corp (NASDAQ: PACQ). Mr. Colvin was the Managing Partner, Chief Operating Officer and Head of Investor Relations of Sankofa Capital, an investment management firm, which he co-founded, from December 2011 to December 2016. From 2007 until he joined Sankofa Capital, Mr. Colvin was a licensed broker originating and raising capital for private equity and hedge fund clients. From 1997 to 2006, Mr. Colvin was a Managing Director of the Private Funds Group at Donaldson, Lufkin & Jenrette Securities Corp. and Credit Suisse LLC. Mr. Colvin started his professional career with Stephens Inc. specializing in placing primary and secondary fixed income products to institutional investors. From January 1, 2017 through the present, Mr. Colvin has managed his personal investments. Mr. Colvin received his Bachelor of Science in Business Administration degree from the University of Arkansas. Mr. Colvin currently serves on the advisory board of the Sam M. Walton College of Business at the University of Arkansas. We believe that Mr. Colvin is well-qualified to serve as a member of our Board. In addition to his extensive experience in leadership positions at large financial institutions, Mr. Colvin has a substantive understanding of the upstream oil and natural gas industry and a financial background that gives him the ability to understand and analyze our business and our opportunities.

Eugene I. Davis has served as our director since October 2018 and Chairman of our Special Committee. Mr. Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a private consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning, which Mr. David founded in 1997. Since forming PIRINATE, Mr. David has advised, managed, sold, liquidated and served as chief executive officer, chief restructuring officer, chairman or committee chairman of a number of businesses operating in diverse sectors. Before forming PIRINATE, Mr. Davis served as President, Vice Chairman and a director of Emerson Radio Corporation from 1990 to 1997. He also served as Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc., a direct-mail marketer of sports equipment, from 1996 to 1997. Mr. Davis began his career in 1980 as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1992. Mr. Davis currently serves as a director of the following public companies: Seadrill Limited (NYSE: SDRL), Montage Resources Corporation (NYSE: MR) and Verso Corporation (NYSE: VRS), where he serves as Co-Chairman. In addition, Mr. Davis served on the board of directors of VICI Properties Inc. (NYSE: VICI) until April 2019 but has decided not to stand for re-election. Mr. Davis holds a bachelor’s degree from Columbia College, a Master of International Affairs degree in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. We believe Mr. Davis is well-qualified to serve as a member of our Board due to his professional experiences, which have provided Mr. Davis with significant knowledge about strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices. In addition, Mr. Davis has served as a director of numerous public and private companies providing him with a wide range of experiences on which he can draw while serving as a director.

Gilbert A. Garcia has served as our director since December 2011 and is a Co-Chair of our Audit Committee, Chairman of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. Mr. Garcia is the Managing

Partner of Garcia Hamilton & Associates, L.P., an institutional asset management firm, which he joined in 2002 and where he supervises all facets of the firm’s investment decisions. Prior to joining Garcia Hamilton & Associates, L.P., Mr. Garcia worked at two other institutional asset management firms, Smith Graham & Company, where Mr. Garcia was most recently the Chief Investment Officer, and Cisneros Asset Management, where he was most recently President. Mr. Garcia started his professional career with Salomon Brothers specializing in mortgage-backed securities. Mr. Garcia received his Bachelor of Arts degree in Economics from Yale University. We believe that Mr. Garcia is well-qualified to serve as a member of our Board. In addition to his professional experience, Mr. Garcia also has extensive experience serving in leadership positions of community organizations, including as the Chairman of the Metropolitan Transit Authority of Harris County, Texas. We believe that Mr. Garcia’s executive experience, including through his service on community organizations, provides valuable financial and management experience that is critical to his ability to identify, understand and address the challenges and opportunities that we face as a public company.

Alan G. Jackson has served as our director since November 2012 and is the Chairman of our Nominating and Corporate Governance Committee. Mr. Jackson is the Senior Commercial Producer at IBC Insurance Agency, Ltd. (“IBC”). Mr. Jackson is the former co-owner of Inscorp, Inc., a leading commercial insurance agent/brokerage in South Texas, which was acquired by IBC in 2009. Mr. Jackson received his Bachelor of Business Administration degree from Texas A&M University at Kingsville, Texas, and is a graduate of the University of Texas, McCombs School of Business’ Management Development Program. We believe that Mr. Jackson is well-qualified to serve as a member of our Board because of his experience working with many land and mineral owners and their representative brokers, bankers and attorneys and with many oil and natural gas operators, non-operators, investors, service companies and logistics carriers in the energy industry throughout South Texas, including the Eagle Ford Shale.

Sean M. Maher has served as our director since November 2014 and is Co-Chair of our Audit Committee and a member of our Compensation Committee and our Nominating and Corporate Governance Committee. Mr. Maher is the Senior Portfolio Manager of RCH Energy, an investment management firm, which he joined in June 2008. From 2006 until joining RCH Energy, Mr. Maher was an Executive Director at Morgan Stanley and the Head of Master Limited Partnership and Integrated Natural Gas Research. From 2001 to 2006, Mr. Maher was a member of the Integrated Oils and Independent Refining Equity Research team for Morgan Stanley. From 1999 to 2001, Mr. Maher was an analyst in the Energy Investment Banking team at Morgan Stanley. Mr. Maher began his career at Morgan Stanley in 1997 within the Financial Reporting and Controllers Group that covered the Investment Banking business, including Mergers and Acquisitions, Equity Capital Markets, Debt Capital Markets and Private Equity. Mr. Maher received both his Bachelor of Business Administration in Finance and his Master of Business Administration in Finance and Accounting degrees from Saint Bonaventure University. We believe that Mr. Maher is well-qualified to serve as a member of our Board due to his extensive financial and energy experience.

Robert V. Nelson, III has served as director since August 2016 and is a member of our Compensation Committee, our Nominating and Corporate Governance Committee, and our Audit Committee. Until April 2019, Mr. Nelson served as the President of Waste Disposal Services for NRC Group Holdings Corp. (NYSE: NRCG) (“NRCG”), an NYSE American listed provider of environmental, compliance and waste management services, following the business combination and sale of National Response Corporation (“NRC”) and Sprint Energy Services (“Sprint”) in October 2018. Prior to this, Mr. Nelson served as the President and Chief Executive Officer of Sprint from July 2017 until its merger with NRC and as the Chief Operating Officer of Sprint from September 2016 to July 2017. Mr. Nelson currently manages his personal investments. From February 2016 through August 2016, Mr. Nelson managed personal investments. Prior to this, after the sale of Nabors Completion & Production Services, Mr. Nelson was most recently with C&J Energy Services Ltd. (NYSE: CJES) (“C&J”) from March 2015 to January 2016, where he was Vice President of Corporate Operational Development. Prior to joining C&J, Mr. Nelson served in positions of increasing responsibility with Nabors Industries Ltd. (NYSE: NBR) (“Nabors”) and its subsidiaries from 2006 to March 2015. He began in Corporate Development followed by assignments in Treasury, Nabors Drilling USA, and finally in Nabors Well Services as Vice President and General Manager of the South Texas Region for Nabors Completion and Production Services. Mr. Nelson worked for UBS before beginning his career at Nabors. He holds a Bachelor of Arts degree from the University of Texas at Austin and a Master of Business Administration degree from Rice University’s Jones Graduate School of Business. We believe that Mr. Nelson is well-qualified to serve as a member of our Board due to his extensive experience that spans all areas of oil and natural gas exploration, drilling and production, including with respect to operations in the Eagle Ford Shale, our core area of focus. We also believe Mr. Nelson’s unique service sector insight and perspective will greatly benefit the Board and management as we work to continuously improve operations and develop our plans for the future.

Adam C. Zylman has served as our director since October 2018 and is a member of our Special Committee. Mr. Zylman is the President and Chief Executive Officer of Sunland Capital LLC, a privately-owned holding company that invests in energy, industrial and infrastructure service companies, which Mr. Zylman co-founded in 2009. During his career, Mr. Zylman has been involved in dozens of new platform company recapitalizations and add-on acquisition transactions as well as the successful sale or initial public offering of several companies. Prior to co-founding Sunland Capital, Mr. Zylman spent more than a decade in private equity and investment banking at SCF Partners and Merrill Lynch’s Global Energy & Power Group, respectively. Mr. Zylman graduated summa cum laude with a Bachelor of Arts in Economics and Managerial Studies from Rice University and is a member of the Houston Chapter of the Young Presidents’

Organization. We believe Mr. Zylman is well-qualified to serve as a member of our Board due to his extensive experience in recapitalizations, private equity investments and investment banking.

Patricio D. Sanchez has served as our Executive Vice President since November 2016. Mr. P. Sanchez also serves as President & Chief Operating Officer and a director of SNMP GP, which positions he has held since March 2017 and June 2015, respectively. Mr. P. Sanchez served as Chief Operating Officer of Sanchez Production Partners GP, LLC from May 2015 through March 2017, when he was appointed President & Chief Operating Officer. Mr. P. Sanchez has served as co-president of SOG since June 2014 and served as Executive Vice President prior to that from April 2010 to June 2014. Mr. P. Sanchez has also been the managing member of Santerra Holdings, LLC, an oil and natural gas production company, since February 2012. Mr. P. Sanchez holds a Bachelor of Arts from Bentley College and a Masters in Energy and Mineral Resources from the University of Texas at Austin. Mr. P. Sanchez is the brother of Mr. Sanchez, III, the Company’s President and Chief Executive Officer and member of the Board, and the son of Mr. Sanchez, Jr., the Executive Chairman of the Board.

Cameron W. George has served as our Executive Vice President and Chief Financial Officer since March 2019. In this role, he oversees the Company’s finance, accounting, treasury, investor relations, corporate reserves and business development activities. Previously he served as our Interim Chief Financial Officer from October 2018 until his current appointment, and as Senior Vice President — Capital Markets of SOG since May 2016. Mr. George has more than 15 years of industry and investment banking experience. Prior to joining SOG, he served in positions of increasing responsibility at Linn Energy, LLC (NASDAQ: LINE) from August 2005 to May 2016, most recently as the Director of Finance, and was an investment banker in the energy group at RBC Capital Markets. Mr. George graduated summa cum laude with business honors and received a Bachelor of Business Administration from Southern Methodist University.

Gregory B. Kopel has served as our Executive Vice President, General Counsel and Secretary since March 2019 and prior to that he served as our Senior Vice President, General Counsel and Secretary from December 2015 to March 2018. Prior to joining the Company, Mr. Kopel focused on energy transactions, with an emphasis on mergers and acquisitions and joint ventures as Vice President and Associate General Counsel at Breitburn Energy Partners LP (NASDAQ: BBEP) from April 2013 to December 2015 and in corporate legal positions at Linn Energy LLC from June 2010 to April 2013 and Occidental Petroleum Corporation from December 2005 to June 2010. Mr. Kopel began his legal career working at two international law firms. Mr. Kopel earned a B.A. in Government at the University of Texas at Austin, and a J.D. at the University of Houston.

Kirsten A. Hink has served as our Senior Vice President and Chief Accounting Officer since January 2015, and previously served as our Vice President and Principal Accounting Officer since March 2012. Prior to joining us, Ms. Hink served as the Controller of Vanguard Natural Resources, LLC (NASDAQ: VNR) from January 2011 to February 2012, where she oversaw the company’s financial reporting and accounting. From January 2010 to December 2010, she served as Assistant Controller of Mariner Energy, Inc., where she managed the revenue and production reporting as well as assisted with financial and bankruptcy reporting for the Edge Petroleum Corporation properties that were acquired by Mariner. She served as the Chief Accounting Officer for Edge from July 2008 through December 2009 and the Vice President and Controller for Edge from October 2003 through July 2008, where she oversaw the preparation of Edge’s financial statements. Prior to that time she served as Controller of Edge from December 2000 to October 2003 and Assistant Controller of Edge from June 2000 to December 2000. Edge filed for Chapter 11 bankruptcy protection in October 2009. Before joining Edge, she served as Controller of Benz Energy Inc., an oil and natural gas exploration company, from June 1998 to June 2000. Ms. Hink received a Bachelor of Science in Accounting degree from Trinity University. Ms. Hink is a Certified Public Accountant in the State of Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

The executive officers and directors of the Company and persons who beneficially own more than 10% of the Company’s common stock are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were timely filed during 2018.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to our employees (including those employees of SOG that provide services to us), directors and officers, in accordance with the applicable rules of the SEC. Any waiver of this code may be made only by our Board. In accordance with the rules of the SEC, we will provide any person, without charge and upon request, with a copy of our Code of Business Conduct and Ethics. Requests should be directed to us at 1000 Main Street, Suite 3000, Houston, Texas 77002, Attention: Secretary. The Code of Business Conduct and Ethics is also available, and we will disclose any amendments to or waivers of the Code of Business Conduct and Ethics, on our website at www.sanchezenergycorp.com.  The information on our website is not incorporated by reference into this Amendment.

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee currently consists of a total of four directors, Messrs. Garcia (Co-Chairperson), Maher (Co-Chairperson), Carney and Nelson, each of whom the Board has determined to be an “independent director” as defined by the New York Stock Exchange (the “NYSE”) rules and Rule 10A-3 of the Exchange Act. The Board has determined that each member of the Audit Committee is “financially literate” as required by the NYSE rules. Additionally, the Board has determined that Mr. Garcia is an “Audit Committee Financial Expert” as defined by the Exchange Act. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Garcia’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Garcia any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and the Board, and his designation as an Audit Committee Financial Expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers listed below. This CD&A also describes the Compensation Committee’s process for making such pay decisions, as well as its rationale for specific decisions related to fiscal 2018, and certain decisions made with respect to 2019 compensation matters. Except as expressly noted below, the CD&A relates to our 2018 compensation program, process and rationale.

Named Executive Officer	Position
A. R. Sanchez, Jr.	Executive Chairman of the Board
Antonio R. Sanchez, III	President and Chief Executive Officer
Patricio D. Sanchez	Executive Vice President
Howard J. Thill	Former Executive Vice President and Chief Financial Officer(1)
Christopher D. Heinson	Former Senior Vice President and Chief Operating Officer(2)
Cameron W. George	Executive Vice President and Chief Financial Officer
Gregory B. Kopel	Executive Vice President, General Counsel and Secretary

(1)         Mr. Howard J. Thill resigned from the Company effective as of October 26, 2018.

(2)         Mr. Christopher D. Heinson resigned from the Company effective as of July 9, 2018.

Background on Our Organizational Structure

Before reviewing our CD&A, it is important to understand our organizational structure and how it impacts our executive compensation program. Initially we note that management and the Board have the added benefit of Mr. Sanchez, Jr., the Company’s full time Executive Chairman, who has a deep understanding of the cycles and challenges of the oil and natural gas industry from his over 46 years of experience in the industry. The close working relationship between the Executive Chairman and the President and Chief Executive Officer gives the Board and the Company’s stockholders a strong leadership team that can address issues quickly and seamlessly. Second, all of our executive officers are employed by SOG and provide services both to us and other affiliates of SOG (SOG together with its affiliates (other than the Company), the “Sanchez Group”) in their capacity as employees of SOG. Except as described below, our Compensation Committee determined and approved the base salary and annual bonus amounts for the services our named executive officers provided to us as well as equity awards granted under the Third Amended and Restated 2011 Long Term Incentive Plan (the “Plan”) discussed in this CD&A. SOG pays all base salary and annual bonus amounts to our named executive officers and, pursuant to the services agreement between us and SOG, we reimburse SOG for the portion of compensation expenses (including base salary, benefits and annual bonuses) attributable to services provided to our business. We estimate that during 2018, our named executive officers other than Mr. P. Sanchez dedicated approximately 100% of their professional time to providing services to us. We estimate that during 2018, Mr. P. Sanchez dedicated approximately 43% of his professional time to providing services to us.

Our Compensation Program and Philosophy for 2018

We are committed to paying-for-performance and our executive compensation philosophy seeks to (i) motivate Sanchez Group employees to perform at the highest level consistent with our core values, (ii) reward those high performing employees and (iii) retain and attract top talent. More particularly, the cash and benefit portions of our executive compensation program were designed to attract and retain individuals with the background and skills necessary to successfully execute our business model in a demanding environment, and to reward success in reaching performance goals. Our equity award program sought to ensure that a substantial portion of each named executive officer’s compensation was directly tied to our performance, which further aligns the interests of our named executive officers with those of our stockholders.

Elements of 2018 Executive Compensation

There are three primary elements of compensation that were used in our 2018 executive compensation program: (1) base salaries, (2) annual cash bonuses and (3) long-term equity incentive awards. Annual cash bonuses and equity incentive awards represent the at-risk elements of compensation intended to drive performance. They are also flexible in application and can be tailored to meet our objectives for the applicable year. Prior to 2018, we did not have any specific policies regarding the allocation of compensation between either long- or short-term compensation, or cash and non-cash compensation. In 2018, we adopted a compensation program that required 50% of our named executive officers’ long-term equity awards to be directly linked to the achievement of specific performance goals. The determination of each named executive officer’s cash bonus reflects his relative contribution to achieving or exceeding annual Company goals, while the overall long-term incentive award determination is based on his expected contribution in respect of long-term performance objectives.

Element	Objective	Key Features
Base Salaries (only fixed component)	• Provide base compensation that is competitive for each position to reward and motivate individual performance

•             Targeted to be in a competitive range compared to similarly situated executives at our peer companies

•             Increased or decreased depending on responsibility, experience and skill of each executive and their respective position

Annual Cash Bonuses (at risk, performance based)	• Reward executives for the achievement of short-term Company objectives • Fosters a results-driven pay-for-performance culture	• Variable compensation payable only in connection with achievement of strategic and financial goals • Rewards individual contributions to Company success
Long-Term Equity Incentive Awards (at risk, performance based)	• Align executive interests with those of our stockholders • Tie value of compensation to long-term share price performance • Reinforce executive retention • Provide share ownership opportunities

•             The value of time-vested restricted stock and phantom stock granted increases or decreases as the value of our shares increases or decreases, incentivizing our executives to build long-term sustainable growth

•             The value of performance-based awards is based on the level of achievement of the performance objective(s) during the performance period

•             Multi-year vesting periods, which encourage long-term retention

Our 2018 Decision-Making Process

The Compensation Committee has historically overseen the executive compensation program for our named executive officers and oversaw the compensation outlined in this Amendment, except as described in the following paragraph. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee worked very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in its charter, which is available on the Company’s website at http://investor.sanchezenergycorp.com/phoenix.zhtml?c=248475&p=irol-govHighlights. The information on our website is not incorporated by reference into this Amendment or the Original Filing.

On November 9, 2018, the Board established the special committee of the Board (the “Special Committee”) to, among other things, recommend approval of (subject to ultimate approval by the Board or the Compensation Committee, as applicable) any bonuses, incentive plans or other equity or equity-linked or cash compensation plans or awards to or for officers, employees or other service providers or consultants of the Company that may be related to or arise from any strategic transaction or that the Special Committee determines are necessary and appropriate to incentivize performance by such persons. Subsequently, on March 20, 2019, the Board delegated to the Special Committee the exclusive power and authority to (i) negotiate and approve, in its sole discretion, employment agreements and other similar agreements with SOG employees on behalf of the Company, including our named executive officers, and (ii) consider, evaluate and approve, in its sole discretion, one or more cash and/or equity executive incentive plans for SOG employees, including our named executive officers, regarding their services to the Company and its subsidiaries.

The Role of the Compensation Committee. For 2018 compensation, the Compensation Committee reviewed, assessed and monitored the performance, and reviewed the design and function, of the Company’s incentive compensation arrangements to ensure that any risk-taking incentives were consistent with regulatory guidance and the safety and soundness of the organization. The Compensation Committee was responsible for assessing and approving the total compensation paid to the Chief Executive Officer and other named executive officers. The Compensation Committee was responsible for determining whether the compensation paid to each of these executives was fair, reasonable and competitive, and whether the compensation program served the interests of the Company’s stockholders.

Role of the Executive Officers in Setting Executive Compensation. The Executive Chairman and Chief Executive Officer made recommendations to the Compensation Committee for each of the named executive officers based on the Executive Chairman’s and Chief Executive Officer’s assessment of each executive’s personal performance, as well as the achievement of the overall Company goals for the fiscal year. The Compensation Committee reviewed the recommendations, made adjustments as it determined appropriate and approved compensation at its sole discretion.

Role of the Compensation Consultant. In November 2017, Pearl Meyer, LLC (“Pearl Meyer”), a leading independent compensation consulting firm, was engaged as the Compensation Committee’s independent compensation consultant to assist the Compensation Committee in re-assessing the Company’s executive compensation programs and in guiding the Compensation Committee in its actions impacting 2018 executive compensation. The Compensation Committee retained Pearl Meyer as its compensation consultant pursuant to its charter, which grants the Compensation Committee the authority to retain a compensation consultant. Pearl Meyer’s tasks for 2018 were to:

•                  Review and develop an appropriate peer group of companies for executive market compensation practices;

•                  Review the Company’s current compensation levels and proposals for 2018;

•                  Conduct a competitive market analysis of executive compensation for our named executive officers;

•                  Conduct a competitive market analysis of compensation for our outside directors;

•                  Provide an update on executive compensation trends and developments;

•                  Provide consulting on other matters pertaining to executive compensation as requested by the Compensation Committee; and

•                  Provide guidance and recommendations for assessing 2018 and ongoing compensation practices.

The Compensation Committee did not direct Pearl Meyer to perform its services in any particular manner or under any particular method.

The Compensation Committee evaluates its compensation consultant annually to determine its independence. The Compensation Committee determined that no conflicts of interest exist with respect to Pearl Meyer’s consulting services for 2018. The factors considered by the Compensation Committee in conducting this analysis are as follows:

•                  The provision of other services to us by Pearl Meyer, if any;

•                  The amount of fees received from us by Pearl Meyer as a percentage of Pearl Meyer’s total revenue;

•                  The policies and procedures of Pearl Meyer that are designed to prevent conflicts of interest;

•                  Any business or personal relationship of Pearl Meyer or its consultants with a member of the Compensation Committee;

•                  Any stock of the Company owned by Pearl Meyer’s consultants;

•                  Any business or personal relationship of Pearl Meyer or its consultants with any of our executive officers; and

•                  Submission of a formal declaration by Pearl Meyer confirming its independence.

Use of Market Data and Peer Comparisons. Each year the Compensation Committee reviews and revises, as it determines appropriate, the peer group companies with which we compete for executive talent so that we could use compensation types and levels paid across the peer group as a reference point for assessing the allocated portion of executive compensation set by the Compensation Committee as well as the type, volume and terms of our equity compensation grants for the year. In late 2017, the Compensation Committee, working with Pearl Meyer and our management, established a new peer group that was used to assess compensation norms for the annual review of 2018 salaries and the formulation of the 2018 grants under the Plan, among other matters.

Based upon (1) industry surveys SOG participates in each year, (2) Pearl Meyer’s database, (3) survey data from 2017 proxy filings of comparably-sized companies and (4) a market review conducted by Pearl Meyer in late 2017, the Compensation Committee established the following peer group, which the Compensation Committee believes more closely matches the Company’s revenue and revenue projections than the peer group previously used by the Company.

Cabot Oil and Gas Corp.	EP Energy Corporation	Oasis Petroleum Inc.
Carrizo Oil & Gas Inc.	Halcon Resources Corp	Resolute Energy Corp.
Cimarex Energy Co.	Laredo Petroleum Inc.	SM Energy Company
Comstock Resources, Inc.	Matador Resources Co.	WPX Energy, Inc.
Denbury Resources, Inc.	Murphy Oil Corporation
Diamondback Energy Inc.	Newfield Exploration Co.

The Compensation Committee reviewed data regarding both total compensation and each element of compensation paid to similarly situated executives at the peer group companies and data from an E&P compensation survey prepared by Pearl Meyer and other market data when evaluating compensation paid to our named executive officers and our equity grant types and amounts. Our Compensation Committee believes that providing compensation opportunities within a competitive range of our peer group will ensure we can attract and retain talented executive officers with the expertise and dedication required for our Company to excel.

The Executive Compensation Program in Detail

Provided below is a review of the Compensation Committee’s determinations of base salary, annual cash bonuses and long-term equity incentive stock awards for our named executive officers for 2018 and 2019 through the date of this Amendment.

Base Salary. Our Compensation Committee establishes base salary levels for each of our named executive officers. The Compensation Committee reviews the named executive officers’ base salaries on an annual basis and makes adjustments as necessary to maintain a competitive executive compensation structure. Our Compensation Committee also reviews and adjusts, as appropriate, base salaries in connection with a promotion or other change in responsibility of our named executive officers.

For 2018, the Compensation Committee elected to leave base salary levels for our Executive Chairman and President and Chief Executive Officer unchanged from 2017. The Compensation Committee elected to increase the base salaries of our former Executive Vice President and Chief Financial Officer and former Senior Vice President and Chief Operating Officer from $450,000 to $475,000 and $412,000 to $450,000, respectively, to better align these executives’ compensation with those in similar roles at our peers. In addition, Mr. P. Sanchez’s base salary was increased by the Compensation Committee from $250,000 to $300,000 from 2017 to 2018 due to his expanding involvement at the Company, including his assistance on closing the Comanche Acquisition (as defined in the Original Filing) and management of SN EF UnSub (as defined below) and the increased percentage of his time spent on our matters.

For 2019, in February 2019 the Compensation Committee elected to increase the base salary levels for our Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President, General Counsel and Secretary from 2018 and leave the Executive Vice President’s base salary level the same as it was in 2018. The Compensation Committee determined that Messrs. Sanchez, Jr. and Sanchez, III’s base salaries should be increased due to their efforts related to the Company’s restructuring and transformation processes as well as the fact that their salaries had not been increased since 2014 and fell within the bottom quartile of the Company’s peer group, among other reasons. The Compensation Committee determined the increase in Mr. George’s salary was warranted given the increase in responsibilities he assumed with the Interim Chief Financial Officer role and his efforts related to restructuring the balance sheet, among other reasons. The Compensation Committee determined the increase in Mr. Kopel’s salary was warranted to better align his compensation with those in similar roles at our peers, his efforts related to the Company’s restructuring and transformation processes and increased responsibilities at the Company, among other reasons.

Name	2017 Base Salary		2018 Base Salary		2019 Base Salary
A. R. Sanchez, Jr.	$650,000		$650,000		$750,000
Antonio R. Sanchez, III	650,000		650,000		750,000
Patricio D. Sanchez	250,000		300,000	(1)	300,000	(1)
Howard J. Thill	450,000		392,708	(2)	—
Christopher D. Heinson	412,000	(3)	246,813	(3)	—
Cameron W. George	—		425,000	(4)	475,000
Gregory B. Kopel	—		393,750	(5)	412,000

(1)         During 2017, 2018 and 2019, slightly less than half of Mr. P. Sanchez’s base salary was or will be allocated to us. The amounts reported above for 2017, 2018 and 2019 reflect only that portion of his base salary attributable to us.

(2)         Mr. Thill resigned from the Company effective as of October 26, 2018. During 2018, Mr. Thill’s base salary was increased to $475,000 per year effective as of February 16, 2018. The salary reported above for Mr. Thill for 2018 reflects the base salary he was actually paid for services provided to us during his partial year as our Executive Vice President and Chief Financial Officer in 2018.

(3)         Mr. Heinson resigned from the Company effective as of July 9, 2018. During 2018, Mr. Heinson’s base salary was set at $450,000 per year. The salary reported above for Mr. Heinson for 2018 reflects the base salary he was actually paid for services provided to us during his partial year as our Senior Vice President and Chief Operating Officer in 2018.

(4)         Mr. George was appointed as our Executive Vice President and Chief Financial Officer on March 19, 2019 and previously served as our Interim Chief Financial Officer from October 26, 2018 until March 19, 2019. His fiscal year 2018 base salary was $425,000 per year. Prior to his appointment as our Interim Chief Financial Officer, Mr. George provided services to us in his capacity as Senior Vice President — Capital Markets of SOG. The salary reported for 2018 above includes the salary he received from us in both his capacity as our Interim Chief Financial Officer and his capacity as Senior Vice President — Capital Markets of SOG.

(5)         During 2018, Mr. Kopel’s base salary was increased to $400,000 effective as of February 16, 2018.

Annual Cash Bonus Awards. Annual cash bonus awards are determined based on qualitative assessment of financial and individual performance achievements. The Compensation Committee and SOG review bonus awards for our named executive officers annually to determine award payments for the current fiscal year.

With regard to the annual cash bonus awards made for 2018, the Compensation Committee and SOG took a number of factors into account in making its award decisions, including:

•                  Certain operational metrics including the year-over-year increases in production, proved reserves, total assets and revenues and well performance;

•                  The Company’s safety record;

•                  Work associated with the Company’s restructuring and transformation processes;

•                  The size of the Company’s asset base and production profile;

•                  Bonus opportunities and actual bonuses paid by the Company’s peer group and competitors, including competitive bonus plans’ payout opportunity ranges; and

•                  Individual performance of each of the named executive officers.

These efforts and the outcomes above were reviewed and considered, along with, and in consideration of, the challenges that the Company faced in 2018, to determine the bonus awards to our named executive officers. The Compensation Committee, in reviewing and determining the actual bonuses to be paid, with the input of Pearl Meyer, took into account the current base pay levels of our most senior executives in determining these awards, recognizing such base salaries are below the market median for comparable positions in the Company’s peer group and no long-term equity awards were granted for 2019. Based on the foregoing, in February 2019, the Compensation Committee elected to award 2018 annual cash bonuses of $1,700,000 to our Executive Chairman and President and Chief Executive Officer, a reduction of $500,000 from the amount of their 2017 annual bonuses, 2018 annual cash bonuses of $650,000 and $500,000 to our Executive Vice President and Chief Financial Officer and Executive Vice President, General Counsel and Secretary, respectively, an increase of $150,000 and $40,000, respectively, from the amount of their 2017 annual bonuses, and a 2018 annual cash bonus of $625,000 to our Executive Vice President, a reduction of $625,000 from the amount of his 2017 annual bonus.

Long-Term Incentive Plan. We adopted the Plan in order to have the flexibility to grant equity and equity-based awards to employees (including Sanchez Group employees), officers, consultants and directors who perform services for us. Each of our named executive officers is eligible to receive awards under the Plan, which is administered by the Compensation Committee.

Our Plan allows for the grant of restricted shares, phantom shares, share options, share appreciation rights and other share-based awards. The purpose of awards under our Plan is to provide additional incentive compensation to individuals providing services to us and to align the economic interests of such individuals with the interests of our stockholders. Our Plan limits the number of shares that may be delivered under the Plan to 17,239,790 shares of our common stock plus, upon the issuance of additional shares of common stock after April 15, 2016, an additional number of shares equal to 15% of such issuance or such lesser number determined by the Compensation Committee.

2017 Plan Awards. In March 2017, we granted our named executive officers target phantom shares of performance phantom stock units (the “2017 Performance Awards”), which are payable in shares of our common stock. The 2017 Performance Awards were intended to vest (if at all) in equal annual increments over a five-year period ranging from 0% to 200% of the target phantom shares granted based on our share price relative to the share price appreciation of the S&P Oil & Gas Exploration & Production Select Industry Index during a specified period.

In February 2018 and February 2019, the Compensation Committee determined that the threshold level of the applicable performance conditions was not met for either year, and therefore no payments were made under the 2017 Performance Awards for those measurement periods.

2018 Plan Awards. In late 2017 and early 2018, as part of Pearl Meyer’s review of the types of equity incentive plans in place in the competitive market with management and the Compensation Committee, it was determined that the use of operational and financial measures reflecting the Company’s long-term performance would provide more line-of-sight criteria for compensation and, therefore, a more direct link between these performance outcomes, equity performance and compensation opportunities. Following working sessions, strategy discussions and reviews of other programs in the industry, the Compensation Committee decided to modify the Company’s long-term incentive program. Working with the Compensation Committee and Pearl Meyer, management developed measures with formal long-term performance goals that are both operational and financial.

A new long-term incentive program was implemented by the Compensation Committee in early 2018 that: (1) increases the percentage of the total grants under the Plan that are represented by stock-settled and cash-settled performance-based phantom stock awards (the “2018 PSUs”); (2) incorporates financial and operating performance measures that directly or indirectly impact the balance sheet and net value of the Company and (3) uses other metrics that are within the control or line-of-sight of our management.

Under this approach, 50% of our named executive officers’ long-term equity awards for 2018 are directly linked to the achievement of specific performance goals. The awards linked to specific performance goals are in the form of the 2018 PSUs, the value of which is based upon the achievement of defined goals measured for each calendar year for a three-year performance period (January 1, 2018 through December 31, 2020). The Compensation Committee believed that this more structured and measurable performance-based equity program would better align management with shareholder interests. After careful consideration, the Compensation Committee established the following operating and financial metrics it believes drive greater returns and value for our stockholders, which are the metrics used in determining the final value of the 2018 PSUs granted in 2018: our leverage ratio, our reserve replacement ratio, operating costs and safety (each a “2018 Award Performance Condition” and, collectively, the “2018 Award Performance Conditions”).

Leverage Ratio. With the volatility surrounding oil prices, investors are very keen on companies being able to deleverage, which made this metric a top priority, together with its planned management and reduction over time. We believe that improving the leverage ratio will demonstrate our progress in strengthening the balance sheet. Under the 2018 PSUs, the “Leverage Metric” is calculated as the Company’s net debt to EBITDAX ratio, subject to adjustments for acquisitions, divestitures and non-recurring items.

Reserve Replacement Ratio. As an unconventional shale oil and natural gas company operating in a constantly depleting asset base or region, it is crucial for the Company to continue to organically replace its production with proved future reserves. Under the 2018 PSUs, “Reserve Replacement” is calculated using the Company’s reserve replacement ratio subject to adjustment for acquisitions and divestitures.

Operating Cost. Minimizing operating costs is crucial to improving the Company’s margins and driving cash flows. Reducing costs per barrel and other measures reflects directly on our production efficiency and profitability. We have set goals intended to maintain or increase these margins by lowering our costs to deliver hydrocarbons. Under the 2018 PSUs, “LOE/Boe” is calculated by dividing the Company’s production expense by production, subject to adjustment for acquisitions, divestitures and non-recurring items.

Safety. To ensure management does what it can to create a safe work environment with limited incidents given our large operated position and multiple partners, we have established specific long-term goals related to the Company’s total recordable injury rate. Under the 2018 PSUs, “TRIR” is calculated by SOG’s total recordable injuries related to performance of services for the Company multiplied by 200,000 and divided by the number of labor hours at SOG for services to the Company.

The number of target 2018 PSUs that vest, if any, is determined by the level of achievement of 2018 Award Performance Conditions for each of the calendar year periods (each such year, a “Measurement Period”) during a three-year period commencing on January 1, 2018 and ending on December 31, 2020. Within 60 days of the end of each of the three Measurement Periods, the level of achievement of each 2018 Award Performance Condition is determined and the results for each 2018 Award Performance Condition are weighted 30%, other than safety, which is weighted at 10%, to determine the number of target PSUs earned during the Measurement Period. The overall results of the target 2018 PSUs earned during each of the three Measurement Periods are weighted

33.33% to determine the number of target 2018 PSUs earned during the entire three-year performance period. Subject to certain exceptions set forth in the applicable agreements, the 2018 PSU recipient must be employed by us on the applicable vesting date in order to become vested in the applicable portion of the 2018 PSUs.

The remaining 50% of our named executive officers’ long term equity awards for 2018 was equally divided between (i) restricted shares of our common stock and (ii) phantom stock equal to a share of our common stock and payable only in cash. The awards vest in equal installments over a three-year period.

In determining the grant values of the equity awards, our Compensation Committee compared grant values of long-term awards to executives with similar positions at the Company’s peer group that are between the 25% and 75% percentile of the peer group, reviewed and considered competitive market analysis of executive compensation prepared by Pearl Myer and considered the performance of each of our named executive officers.

The table below shows the values approved by the Compensation Committee in 2018.

2018 Individual Targeted Grant Value Award Amount
Named Executive Officers	Targeted Grant Value Award Amount
A. R. Sanchez, Jr.	$6,500,000
Antonio R. Sanchez, III	$6,500,000
Patricio D. Sanchez	$3,250,000
Howard J. Thill	$2,400,000
Christopher D. Heinson	$2,400,000
Cameron W. George	$2,000,000
Gregory B. Kopel	$1,500,000

During the year ended December 31, 2018, our named executive officers were granted shares of restricted stock, phantom stock and 2018 PSUs consisting of performance cash-settled phantom shares and performance stock-settled phantom shares as indicated in the following table:

Award Recipient	Vesting Schedule	Number of Shares Granted During 2018
A. R. Sanchez, Jr. (1)
Restricted Stock	3 year	506,231
Phantom Stock	3 year	506,231
Performance Cash Settled Phantom	3 year	506,230
Performance Stock-Settled Phantom	3 year	506,230

Antonio R. Sanchez, III (2)
Restricted Stock	3 year	506,231
Phantom Stock	3 year	506,231
Performance Cash-Settled Phantom	3 year	506,230
Performance Stock-Settled Phantom	3 year	506,230

Patricio D. Sanchez (3)
Restricted Stock	3 year	253,116
Phantom Stock	3 year	253,115
Performance Cash-Settled Phantom	3 year	253,115
Performance Stock-Settled Phantom	3 year	253,115

Howard J. Thill (4)
Restricted Stock	3 year	186,916
Phantom Stock	3 year	186,916
Performance Cash-Settled Phantom	3 year	186,916
Performance Stock-Settled Phantom	3 year	186,916

Christopher D. Heinson (5)
Restricted Stock	3 year	186,916
Phantom Stock	3 year	186,916
Performance Cash-Settled Phantom	3 year	186,916
Performance Stock-Settled Phantom	3 year	186,916

Cameron W. George (6)
Restricted Stock	3 year	155,764
Phantom Stock	3 year	155,763
Performance Cash-Settled Stock	3 year	155,763
Performance Stock-Settled Phantom	3 year	155,763

Gregory B. Kopel (7)
Restricted Stock	3 year	116,823
Phantom Stock	3 year	116,823
Performance Cash-Settled Phantom	3 year	116,822
Performance Stock-Settled Phantom	3 year	116,822

(1)         Includes 506,231 shares of restricted stock and phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period on the first three anniversaries of the grant date and 2018 PSUs consisting of 506,230 shares of performance cash-settled phantom stock and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions.

(2)         Includes 506,231 shares of restricted stock and phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period on the first three anniversaries of the grant date and 2018 PSUs consisting of 506,230 shares of performance cash-settled phantom stock and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions.

(3)         Includes 253,116 shares of restricted stock and 253,115 shares of phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period and 2018 PSUs consisting of 253,115 shares of performance cash-settled phantom stock and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions.

(4)         Includes 186,916 shares of restricted stock and phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period and 2018 PSUs consisting of 186,916 shares of performance cash-settled phantom stock and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions. In connection with Mr. Thill’s resignation from the Company, Mr. Thill forfeited 66,667 shares of phantom stock and 66,667 shares of restricted stock granted under the Plan, became vested in 245,250 shares of restricted stock (which included the 186,916 restricted shares awarded to Mr. Thill in 2018) and 245,250 shares of phantom stock (which included the 186,916 phantom shares awarded to Mr. Thill in 2018) granted under the Plan. In connection with Mr. Thill’s resignation from the Company, Mr. Thill became vested in the 186,916 restricted shares and the 186,916 phantom shares awarded to Mr. Thill in 2018 under the Plan; the 2018 PSUs granted to Mr. Thill in 2018 under the Plan will continue to vest on each applicable vesting date in in accordance with the terms unrelated to employment set forth therein, as described under “Potential Payments Upon Termination or Change in Control.”

(5)         Includes 186,916 shares of restricted stock and phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period and 2018 PSUs consisting of 186,916 shares of performance cash-settled phantom stock and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions. In connection with Mr. Heinson’s resignation from the Company on July 9, 2018, he forfeited all of his unvested awards.

(6)         Includes 155,764 shares of restricted stock and 155,763 shares of phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period and 2018 PSUs consisting of 155,763 shares of performance cash-settled phantom stock granted and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions.

(7)         Includes 116,823 shares of restricted stock and phantom stock granted on April 17, 2018 vesting in equal annual increments over a three-year period and 2018 PSUs consisting of 116,822 shares of performance cash-settled phantom stock granted and performance stock-settled phantom stock granted on April 17, 2018 vesting in three annual installments subject to satisfaction of the 2018 Award Performance Conditions.

With respect to the Measurement Period beginning on January 1, 2018 and ending on December 31, 2018, which is the first Measurement Period for the 2018 PSUs, in February 2019 the Compensation Committee determined that the performance result was 71%, resulting in a payout of 71% of each recipient’s applicable target under the 2018 PSUs for the 2018 Measurement Period.

2019 Plan Awards. After review and discussions with Pearl Meyer and management, the Compensation Committee determined not to grant any long-term equity awards to our named executive officers under the Company’s long-term incentive program for 2019.

Other Practices, Policies and Guidelines

Clawback Policy. Our Board has adopted a clawback policy under which our Board has the right to cause the reimbursement by a current or former executive officer of the Company of certain incentive compensation if the compensation was predicated upon the achievement of certain financial results that were subsequently the subject of a required restatement of the Company’s financial statements. Incentive compensation subject to the policy includes all cash, equity or equity-based awards made pursuant to the Plan or any other formal or informal plan, adopted currently or in the future. Our Board may exercise this right regardless of the occurrence or absence of any fraud or responsibility on the part of any current or former executive officer.

Stock Ownership and Retention Policy. In April 2016, our Board adopted a formal written stock ownership and retention policy applicable to our non-executive directors and certain of our executive officers. The policy requires our non-executive directors and certain of our executive officers to acquire and retain a minimum level of stock ownership within five years of the effective date of the guidelines or their appointment as executive officers or directors, whichever is later. Our Executive Chairman and Chief Executive Officer must acquire and retain shares of our common stock equal to at least five times their annual base salary; our Chief Financial Officer and Chief Operating Officer must acquire and retain shares of our common stock equal to at least three times their annual base salary; and our directors who are not also executive officers must acquire and retain shares of our common stock equal to at least five times their annual retainer. Until the applicable minimum level of stock ownership is achieved, the executive officers or directors must retain all net shares obtained through the Plan (after payment of taxes and exercise price, if applicable). The stock ownership and retention policy provides that any failure to comply with the policy may be taken into account by the Company and the Compensation Committee in connection with compensation decisions, promotion opportunities and other related events to the extent that the Company and the Compensation Committee determine appropriate.

Severance and Change in Control Benefits. Other than the severance and Change in Control benefits provided under the Plan and our award agreements discussed in “Potential Payments Upon Termination or Change in Control,” we do not provide any severance or change of control benefits to our executive officers. We view the limited benefits that we do provide as necessary to attract and retain executive talent in a highly competitive market and provide continuity of management in the event of an actual or contemplated change of control.

Other Benefits. SOG does not maintain a defined benefit pension plan for its executive officers because it believes such plans primarily reward longevity rather than performance. SOG provides a basic benefits package generally to all employees, which includes a 401(k) plan and health, disability and life insurance. SOG employees who provide services to us under the service agreement remain entitled to these benefits from SOG.

Employment Agreements

Neither SOG nor the Company entered into any employment agreements with any of our named executive officers during the fiscal years addressed in the Summary Compensation Table.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally provides that a public company may not deduct compensation paid in excess of $1 million during any fiscal year to a “covered employee”. Prior to January 1, 2018, there was an exception to the Section 162(m) deduction limit for certain compensation meeting the requirements for “qualified performance-based compensation”. Pursuant to the Tax Cuts and Jobs Act of 2017, as of January 1, 2018, the $1 million annual deduction limitation under Section 162(m) applies to compensation paid in a fiscal year to any individual who serves as the Chief Executive Officer, Chief Financial Officer or qualifies as one of the other three most highly compensated executive officers in 2017 or any later calendar year, and the exception under Code Section 162(m) for qualified performance-based compensation was eliminated.  Although we did not award qualified performance-based compensation (within the meaning of Section 162(m) of the Code) prior to 2018, the Compensation Committee takes the potential tax deductibility of compensation into consideration under Section 162(m) of the Code into consideration, along with many other factors, when making compensation decisions.

Equity awards granted to our named executive officers are considered awards to non-employees, and, for the year ended December 31, 2018, the Company accounted for these awards at fair value in accordance with the provisions of FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” See Note 8, “Stock-Based Compensation,” to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” in our Original Filing for additional detail and assumptions.

Relation of 2018 Compensation Policies and Practices to Risk Management

SOG’s and our compensation policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual basis and at the entity level. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance can foster the potential for management and others to take unnecessary or excessive risks to reach performance thresholds that qualify them for additional compensation.

From a risk management perspective, our policy is to conduct our commercial activities within pre-defined risk parameters that are closely monitored and are structured in a manner intended to control and minimize the potential for unwarranted risk-taking. We also routinely monitor and measure the execution and performance of our projects and acquisitions relative to expectations.

SOG’s and our compensation arrangements and our Plan contain a number of design elements that serve to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include delaying the rewards and subjecting such rewards to forfeiture for terminations related to violations of its risk management policies and practices or of our Code of Business Conduct and Ethics.

In combination with our risk-management practices, we do not believe that risks arising from our or SOG’s compensation policies and practices for individuals providing services to us are reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on this review and discussion, the Compensation Committee of our Board of Directors has approved the Compensation Discussion and Analysis for inclusion in this Amendment.

Compensation Committee of
the Board of Directors of
Sanchez Energy Corporation

Gilbert A. Garcia, Chairperson
T. Brian Carney, Member
Sean Maher, Member
Robert V. Nelson, III, Member

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during the fiscal years ended December 31, 2018, 2017 and 2016. All amounts included in the table below were determined by our Compensation Committee and paid by SOG, except awards of restricted stock, phantom stock, performance accelerated restricted stock, performance accelerated phantom stock, performance cash-settled phantom stock and performance stock-settled phantom stock granted under our Plan, which were granted by our Compensation Committee alone. The amounts reported in the table below represent only amounts paid for services provided to us and do not include amounts paid by SOG to our named executive officers for services provided to other entities, including SOG.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)(5)	Total
A. R. Sanchez, Jr.	2018	$650,000	$1,700,000	$7,036,604	$117,942	$9,504,546
Executive Chairman of the Board	2017	$650,000	$2,200,000	$10,534,272	$59,252	$13,443,524
	2016	$650,000	$2,000,000	$4,902,279	$77,172	$7,629,451

Antonio R. Sanchez, III	2018	$650,000	$1,700,000	$7,036,604	$236,351	$9,622,955
President and Chief Executive Officer	2017	$650,000	$2,200,000	$10,534,272	$204,083	$13,588,355
	2016	$650,000	$2,000,000	$3,676,709	$75,480	$6,402,189

Patricio D. Sanchez	2018	$300,000	$625,000	$3,518,302	$149,473	$4,592,775
Executive Vice President	2017	$250,000	$1,250,000	$3,722,352	$21,584	$5,243,936

Howard J. Thill	2018	$392,708	$—	$2,598,132	$1,506,331	$4,497,171
Former Executive Vice President and Chief Financial Officer	2017	$450,000	$800,000	$2,394,000	$100,030	$3,744,030
	2016	$103,125	$250,000	$2,929,500	$1,016	$3,283,641

Christopher D. Heinson	2018	$246,813	$—	$2,598,132	$25,963	$2,870,909
Former Senior Vice President and Chief Operating Officer	2017	$412,000	$650,000	$3,511,438	$17,791	$4,591,229
	2016	$400,000	$600,000	$3,695,000	$18,636	$4,713,636

Cameron W. George	2018	$425,000	$650,000	$2,165,109	$38,099	$3,278,208
Executive Vice President and Chief Financial Officer

Gregory B. Kopel	2018	$393,750	$500,000	$1,623,833	$39,505	$2,557,088
Executive Vice President, General Counsel and Secretary

(1)         Mr. P. Sanchez was appointed as Executive Vice President of the Company effective November 3, 2016 and became a named executive officer in 2017. During 2017 and 2018, slightly less than half of Mr. P. Sanchez’s base salary was allocated to us. The amounts reported for Mr. P. Sanchez above for 2017 and 2018 reflect only that portion of his base salary attributable to us. Mr. Thill was appointed as our Executive Vice President and Chief Financial Officer on October 10, 2016 and resigned effective as of October 26, 2018. Mr. Thill’s base salary was increased to $475,000 per year effective as of February 16, 2018. The salaries reported above for Mr. Thill for 2016 and 2018 reflect the base salaries he was actually paid for services provided to us during his partial years as our Executive Vice President and Chief Financial Officer in 2016 and 2018, respectively. Mr. Heinson resigned effective as of July 9, 2018. During 2018, Mr. Heinson’s base salary was set at $450,000 per year. The salary reported above for Mr. Heinson for 2018 reflects the base salary he was actually paid for services provided to us during his partial year as our Senior Vice President and Chief Operating Officer in 2018. Mr. George was appointed as our Executive Vice President and Chief Financial Officer on March 19, 2019 and previously served as our Interim Chief Financial Officer from October 26, 2018 until March 19, 2019. His fiscal year 2018 base salary was $425,000 per year. Prior to his appointment as our Interim Chief Financial Officer, Mr. George provided services to us in his capacity as Senior Vice President — Capital Markets of SOG. The salary reported for Mr. George for 2018 above includes the salary he received from us in both his capacity as our Interim Chief Financial Officer and his capacity as Senior Vice President — Capital Markets of SOG. During 2018, Mr. Kopel’s base salary was increased to $400,000 effective as of February 16, 2018.

(2)         On February 19, 2019, our Compensation Committee awarded each of Messrs. Sanchez, Jr. and Sanchez, III a cash bonus of $1,700,000, Mr. George a cash bonus of $650,000, Mr. P. Sanchez a cash bonus of $625,000 and Mr. Kopel a cash bonus of $500,000 for their work and efforts during 2018, which are reported as 2018 compensation in the table above in accordance with SEC rules. On February 16, 2018, our Compensation Committee awarded each of Messrs. Sanchez, Jr. and Sanchez, III a cash bonus of $2,200,000, Mr. P. Sanchez a cash bonus of $1,250,000 and each of Messrs. Thill and Heinson a cash bonus of $650,000 for their work and efforts during 2017, which are reported as 2017 compensation in the table above in accordance with SEC rules. In 2017, Mr. Thill also received one-half of a $300,000, or $150,000, sign-on bonus, which was paid in January 2017, and is included in his 2017 compensation in the table above. Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez, Thill and Heinson received cash bonuses of $2,000,000, $2,000,000, $1,000,000, $100,000 and $200,000, respectively, in January 2017 based on 2016 performance, which is reported at 2016 compensation in the table above in accordance with SEC rules. Mr. Heinson also received a $400,000 cash bonus in December 2016 based on 2016 performance, which is also reflected in the 2016 compensation in the table above, and Mr. Thill received one-half of a $300,000, or $150,000, sign-on bonus in 2016, which is included in his 2016 compensation in the table above.

(3)         The amounts reported in this column reflect the aggregate grant date fair value of awards granted, if any, under our Plan for fiscal years 2018, 2017 and 2016, computed in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, excluding estimated forfeitures. The grant date values of the 2018 PSUs granted in 2018, assuming that the highest level of 2018 Award Performance Conditions will be achieved, were as follows: Mr. Sanchez, Jr.—$6,661,987; Mr. Sanchez, III—$6,661,987; Mr. P. Sanchez—$3,330,993; Mr. George—$2,049,841; Mr. Thill—$2,459,815; Mr. Heinson—$2,459,815; and Mr. Kopel—$1,573,378. The grant date values of the 2017 Performance Awards granted in 2017, assuming that the highest level of performance conditions will be achieved, were as follows: Mr. Sanchez, Jr.—$9,326,740; Mr. Sanchez, III—$9,326,740; Mr. Heinson—$3,108,926; and Mr. P. Sanchez—$3,295,663. Stock-based compensation expenses are recorded in the Company’s financial statements in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

(4)         In fiscal year 2018, “All Other Compensation” (i) for Mr. Sanchez, Jr., consisted of parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, 401(k) matching contribution costs, group term life insurance costs, disability insurance costs and medical insurance costs; (ii) for Mr. Sanchez, III, consisted of parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, 401(k) matching contribution costs, group term life insurance costs, disability insurance costs, medical insurance costs and country club dues; (iii) for Messrs. George, Heinson and Kopel, consisted of parking costs allocated to us by SOG, 401(k) matching contribution costs, group term life insurance costs, disability insurance costs and medical insurance costs; (iv) for Mr. Thill, consisted of parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, 401(k) matching contribution costs, group term life insurance costs, disability insurance costs, medical insurance costs and $1,451,260 paid to Mr. Thill in connection with his resignation from the Company; and (v) for Mr. P. Sanchez, consisted of parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, group term life insurance costs, disability insurance costs and medical insurance costs. In fiscal year 2017, “All Other Compensation” (i) for Messrs. Sanchez, Jr., Sanchez, III and Thill, consisted of the parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, 401(k) matching contribution costs and group term life insurance costs; (ii) for Mr. P. Sanchez, consisted of parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group and group term life insurance costs; and (iii) for Mr. Heinson, consisted of the parking costs allocated to us by SOG, 401(k) matching contribution costs and group term life insurance costs. In fiscal year 2016, “All Other Compensation” (i) for Mr. Sanchez, III, consisted of the parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group and group term life insurance costs; (ii) for Mr. Sanchez, Jr. consisted of the parking costs allocated to us by SOG, the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, 401(k) matching contribution costs and group term life insurance; (iii) for Mr. Heinson, consisted of the parking costs allocated to us by SOG, 401(k) matching contribution costs and group term life insurance; and (iv) for Mr. Thill, consisted of the parking costs allocated to us by SOG and group term life insurance. For additional information regarding the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, see footnote 5 below.

(5)         Pursuant to the Company’s aircraft policy, our named executive officers and directors are permitted to use aircraft owned or provided by the Company or a member of the Sanchez Group for uses deemed by SEC rules to constitute personal usage of such aircraft. We calculate the aggregate incremental cost of such personal usage as set forth below.

•                  For aircraft owned by the Company or a member of the Sanchez Group, we calculate the aggregate incremental cost of personal usage by multiplying the number of hours of such personal usage by the average variable operating cost per hour of the aircraft, which we derive based on the costs of fuel, maintenance, landing, parking and catering costs, certain taxes and certain other miscellaneous fees and costs. Because our corporate aircraft are used primarily for business travel, we do not include in this figure fixed costs for such aircraft that generally do not change with use.

•                  For aircraft provided (but not owned) by the Company or a member of the Sanchez Group, we calculate the aggregate incremental cost of personal usage by calculating the percentage of the total hours the aircraft was used by Company personnel that were for personal purposes, and multiplying this ratio against the total cost of such aircraft to the Company or such member of the Sanchez Group.

•                  For trips that involve mixed personal and business usage, we determine the aggregate incremental cost attributable to personal use by subtracting the aggregate incremental cost of a “business-only” trip from the total aggregate incremental cost of the whole trip (both personal and business).

In 2018, we incurred aggregate incremental costs of $81,758, $182,103, $143,783 and $20,153 for personal use of aircraft owned or provided by the Company or a member of the Sanchez Group by Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez and Thill, respectively.

2018 Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock awards granted under our Plan to our named executive officers in 2018.

		Estimate Future Payouts under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or		Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold #	Target #	Maximum #	Units # (2)		Awards (3)

A. R. Sanchez, Jr.	04/17/2018	—	—	—	506,231	(4)	$1,852,805
	04/17/2018	—	—	—	506,231	(5)	$1,852,805
	04/17/2018	126,558	506,230	1,012,460	—		$1,665,497
	04/17/2018	126,558	506,230	1,012,460	—		$1,665,497
Antonio R. Sanchez, III	04/17/2018	—	—	—	506,231	(4)	$1,852,805
	04/17/2018	—	—	—	506,231	(5)	$1,852,805
	04/17/2018	126,558	506,230	1,012,460	—		$1,665,497
	04/17/2018	126,558	506,230	1,012,460	—		$1,665,497
Patricio D. Sanchez	04/17/2018	—	—	—	253,116	(4)	$926,405
	04/17/2018	—	—	—	253,115	(5)	$926,401
	04/17/2018	63,279	253,115	506,230	—		$832,748
	04/17/2018	63,279	253,115	506,230	—		$832,748
Howard J. Thill (6)	04/17/2018	—	—	—	186,916	(4)	$684,113
	04/17/2018	—	—	—	186,916	(5)	$684,113
	04/17/2018	46,729	186,916	373,832	—		$614,954
	04/17/2018	46,729	186,916	373,832	—		$614,954
Christopher D. Heinson (7)	04/17/2018	—	—	—	186,916	(4)	$684,113
	04/17/2018	—	—	—	186,916	(5)	$684,113
	04/17/2018	46,729	186,916	373,832	—		$614,954
	04/17/2018	46,729	186,916	373,832	—		$614,954
Cameron W. George	04/17/2018	—	—	—	155,764	(4)	$570,096
	04/17/2018	—	—	—	155,763	(5)	$570,093
	04/17/2018	38,941	155,763	311,526	—		$512,460
	04/17/2018	38,941	155,763	311,526	—		$512,460
Gregory B. Kopel	04/17/2018	—	—	—	116,823	(4)	$427,572
	04/17/2018	—	—	—	116,823	(5)	$427,572
	04/17/2018	29,206	116,822	233,644	—		$384,344
	04/17/2018	29,206	116,822	233,644	—		$384,344

(1)         Represents the range of possible stated payouts to our named executive officers related 2018 PSUs granted to our named executive officers under the Plan during 2018. Vesting of these 2018 PSUs occurs over a three-year performance period beginning January 1, 2018 and ending

December 31, 2020, generally subject to each executive’s continuous service with the Company through each vesting date. Although the “Threshold” column includes the stated threshold payment under the awards, application of straight-line interpolation as contemplated in the applicable award agreements could result in such 2018 PSUs vesting (if at all) in equal annual increments ranging from 0% to 200% of the target based on achievement of the 2018 Award Performance Conditions. For each of the three Measurement Periods, the level of achievement of each 2018 Award Performance Condition is determined and the results for each 2018 Award Performance Condition are weighted 30%, other than safety, which is weighted at 10%, to determine the number of target 2018 PSUs earned during that specific Measurement Period. The overall results of the target 2018 PSUs earned during each of the three Measurement Periods are weighted 33.33% to determine the number of target 2018 PSUs earned during the entire three-year performance period. With respect to the Measurement Period beginning on January 1, 2018 and ending on December 31, 2018, which is the first Measurement Period, in February 2019 the Compensation Committee determined that the performance result was 71%, resulting in a payout of 71% of each recipient’s applicable target under the 2018 PSUs for the 2018 Measurement Period.

(2)         Represents the number of restricted stock and phantom stock awards granted to our named executive officers under the Plan during 2018.

(3)         Reflects the aggregate grant date fair value of the restricted awards, phantom awards and 2018 PSUs granted under the Plan in 2018, calculated in accordance with FASB ASC Topic 718. For the 2018 PSUs, which are subject to performance-based conditions, the amounts shown in the “Target” column reflect satisfaction of the 2018 Award Performance Conditions such that 100% of the target shares are awarded, the amounts shown in the “Threshold” column represent the minimum stated amount, if any, payable for a certain level of performance under the 2018 Award Performance Conditions, and the amounts shown in the “Maximum” column refers to the maximum payout possible for a certain level of performance under the 2018 Award Performance Conditions (provided, that the Compensation Committee has the discretion to modify payouts up to the maximum payout amount and interpolate on a straight-line basis between 0% and the stated threshold, target and maximum payout amounts). Stock-based compensation expenses are recorded in the Company’s financial statements in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

(4)         Represents the number of restricted stock awards vesting in equal annual increments over a three-year period.

(5)         Represents the number of phantom stock awards vesting in equal annual increments over a three-year period.

(6)         In connection with Mr. Thill’s resignation from the Company, Mr. Thill became vested in the 186,916 restricted shares and the 186,916 phantom shares awarded to Mr. Thill in 2018 under the Plan; the 2018 PSUs granted to Mr. Thill in 2018 under the Plan will continue to vest on each applicable vesting date in in accordance with the terms unrelated to employment set forth therein, as described under “Potential Payments Upon Termination or Change in Control.”

(7)         In connection with Mr. Heinson’s resignation from the Company on July 9, 2018, he forfeited all of his unvested awards, including all of those unvested awards granted to him in 2018 under the Plan.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan Based Awards Table

2018 Grants. In 2018, we granted Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez, Thill, Heinson, George and Kopel 506,231, 506,231, 253,116, 186,916, 186,916, 155,764 and 116,823, respectively, shares of restricted stock, which vest in equal installments over three years, in each case generally subject to continuous service with us through each vesting date. In 2018, we also granted Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez, Thill, Heinson, George and Kopel 506,231, 506,231, 253,115, 186,916, 186,916, 155,763 and 116,823, respectively, shares of phantom stock, which vest in equal installments over three years, in each case generally subject to continuous service with us through each vesting date.

In addition, pursuant to our new Plan program, 50% of our named executive officers’ long-term incentive awards were in the form of 2018 PSUs. In 2018, we granted Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez, Thill, Heinson, George and Kopel 506,230, 506,230, 253,115, 186,916, 186,916, 155,763 and 116,822, respectively, target phantom shares of both performance cash settled phantom shares and performance stock-settled phantom shares. The performance cash settled phantom shares are payable in cash and the performance stock-settled phantom shares are payable in shares of our common stock. The 2018 PSUs will vest (if at all) in equal annual increments over a three-year period ranging from 0% to 200% of the target phantom shares granted based on the achievement of the 2018 Award Performance Conditions. Subject to certain exceptions set forth in the applicable agreements, the 2018 PSU recipient must be employed by us on the applicable vesting date in order to become vested in the applicable portion of the 2018 PSUs.

Recipients of shares of restricted stock have all the rights of a stockholder in us, including the right to receive dividends thereon if and when distributions are made by us to our stockholders. Recipients of our other awards do not have voting rights.

Pursuant to our award agreements governing our Plan awards during 2018, during the vesting period, our 2018 Plan awards are subject to restrictions on transferability and forfeiture. Our awards subject to vesting generally vest on a pro-rata basis on each remaining vesting date subject to acceleration of the restricted stock and phantom stock upon the occurrence of any of the following events: a Qualifying Termination, Constructive Termination, or the officer’s death or Disability (each as defined in the respective award agreements and described further below). However, upon the occurrence of any of such events, 2018 PSU awards will vest on a pro-rata basis on each remaining vesting date, subject to the satisfaction of the 2018 Award Performance Conditions. Except as described in the preceding sentence, upon any termination for any or no reason, including but not limited to voluntary resignation or termination by the Company with or without cause, before all of the awarded shares become vested, all unvested awarded shares will be forfeited.

With respect to any named executive officer, shares of restricted stock and phantom stock granted in 2018 vest in substantially equal installments and the forfeiture restrictions will lapse on the first, second and third anniversaries of the date of grant so long as the award recipient remains in our continuous service (subject, in the case of the 2018 PSUs, to satisfaction of the 2018 Award Performance Conditions). With respect to the Measurement Period beginning on January 1, 2018 and ending on December 31, 2018, which is the first Measurement Period for the 2018 PSUs, in February 2019 the Compensation Committee determined that the performance result was 71%, resulting in a payout of 71% of each recipient’s applicable target under the 2018 PSUs for the 2018 Measurement Period.

Please see the section titled “Potential Payments Upon Termination or Change in Control” for a more detailed description of the events that could result in a modification to the regular vesting schedules for our Plan awards, as well as a summary of the treatment of Messrs. Thill and Heinson’s Plan awards in connection with their respective resignations from the Company in 2018.

2017 Grants. In 2017, we granted Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez, Thill, Heinson, George and Kopel 245,234, 245,234, 86,655, 100,000, 81,745, 100,000 and 50,000, respectively, shares of both restricted stock and phantom stock, which vest in equal installments over five years for each of Messrs. Sanchez, Jr., Sanchez, III and P. Sanchez and in equal installments over three years for Messrs. Thill, Heinson, George and Kopel.

In addition, in 2017, we granted Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez and Heinson 245,234, 245,234, 86,655 and 81,745 shares of the 2017 Performance Awards, respectively. These 2017 Performance Awards are payable in shares of our common stock. The 2017 Performance Awards will vest (if at all) in equal annual increments over a five-year period ranging from 0% to 200% of the target 2017 Performance Awards granted based on the performance conditions outlined in the award agreement, subject to the officer’s continuous service with us through each vesting date.

Recipients of shares of restricted stock have all the rights of a stockholder in us, including the right to receive dividends thereon if and when distributions are made by us to our stockholders. Recipients of our other awards do not have voting rights.

Pursuant to our award agreements governing our Plan awards during 2017, during the vesting period, our awards are subject to restrictions on transferability and forfeiture. Our 2017 Plan awards subject to vesting generally vest on a pro-rata basis on each remaining vesting date subject to acceleration of the restricted stock and phantom stock upon the occurrence of any of the following events: a Qualifying Termination, Constructive Termination, or the officer’s death or Disability (each as defined in the respective award agreements and described further below). However, upon the occurrence of any of such events, the 2017 Performance Awards will vest on a pro-rata basis on each remaining vesting date, subject to the satisfaction of the applicable performance conditions. Except as described in the preceding sentence, upon any termination for any or no reason, including but not limited to voluntary resignation or termination by the Company with or without cause, before all of the awarded shares become vested, all unvested awarded shares will be forfeited.

With respect to any named executive officer, shares of restricted stock and phantom stock awards granted in 2017 vest in substantially equal installments and the forfeiture restrictions will lapse on the first, second and third anniversaries of the date of grant or the first, second, third, fourth and fifth anniversaries of the date of grant, depending upon the terms of the applicable award, so long as the award recipient remains in our continuous service (subject, in the case of the performance phantom stock, to satisfaction of the applicable performance conditions). For the 2017 and 2018 performance periods applicable to our 2017 Performance Awards, 0% of the target shares were awarded in 2018 or 2019.

Please see the section titled “Potential Payments Upon Termination or Change in Control” for a more detailed description of the events that could result in a modification to the regular vesting schedules for our Plan awards, as well as a summary of the treatment of Messrs. Thill and Heinson’s Plan awards in connection with their respective resignations from the Company in 2018.

2016 Grants. In January 2016, we granted Mr. Heinson and Kopel 100,000 and 75,000 shares of restricted stock, respectively. In February 2016, we granted Messrs. Sanchez, III and Sanchez, Jr. 403,095 and 537,460 shares of restricted stock and 403,095 and 537,460 shares of phantom stock, respectively. In April 2016, we granted Mr. P. Sanchez 100,000 shares of restricted stock and 100,000 shares of phantom stock and Mr. Heinson an additional 100,000 shares of restricted stock and 200,000 shares of phantom stock. In June 2016, we granted Mr. George 100,000 shares of restricted stock. In connection with Mr. Thill’s appointment as Executive Vice President and Chief Financial Officer in October 2016, we granted him 175,000 shares of restricted stock and 175,000 shares of phantom stock.

The restricted stock and phantom shares vest with respect to 33.33% of the number of restricted stock and phantom shares granted on each of the first three anniversaries of the date of grant (in each case, subject to certain forfeiture and vesting conditions.

Additionally, in February 2016, we granted Messrs. Sanchez, III and Sanchez, Jr. 207,654 and 276,872 shares of performance accelerated restricted stock and 207,654 and 276,872 shares of performance accelerated phantom stock, respectively. In April 2016, we granted Messrs. Heinson and P. Sanchez 100,000 and 100,000 shares of performance accelerated restricted stock and 100,000 and 100,000 shares of performance accelerated phantom stock, respectively.

The performance accelerated restricted stock and performance accelerated phantom stock are payable in cash, which cliff vest in five years or earlier if the common stock closing price equals or exceeds certain benchmarks.

Because the adjusted closing price of our common stock for each day in a fifteen-day trading period equaled or exceeded an amount equal to 200% of the adjusted closing price of our stock on February 18, 2016, the performance accelerated restricted stock and performance accelerated phantom stock awards granted to Messrs. Sanchez, Jr. and Sanchez, III vested on February 18, 2017. Because the adjusted closing price of our common stock for each day in a fifteen-day trading period equaled or exceeded an amount equal to 150% of the adjusted closing price of our common stock on April 15, 2016, 50% of the performance accelerated phantom stock awards granted to Messrs. Heinson and P. Sanchez vested on the first anniversary of the grant date, April 15, 2017. If the adjusted closing price of our common stock for each day in a fifteen-day trading period equals or exceeds an amount equal to 200% of the adjusted closing price of our common stock on April 15, 2016, the remainder of the performance accelerated phantom stock awards granted to Mr. P. Sanchez will vest on such date, to the extent unvested as of such date (otherwise, the remaining 50,000 phantom shares will vest on April 15, 2021, subject to certain forfeiture and vesting procedures).

Please see the section titled “Potential Payments Upon Termination or Change in Control” for a more detailed description of the events that could result in a modification to the regular vesting schedules for our Plan awards, as well as a summary of the treatment of Messrs. Thill and Heinson’s Plan awards in connection with their respective resignations from the Company in 2018.

2018 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2018.

Name	Grant Date	Number of Shares of Stock or Equivalents That Have Not Vested (1)		Market Value of Shares of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights that Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that Have not Vested (2)

A. R. Sanchez, Jr.	04/17/2018	506,231	(3)	$136,682	—		$—
	04/17/2018	506,231	(4)	$136,682	—		$—
	04/17/2018	—		$—	506,230	(5)	$136,682
	04/17/2018	—		$—	506,230	(6)	$136,682
	03/01/2017	196,188	(7)	$52,971	—		$—
	03/01/2017	196,188	(8)	$52,971	—		$—
	03/01/2017	—		$—	196,187	(9)	$52,971
	02/18/2016	179,154	(3)	$48,372	—		$—
	02/18/2016	179,154	(4)	$48,372	—		$—
Antonio R. Sanchez, III	04/17/2018	506,231	(3)	$136,682	—		$—
	04/17/2018	506,231	(4)	$136,682	—		$—
	04/17/2018	—		$—	506,230	(5)	$136,682
	04/17/2018	—		$—	506,230	(6)	$136,682
	03/01/2017	196,188	(7)	$52,971	—		$—
	03/01/2017	196,188	(8)	$52,971	—		$—
	03/01/2017	—		$—	196,187	(9)	$52,971
	02/18/2016	134,365	(3)	$36,279	—		$—
	02/18/2016	134,365	(4)	$36,279	—		$—
Patricio D. Sanchez	04/17/2018	253,116	(3)	$68,341	—		$—
	04/17/2018	253,115	(4)	$68,341	—		$—
	04/17/2018	—		$—	253,115	(5)	$68,341
	04/17/2018	—		$—	253,115	(6)	$68,341
	03/01/2017	69,324	(7)	$18,717	—		$—
	03/01/2017	69,324	(8)	$18,717	—		$—
	03/01/2017	—		$—	69,324	(9)	$18,718
	04/15/2016	33,334	(3)	—	—		$9,000
	04/15/2016	50,000	(10)	—	—		$13,500
	04/15/2016	33,334	(4)	—	—		$9,000
	04/15/2016	50,000	(11)	—	—		$13,500
Howard J. Thill (12)	04/17/2018	—		$—	186,916	(5)	$50,467
	04/17/2018	—		$—	186,916	(6)	$50,467

Christopher D. Heinson (13)	—	—		$—	—		$—
Cameron W. George	04/17/2018	155,764	(3)	$42,056	—		$—
	04/17/2018	155,763	(4)	$42,056	—		$—
	04/17/2018	—		$—	155,763	(5)	$42,056
	04/17/2018	—		$—	155,763	(6)	$42,056
	03/01/2017	66,667	(3)	$18,000	—		$—
	03/01/2017	66,667	(4)	$18,000	—		$—
	06/01/2016	33,334	(3)	$9,000	—		$—
Gregory B. Kopel	04/17/2018	116,823	(3)	$31,542	—		$—
	04/17/2018	116,823	(4)	$31,542	—		$—
	04/17/2018	—		$—	116,822	(5)	$31,542
	04/17/2018	—		$—	116,822	(6)	$31,542
	03/01/2017	33,334	(3)	$9,000	—		$—
	03/01/2017	33,334	(4)	$9,000	—		$—
	01/01/2016	25,000	(3)	$6,750	—		$—

(1)         The forfeiture conditions and the accelerated vesting conditions applicable to these awards are described under the sections titled “Potential Payments Upon Termination or Change in Control” and “Narrative Disclosure to the Summary Compensation Table and Grants of Plan Based Awards Table.”

(2)         The market value of the unvested shares of restricted stock, phantom stock, performance accelerated restricted stock, performance accelerated phantom stock, 2017 Performance Awards and 2018 PSUs constituting performance cash-settled phantom stock and performance stock-settled phantom stock was calculated by multiplying the number of shares outstanding as of December 31, 2018 by $0.27, the closing price of our common stock on December 31, 2018, the closing trading date in 2018.

(3)         These restricted shares will vest as to 33.33% of the total number of restricted shares granted on each of the first three anniversaries of the date of grant.

(4)         These phantom shares will vest as to 33.33% of the total number of phantom shares granted on each of the first three anniversaries of the date of grant and are payable in cash.

(5)         These cash settled phantom shares will vest (if at all) in equal annual increments over a three-year period ranging from 0% to 200% of the target phantom shares granted based on the achievement of the 2018 Award Performance Conditions and are payable in cash.

(6)         These performance stock-settled phantom shares will vest (if at all) in equal annual increments over a three-year period ranging from 0% to 200% of the target phantom shares granted based on the achievement of the 2018 Award Performance Conditions.

(7)         These restricted shares will vest as to 20% of the total number of restricted shares granted on each of the first five anniversaries of the date of grant.

(8)         These phantom shares will vest as to 20% of the total number of phantom shares granted on each of the first five anniversaries of the date of grant and are payable in cash.

(9)         These performance phantom shares granted and payable in common stock vesting in equal annual installments over a five-year period, subject to satisfaction of the applicable performances conditions.

(10)  These performance accelerated restricted shares cliff vest on the fifth anniversary of their grant subject to an early acceleration trigger based upon the price of our common stock.

(11)  These performance accelerated phantom shares cliff vest on the fifth anniversary of their grant subject to an early acceleration trigger based upon the price of our common stock.

(12)  In connection with Mr. Thill’s resignation from the company, Mr. Thill forfeited 66,667 shares of phantom stock and 66,667 shares of restricted stock granted under the Plan, became vested in 245,250 shares of restricted stock and 245,250 shares of phantom stock granted under the Plan. His 2018 PSUs previously granted under the Plan will continue to vest on each applicable vesting date in in accordance with the terms unrelated to employment set forth therein, as described under “Potential Payments Upon Termination or Change in Control.”

(13)  In connection with Mr. Heinson’s resignation from the Company on July 9, 2018, he forfeited all of his unvested awards.

2018 Stock Vested at Fiscal Year-End

The following table provides information on the value realized by each of the named executive officers as a result of our stock awards that vested from January 1, 2018 through December 31, 2018.

	Cash Settled		Stock-Settled
Name	Number of Phantom Shares Acquired on Vesting (1)	Value Realized On Vesting (2)	Number of Shares Acquired on Vesting (3)	Value Realized on Vesting (4)	Aggregate Value Realized on Vesting (5)
A. R. Sanchez, Jr.	228,199	$770,270	444,866	$1,931,605	$2,701,876
Antonio R. Sanchez, III	183,411	$614,856	333,411	$1,418,856	$2,033,712
Patricio D. Sanchez	50,664	$174,845	50,664	$177,178	$352,023
Howard J. Thill (6)	336,916	$692,258	336,916	$692,258	$1,384,516
Christopher D. Heinson	83,016	$294,205	166,349	$699,038	$993,243
Cameron W. George	33,333	$100,999	66,666	$234,664	$335,663
Gregory B. Kopel	16,666	$50,498	41,666	$183,248	$233,746

(1)         The amounts in this column represent the number of phantom shares held by each of the named executive officers that vested during 2018, which are payable in cash upon vesting.

(2)         The amount in this column represents the product of the number of phantom shares that vested during 2018 and the closing price of our common stock on the date of vesting.

(3)         The amount in this column represents the number of restricted shares held by each of the named executive officers that vested during 2018.

(4)         The amounts in this column represent the product of the number of shares of restricted stock that vested during 2018 and the closing sale price of our common stock on the date of vesting.

(5)         The amount in this column represents the sum of the amounts realized during 2018 on the vesting of both the cash-settled and stock-settled awards.

(6)         In connection with Mr. Thill’s resignation from the company effective October 26, 2018, Mr. Thill became vested in 245,250 shares of restricted stock and 245,250 shares of phantom granted under the Plan, which is reflected in the table above.

Pension Benefits

Currently, we do not, and do not intend to, provide pension benefits to our named executive officers. SOG may revisit this policy in the future.

Nonqualified Deferred Compensation

Currently, we do not, and do not intend to, sponsor or adopt a nonqualified deferred compensation plan. SOG may revisit this policy in the future.

Settlement of Vested Cash-Settled Phantom Stock Awards

With respect to the shares of phantom stock issued under the Plan and the performance cash-settled phantom stock awards (and excluding the 2017 Performance Awards and the performance share-settled phantom stock awards) that become vested as of a given vesting date, the Company will pay an amount of cash equal to (x) the fair market value of one share of our common stock as of the vesting date multiplied by (y) the aggregate number of the phantom shares that become vested on the applicable vesting date. Our performance phantom stock awards are payable in shares of common stock on any given vesting date.

Potential Payments Upon Termination or Change in Control

Other than the accelerated vesting of our Plan awards upon the occurrence of certain events pursuant to the Plan and applicable award agreements, as of December 31, 2018, we did not provide any severance or change of control benefits to our executive officers. We view the limited benefits that we do provide as necessary to attract and retain executive talent in a highly competitive market and to ensure continuity of management in the event of an actual or contemplated change of control.

2016 Grants

The restricted stock, performance accelerated restricted stock, phantom stock and performance accelerated phantom stock awards granted in 2016 under the Plan automatically vest upon the occurrence of the following events (each term of which is defined below under “—Defined Terms”): a Change of Control, a Qualifying Termination, or the executive’s death or Disability.

2017 and 2018 Grants

The restricted stock and phantom stock awards granted in 2017 and 2018 under the Plan automatically vest upon the occurrence of the following events (each term of which is defined below under “—Defined Terms”): a Change of Control, a Qualifying Termination, or the executive’s death or Disability.

The 2017 Performance Awards and 2018 PSUs generally vest on a pro-rata basis on each remaining vesting date, provided that upon the occurrence of any of the following events: a Qualifying Termination, Constructive Termination, or the officer’s death or Disability (i) the 2017 Performance Awards will vest on a pro-rata basis on each remaining vesting date, subject to the satisfaction of the applicable performance conditions and (ii) the 2018 PSU awards will vest on a pro-rata basis on each remaining vesting date, subject to the satisfaction of the 2018 Award Performance Conditions.

Mr. Heinson & Mr. Thill

In connection with Mr. Heinson’s resignation from the Company on July 9, 2018, he forfeited all of his unvested awards.

In connection with Mr. Thill’s resignation from the company effective October 26, 2018, Mr. Thill forfeited 66,667 shares of phantom stock and 66,667 shares of restricted stock granted under the Plan and became vested in 245,250 shares of restricted stock and 245,250 shares of phantom stock granted under the Plan. In connection with Mr. Thill’s resignation, the Company and Mr. Thill entered into the Confidential Separation Agreement and General Release (the “Separation Agreement”) dated October 26, 2018. Pursuant to the Separation Agreement, Mr. Thill received a payment of $451,260 with regard to such vested phantom stock described herein. Furthermore, Mr. Thill’s 2018 PSUs previously granted under the Plan will continue to vest on each applicable vesting date in in accordance with the terms unrelated to employment set forth therein. See “Item 11. Executive Compensation—Compensation Disclosure and Analysis—The Executive Compensation Program in Detail—Long-Term Incentive Plan—2018 Plan Awards” and “—Settlement of Vested Cash-Settled Phantom Stock Awards.”

Forfeiture of Unvested Awards

Other than provided above, including but not limited to voluntary resignation or termination by the Company with or without cause, before all of the named executive officers’ awarded shares become vested, all unvested awarded shares will be forfeited.

Defined Terms

With respect to the Plan awards issued in 2016, 2017 and 2018 and described above, a “Qualifying Termination” is generally defined in the respective awards agreements as a termination by us or one of our affiliates, other than due to (i) the executive’s commission of, conviction for, or plea of guilty or nolo contendere to a felony, or other material act or omission involving dishonesty or fraud, or (ii) gross negligence or willful malfeasance. A “Disability” is defined in the Plan generally as an illness or injury that lasts at least six months and is expected to be permanent and renders the executive unable to carry out his duties.

With respect to the Plan awards issued in 2017 and 2018 as described above, a “Constructive Termination” means, with respect to any executive, (i) the assignment of a duty or duties to him that are not commensurate with the position he holds as of the grant date or the material reduction in his duties; provided, that, the foregoing occurs without his consent, and provided, further, that, the executive has provided notice to another executive officer of the Company, with a copy to the Board, within 30 days after the initial occurrence of the event set forth in clause (i) of his intention to terminate his Continuous Service (as defined in the respective award agreements) due to a Constructive Termination, the Company has failed to cure such event to his reasonable satisfaction within 30 days after receipt of notice thereof, and the executive actually terminates Continuous Service within 7 days following the expiration of such cure period or (ii) any reduction in his title or position that he holds as of his grant date without his consent; provided, further, that, the executive has provided notice to another executive officer of the Company, with a copy to the Board, within 30 days after such reduction of his intention to terminate his Continuous Service due to a Constructive Termination, the Company has failed to cure such reduction to his reasonable satisfaction within 30 days after receipt of notice thereof, and he actually terminates Continuous Service within 7 days following the expiration of such cure period. For the avoidance of doubt, grounds for him to terminate Continuous Service due to a Constructive Termination shall not exist if the events in (i) or (ii) above occur while the executive controls, directly or indirectly, the Board or such events are initiated at his direction (in which case consent shall be deemed to have been given by the executive).

Pursuant to the applicable award agreements, awards granted under our Plan will generally vest and/or become exercisable, as applicable, upon a Change of Control. With respect to our shares of phantom stock awards consisting of our 2017 Performance Awards and our 2018 PSUs, the executive will vest in the greater of (x) the number of unvested phantom shares based on actual results determined as if the date of the Change of Control is the last day of each remaining measurement period or (y) the target number of unvested phantom shares for each remaining measurement period; vesting of the amounts determined under (x) or (y) for the executive’s respective awards must be settled within 15 days of the Change in Control. Under our Plan, a “Change of Control” will be deemed to have occurred upon one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than a Sanchez Group Member (as defined in the Plan), becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the combined voting power of the equity interests in the Company; (ii) the stockholders of the Company approve and implement, in one or a series of transactions, a plan of complete liquidation of the Company; or (iii) the sale or other disposition by the Company of all or substantially all of its assets in one or more transactions to any person other than a Sanchez Group Member.

Estimated Payments Upon Termination or Change of Control Events

The following table quantifies our best estimates as to the amounts that each of our named executive officers would potentially be entitled to receive upon a change of control event, or one of the above-described termination events, as applicable. The values of the potential payments are calculated assuming that such termination event occurred on December 31, 2018 and using our closing stock price on such date of $0.27. The value of the benefit that each of our named executive officers would actually receive cannot be determined until a change of control or a termination event has occurred. Therefore, such amounts should be considered “forward-looking statements.” We have assumed for purposes of the table below that the Company has not used its discretion to accelerate any awards that do not accelerate pursuant to their terms.

Name	Change of Control	Qualifying Termination (3)	Constructive Termination (3)	Death (3)	Disability (3)
A. R. Sanchez, Jr.	$802,385	$476,050	$476,050	$476,050	$476,050
Antonio R. Sanchez, III	$778,199	$451,864	$451,864	$451,864	$451,864
Patricio D. Sanchez	$374,516	$201,116	$174,116	$201,116	$201,116
Howard J. Thill (1)	$—	$—	$—	$—	$—
Christopher D. Heinson (2)	$—	$—	$—	$—	$—
Cameron W. George	$213,224	$129,112	$129,112	$129,112	$129,112
Gregory B. Kopel	$150,918	$87,834	$87,834	$87,834	$87,834

(1)         In connection with Mr. Thill’s resignation from the company effective October 26, 2018, Mr. Thill forfeited 66,667 shares of phantom stock and 66,667 shares of restricted stock granted under the Plan, became vested in 245,250 shares of restricted stock and 245,250 shares of phantom stock granted under the Plan. Upon the execution of the Separation Agreement, Mr. Thill received a payment of $451,260 with regard to such vested phantom stock. Mr. Thill’s 2018 PSUs previously granted under the Plan will continue to vest on each applicable vesting date in in accordance with the terms unrelated to employment set forth therein. See “Item 11. Executive Compensation—Compensation Disclosure and Analysis—The Executive Compensation Program in Detail—Long-Term Incentive Plan—2018 Plan Awards” and “—Settlement of Vested Cash-Settled Phantom Stock Awards.”

(2)         In connection with Mr. Heinson’s resignation from the Company on July 9, 2018, Mr. Heinson forfeited all of his unvested awards.

(3)         With respect to our (i) 2017 Performance Awards and (ii) 2018 PSUs consisting of awards of performance stock-settled phantom shares and performance cash-settled phantom shares, upon a Qualifying Termination, Constructive Termination, death or Disability of the named executive officer, such outstanding awards in (i) and (ii) will vest on a pro-rata basis on the remaining vesting dates, subject to the satisfaction of (x) the applicable performance conditions with respect to the 2017 Performance Awards and (y) the 2018 Award Performance Conditions with respect to the 2018 PSUs. Because it is not possible to predict actual performance for the 2019-2021 measuring periods, our estimates of potential payments upon the occurrence of such event do not include payments under such 2017 Performance Awards or 2018 PSUs.

2018 Director Compensation

We have not and do not expect to pay our directors who are also our officers any additional amounts for their service to us in their capacities as directors. Accordingly, Messrs. Sanchez, Jr. and Sanchez, III do not receive additional compensation for their service as a director. Their compensation is reported in the section titled “Summary Compensation Table.” Our current compensation package for our non-employee directors consists of both cash and equity compensation.

The Board-approved compensation for our non-employee directors for fiscal 2018 was as follows:

•                  an annual cash retainer fee of $75,000;

•                  cash payments of $1,000 for each Board and/or committee meeting attended via teleconference and cash payments of $1,500 for each Board and/or committee meeting attended in person;

•                  a committee chair fee for each chair of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of $20,000, $15,000 and $10,000, respectively;

•                  a grant of restricted stock awards under the Plan; and

•                  reimbursement for travel and miscellaneous expenses incurred to attend meetings of our Board or its committees.

On November 9, 2018, the Board established a Special Committee. The Board appointed Messrs. Davis and Zylman to the Special Committee and appointed Mr. Davis as chairman of the Special Committee. In connection with the formation of the Special Committee, the Board established a $25,000 per month chair fee for the Special Committee.

In April 2019, the Board approved an annual cash retainer of $175,000 to our non-employee directors, representing an annual fixed retainer package of $70,000 and a cash-based award in lieu of restricted stock in the amount of $105,000. However, Mr. Davis will continue to receive an annual cash retainer of $75,000 and will not receive grants of restricted stock, consistent with his compensation arrangements for fiscal year 2018.

Each director, received the prorated amounts of the annual cash retainer fee and committee chair fee, as applicable, for the period of fiscal 2018 during which such director served as a member of the Board and, as applicable, as a committee chair. Each director also received cash payment of $1,000 or $1,500, respectively, for the Board meetings and committee meetings that such director attended.

In connection with their service to the Company as directors, 50,762 shares of restricted stock under the Plan were granted to Messrs. Carney, Colvin, Garcia, Jackson, Maher and Nelson on June 1, 2018. Each of these grants will vest on the one-year anniversary of its date of grant. In connection with Mr. Zylman’s appointment to the Board on October 26, 2018, the Compensation Committee of the Board awarded 66,937 shares of restricted stock to Mr. Zylman pursuant to the Plan, which will vest on June 1, 2019. Mr. Davis was not awarded any restricted stock in connection with his appointment to the Board.

Notwithstanding such vesting period for the directors’ restricted stock, upon the occurrence of a Change of Control, the shares of restricted stock will vest automatically. Moreover, in the event of a director’s death, disability, termination or removal, all unvested shares will be forfeited; however, in the event of the respective director’s death, the Compensation Committee may, but is not obligated to, accelerate the vesting of any or all of his shares of restricted stock. Further, notwithstanding the above, pursuant to the terms of the applicable restricted stock agreement, the Compensation Committee may, at its sole discretion, choose to accelerate the vesting of an award of restricted shares at any time.

The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)		All Other Compensation (3)	Total
T. Brian Carney	$115,500	(4)	$203,556		$105,845	$424,900
M. Gregory Colvin	$94,500	(5)	$203,556		$22,055	$320,111
Eugene I. Davis	$68,062	(6)	$—	(6)	$—	$271,618
Gilbert A. Garcia	$147,000	(7)	$203,556		$—	$350,556
Alan G. Jackson	$106,000	(8)	$203,556		$21,986	$331,541
Sean M. Maher	$135,500	(9)	$203,556		$30,015	$369,071
Robert V. Nelson, III	$115,500	(10)	$203,556		$—	$319,056
Adam C. Zylman	$25,562	(11)	$117,809	(11)	$—	$229,118

(1)         Includes annual cash retainer fee, Board and committee meeting fees and committee chair fees, as applicable, for each non-employee director earned during fiscal 2018.

(2)         The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock awards granted under our Plan for fiscal 2017, computed in accordance with FASB ASC Topic 718. See Note 8, “Stock-Based Compensation,” to the Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data” in our Original Filing for additional detail regarding assumptions. As of December 31, 2018, Messrs. Carney, Colvin, Garcia, Jackson, Maher, Nelson each had 50,762 shares of restricted stock outstanding and Mr. Zylman had 66,937 shares of restricted stock outstanding.

(3)         In fiscal 2018, “All Other Compensation” for Mr. Carney included group term life insurance costs and medical insurance costs paid by us on behalf of the director and the aggregate incremental cost of the personal use of aircraft owned or provided by the Company in the amount of $96,576; for Mr. Jackson included group term life insurance costs and medical insurance costs paid by us on behalf of the director; for Mr. Maher included the aggregate incremental cost of the personal use of aircraft owned or provided by the Company in the amount of $30,015; and for Mr. Colvin included medical insurance costs paid by us on behalf of the director. For additional information regarding the aggregate incremental cost of the personal use of aircraft owned or provided by the Company or a member of the Sanchez Group, see footnote 5 to the “Summary Compensation Table” above.

(4)         Mr. Carney attended a total of 36 formal Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meetings in person or telephonically and took action by unanimous written consent 16 times on behalf of the Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal 2018.

(5)         Mr. Colvin attended a total of 17 formal Board meetings and took action by unanimous written consent 10 times on behalf of the Board in fiscal 2018.

(6)         Mr. Davis was appointed to the Board on October 26, 2018. Mr. Davis attended a total of 11 formal Board and Special Committee meetings of the Board in fiscal 2018.

(7)         Mr. Garcia attended a total of 33 formal Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meetings and took action by unanimous written consent 16 times on behalf of the Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal 2018.

(8)         Mr. Jackson attended a total of 17 formal Board and Nominating and Corporate Governance Committee meetings and took action by unanimous written consent 11 times on behalf of the Board and Nominating and Corporate Governance Committee in fiscal 2018.

(9)         Mr. Maher attended a total of 36 formal Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meetings and took action by unanimous written consent 16 times on behalf of the Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal 2018.

(10)  Mr. Nelson attended a total of 37 formal Board, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee meetings and took action by unanimous written consent 16 times on behalf of the Board, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in fiscal 2018.

(11)  Mr. Zylman was appointed to the Board on October 26, 2018. Mr. Zylman attended a total of 11 formal Board and Special Committee meetings in fiscal 2018.

Compensation Committee Interlocks and Insider Participation

As described above, the compensation decisions regarding our executive officers, other than awards under our Plan, are made by SOG, subject to the ability of our Audit Committee to review, verify and dispute the reasonableness of such compensation pursuant to procedures set forth in the services agreement.

None of our executive officers serves, or has served, during the last completed fiscal year, on the compensation committee or board of directors of any other company that has one or more executive officers serving on our Compensation Committee or the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

For information regarding securities authorized for issuance under an equity compensation plan, please see “Item 5. Part II” of the Original Filing.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 23, 2019 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each named executive officer of the Company, (iii) each director of the Company and (iv) all directors and executive officers as a group. The list of persons named in the table below is derived from our review of Form 3, Form 4, Form 5, Schedule 13D and Schedule 13G filings made with the SEC as of April 23, 2019. Unless otherwise noted, the mailing address of each person or entity named below is 1000 Main Street, Suite 3000, Houston, Texas 77002. “Beneficial Ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act. Beneficial ownership includes those shares of common stock held by someone who has investment and/or voting authority over such shares or has the right to acquire such shares within 60 days. The ownership includes common stock that is held directly and also common stock held indirectly through a relationship, a position as a trustee, or under a contract or understanding.

Beneficial holders	Number of shares beneficially held	Percentage of beneficial ownership (1)
5% Stockholders:
None
Directors and named executive officers:
A. R. Sanchez, Jr. (2)	6,256,408	6.27%
Antonio R. Sanchez, III (3)	3,044,930	3.05%
Patricio D. Sanchez (4)	1,255,906	1.26%
Cameron W. George (5)	297,792	*	%
Gregory B. Kopel (6)	217,176	*	%
T. Brian Carney (7)	95,625	*	%
M. Gregory Colvin (8)	192,506	*	%
Eugene I. Davis	—	—%
Gilbert A. Garcia (9)	161,466	*	%
Alan G. Jackson (10)	143,045	*	%
Sean M. Maher (11)	116,940	*	%
Robert V. Nelson, III (12)	91,280	*	%
Adam C. Zylman (13)	66,937	*	%

All directors and executive officers as a group (14 persons)	10,534,330	10.55%

*Denotes less than 1% beneficially owned.

(1)         Based upon an aggregate of 99,828,592 shares outstanding as of April 23, 2019. Total shares outstanding include shares of restricted stock subject to forfeiture conditions.

(2)         SOG directly owns 799,472 of these shares. SOG is managed by Mr. Sanchez, Jr. and other members of the Sanchez family. Mr. Sanchez, Jr. may be deemed to share voting and dispositive power over the shares held by SOG. Mr. Sanchez, Jr. disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Each of the following trusts (the “Trusts”) directly owns 371,836 of these shares, except 1988 Trust No. 13, which owns 175,036 of these shares: (i) 1988 Trust No. 11: co-trustee/beneficiary Mr. Sanchez, III; (ii) 1988 Trust No. 12: co-trustee/beneficiary Ana Lee Sanchez Jacobs; (iii) 1988 Trust No. 13: co-trustee/beneficiary Eduardo Sanchez; and (iv) 1988 Trust No. 14: co-trustee/beneficiary Mr. P. Sanchez. Mr. Sanchez, Jr. is a co-trustee, along with the respective co-trustees and beneficiaries listed next to the name of the Trust above, of each of the Trusts set forth above. Mr. Sanchez, Jr. may be deemed to share voting and dispositive power over the shares held by the Trusts. Mr. Sanchez, Jr. disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The Alicia M. Sanchez Charitable Lead Annuity Trust (“CLAT”) directly owns 26,213 of these shares. Mr. Sanchez, Jr. is the sole trustee of CLAT. Mr. Sanchez, Jr. disclaims beneficial ownership of these securities except to the extent of his pecuniary interests therein. Sanexco, Ltd. (“Sanexco”) directly owns 707,333 of these shares. Sanexco is controlled by its general partner, Sanchez Management Corporation (“SMC”), which is managed by Mr. Sanchez, Jr. Mr. Sanchez, Jr. may be deemed to share voting and dispositive power over the shares held by Sanexco. Mr. Sanchez, Jr. disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. San Juan Oil & Gas No. 2, Ltd. (“San Juan”) directly owns 707,333 of these shares. San Juan is controlled by its general partner, SMC, which is managed by Mr. Sanchez, Jr. Mr. Sanchez, Jr. may be deemed to share voting and dispositive power over the shares held by San Juan. Mr. Sanchez, Jr. disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. AEP Ltd. Partnership (“AEP”) directly owns 474,800 of these shares. AEP is controlled by its general partner, Mr. Sanchez, Jr. Mr. Sanchez, Jr. may be deemed to share voting and dispositive power over the shares of common stock held by AEP. Mr. Sanchez, Jr. disclaims beneficial ownership of the shares of common stock held by AEP except to the extent of his pecuniary interests therein. In addition to the shares over which he has shared voting and dispositive power, Mr. Sanchez, Jr. has sole voting and dispositive power over 2,250,713 shares (1,663,741 shares of common stock and 586,972 shares of restricted common stock).

(3)         SOG directly owns 799,472 of these shares. SOG is managed by Mr. Sanchez, III and other members of the Sanchez family. Mr. Sanchez, III may be deemed to share voting and dispositive power over the shares of common stock held by SOG. Mr. Sanchez, III disclaims beneficial ownership of the shares of common stock held by SOG except to the extent of his pecuniary interests therein. 1988 Trust No. 11 directly owns 371,836 of these shares. Mr. Sanchez, III is a co-trustee, along with Mr. Sanchez, Jr., and beneficiary of 1988 Trust No. 11. Mr. Sanchez, III may be deemed to share voting and dispositive power over the shares of common stock held by 1988 Trust No. 11. Mr. Sanchez, III disclaims beneficial ownership of the shares of common stock held by 1988 Trust No. 11 except to the extent of his pecuniary interests therein. In addition to the shares over which he has shared voting and dispositive power, Mr. Sanchez, III has sole voting and dispositive power over 1,873,622 shares (1,286,650 shares of common stock and 586,972 shares of restricted common stock).

(4)         1988 Trust No. 14 directly owns 371,836 of these shares. Mr. P. Sanchez is a co-trustee, along with Mr. Sanchez, Jr., and beneficiary of 1988 Trust No. 14. Mr. P. Sanchez may be deemed to share voting and dispositive power over the shares of common stock held by 1988 Trust No. 14. Mr. P. Sanchez disclaims beneficial ownership of the shares of common stock held by 1988 Trust No. 14 except to the extent of his pecuniary interests therein. In addition to the shares over which he has shared voting and dispositive power, Mr. P. Sanchez has sole voting and dispositive power over 884,070 shares (562,161 shares of common stock and 321,909 shares of restricted common stock).

(5)         Includes 200,443 shares of restricted common stock.

(6)         Includes 124,008 shares of restricted common stock.

(7)         Includes 50,762 shares of restricted common stock and 500 shares are held by one child.

(8)         Includes 50,762 shares of restricted common stock and 16,204 shares are held by three children

(9)         Includes 50,762 shares of restricted common stock.

(10)  Includes 50,762 shares of restricted common stock. 21,600 shares are held by Mr. Jackson’s wife. Mr. Jackson disclaims beneficial ownership of the shares of common stock held by his wife.

(11)  Includes 50,762 shares of restricted common stock.

(12)  Includes 50,762 shares of restricted common stock.

(13)  Includes 66,937 shares of restricted common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Related Party Transaction Policy

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person (as defined below) had, has or will have a direct or indirect material interest. Pursuant to the Company’s related party transactions policy, a “related person” means:

•                  any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors or is currently one of our nominees for director;

•                  any person who is known by us to be the beneficial owner of more than 5% of our common stock;

•                  any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, director nominee, executive officer or a beneficial owner of more than 5% of our common stock, and any person (other than a tenant or employee) sharing the household of such director, director nominee, executive officer or beneficial owner of more than 5% of our common stock;

•                  any entity in which any of the foregoing persons serves as an executive officer or principal or in a similar position, or, in the case of a partnership, serves as a general partner or holds any position other than that of a limited partner;

•                  any entity in which any of the foregoing persons owns, together with all other foregoing persons, 10% or more of the equity interest, or in the case of a partnership, 10% or more of an interest; or

•                  any entity in which any of the foregoing persons is employed if (a) the person is directly involved in the negotiation of the Related Party Transaction or will share or have primary responsibility at such entity for the performance of the Related Party Transaction, or (b) the person’s compensation from the entity is directly tied to the Related Party Transaction.

The purposes of this policy are to identify, review, assess and, if deemed appropriate, approve Related Party Transactions. Pursuant to our related party transactions policy, the Audit Committee reviews all material facts of all Related Party Transactions and either approves or disapproves entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether the Related Party Transaction is fair to the Company, the Audit Committee takes into account, among other factors, the following:

•                  whether there are demonstrable business reasons for the transaction;

•                  whether the transaction is material to the Company;

•                  the benefits that accrue to the Company as a result of the transaction;

•                  whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;

•                  the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer);

•                  the extent of the related person’s interest in the transaction;

•                  the role the related person played in arranging the transaction;

•                  the availability of other sources for comparable products or services;

•                  whether it is a single transaction or a series of ongoing, related transactions; and

•                  whether entering into the transaction would be consistent with the Code of Business Conduct and Ethics.

Our related party transaction policy also requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations. There were no Related Party Transactions since the beginning of our last fiscal year that are required to be reported in “Transactions with Related Persons” where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

The description below of agreements with various members of the Sanchez Group, our directors and executive officers and certain significant stockholders is a summary and, with respect to each such agreement, is qualified by reference to the terms of the agreement, each of which, if required, was filed as an exhibit to our 2018 10-K. We encourage you to read the full text of these filed agreements. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The prices and other terms of these agreements may be less favorable to us than those we could have obtained in arm’s length negotiations with unaffiliated third parties for similar services or under similar agreements.

International Bank of Commerce

Mr. Sanchez, Jr., our Executive Chairman of the Board, is a director and greater than 10% stockholder of International Bancshares, the parent of IBC, which provides insurance brokerage services on a commission basis to the Company and its affiliates. For the fiscal year ended December 31, 2018, the Company and its affiliates paid IBC premiums of approximately $2.9 million.

Sanchez Oil & Gas Corporation

SOG, headquartered in Houston, Texas, is a privately owned full service oil and natural gas operating company engaged in the exploration and development of oil and natural gas assets primarily in the South Texas, Louisiana and onshore Gulf Coast areas on behalf of certain of its affiliates, including the Company, pursuant to existing management services agreements. Eduardo A. Sanchez and Ana Lee Sanchez Jacobs, immediate family members of the Executive Chairman of the Board, the President and Chief Executive Officer and an Executive Vice President of the Company, collectively with such individuals (the “SN Members”), either directly or indirectly, own 100% of the equity interests in SOG. In addition, Mr. Sanchez, Jr. is the sole member of the board of directors and chief executive officer of SOG, Mr. Sanchez, III and Mr. P. Sanchez are Co-Presidents of SOG, Ana Lee Sanchez Jacobs is an Executive Vice President of SOG, Cameron W. George is Executive Vice President — Chief Financial Officer of SOG, Gregory B. Kopel is Executive Vice President — General Counsel of SOG and Kirsten Hink is Sr. Vice President — Chief Accounting Officer of SOG.

Concurrently with the closing of our initial public offering (“IPO”), we entered into a services agreement with SOG pursuant to which, among other things, specified employees of SOG, including our executive officers, provide certain services to us with respect to our business under the direction, supervision and control of SOG. Salaries and associated benefits of SOG employees are allocated to the Company based on a fixed percentage that is reviewed periodically and adjusted, if needed, based on a detailed analysis of actual time spent by the professional staff on Company projects and activities. Our Audit Committee is able to review, verify and dispute the reasonableness of such allocated costs pursuant to procedures set forth in the services agreement. General and administrative expenses such as office rent, utilities, supplies and other overhead costs, are allocated on the same percentages as the SOG employee salaries. We reimburse SOG for the provision of services to us, including those provided by our executive officers, at a price equal to SOG’s cost of providing such services, including all direct costs and indirect administrative and overhead costs (including the allocable portion of salary, bonus, incentive compensation and other amounts paid to persons that provide the services on SOG’s behalf) allocated in accordance with SOG’s regular and consistent accounting practices, including for any such costs arising from amounts paid directly by other members of the Sanchez Group on SOG’s behalf or borrowed by SOG from other members of the Sanchez Group, in each case in connection with the performance by SOG of services on our behalf. We also reimburse SOG for sales, use or other taxes, or other fees or assessments imposed by law in connection with the provision of services to us (other than income, franchise or margin taxes measured by SOG’s net income or margin and other than any gross receipts or other privilege taxes imposed on SOG) and for any costs and expenses arising from or related to the engagement or retention of third-party service providers. Expenses allocated to the Company by SOG for general and administrative expenses and oil and natural gas production expenses for the year ended December 31, 2018 were $64.9 million. As of December 31, 2018, the Company had a net receivable from SOG and certain other members of the Sanchez Group of $6.1 million, which consisted primarily of advances paid related to leasehold and other costs paid to SOG.

Under the services agreement, we are entitled to indemnification for certain liabilities, and are required to indemnify SOG and its affiliates for certain liabilities. SOG is required to indemnify us for third-party infringement or misappropriation claims relating to the services performed by SOG or the data or other information provided to us or used by SOG in connection with the services, the related seismic, geological and geophysical licensing agreement or our operations based on the services provided by SOG. We, on the other hand, are otherwise required to indemnify SOG and its affiliates from liabilities relating to the services or products provided to us by SOG or our agreements with SOG, to the extent not directly caused by the gross negligence or willful misconduct of SOG or its affiliates. The initial term of the services agreement was for five years and expired in December 2016. The services agreement has continued on a year-to-year basis from December 2016. The term automatically extends for additional 12-month periods unless either party provides 180-days written notice otherwise prior to the expiration of the applicable 12-month period. Either party may terminate the agreement at any time upon 180-days written notice.

Sanchez Midstream Partners LP

Mr. Sanchez, III, the son of Mr. Sanchez, Jr. and brother of Eduardo A. Sanchez and Mr. P. Sanchez, is the Company’s President and Chief Executive Officer and is a member of the board of directors of both the Company and of SNMP GP. Mr. P. Sanchez, an Executive Vice President of the Company, is the president & chief operating officer and a director of SNMP GP. Mr. Eduardo A. Sanchez, our former President, is also a member of the board of directors of SNMP GP. Messrs. Sanchez, Jr., Sanchez, III, P. Sanchez and Eduardo A. Sanchez all directly or indirectly own certain equity interests in the Company and SNMP. Mr. Sanchez, Jr., Mr. Sanchez, III, Eduardo A. Sanchez and Mr. P. Sanchez beneficially own approximately 0.80%, 3.01%, 3.00% and 4.14%, respectively, of the SNMP common units outstanding as of December 31, 2018 and, together with Ana Lee Sanchez Jacobs, indirectly own 100% of SNMP GP.

SNMP Units.  On November 22, 2016, we purchased 2,272,727 common units of SNMP from SNMP for $25 million in a private placement that closed concurrently with SNMP’s public offering of approximately 6.5 million common units.  From January 1, 2018 through April 24, 2019, we received approximately $3.8 million in distributions on our SNMP common units.

SECO Pipeline. On September 1, 2017, SN Catarina, LLC (“SN Catarina”) entered into an agreement with Seco Pipeline, LLC (“Seco Pipeline”), a wholly owned subsidiary of SNMP, whereby Seco Pipeline transports certain quantities of natural gas on a firm basis for $0.22 per MMBtu delivered on or after September 1, 2017. This agreement had an initial term of one month that expired on September 30, 2017, but the agreement continues month-to-month thereafter unless terminated by either party. The Company paid Seco Pipeline an aggregate of approximately $6.8 million for transportation services for the fiscal year ended December 31, 2018.

Carnero JV Gathering and Processing. In May 2018, SNMP executed a series of agreements (the “Carnero G&P Transaction”) with an affiliate of Targa Resources Corp. (“Targa”) pursuant to which, among other matters, the parties merged their respective 50% interests in Carnero Gathering, LLC (“Carnero Gathering”) and Carnero Processing, LLC to form an expanded 50/50 joint venture in South Texas, Carnero G&P LLC (“Carnero G&P”). Effective April 1, 2018, SN EF Maverick, LLC, a subsidiary of the Company (“SN Maverick”), and Carnero G&P entered into a Firm Gas Gathering, Processing and Purchase Agreement (the “Carnero Gas Gathering Agreement”) and other related documentation providing for certain natural gas gathering, treating and processing services in exchange for an approximately 315,000 gross acreage dedication from SN Maverick and its working interest partners in our Comanche area. Additionally, effective April 1, 2018, and in connection with the Carnero G&P Transaction, SN Catarina and an affiliate of Targa also amended their existing firm gas gathering agreement and firm gas processing agreement, which were subsequently assigned by the Targa counterparty to Carnero G&P. SN Maverick paid approximately $7.1 million to Carnero under the predecessor agreements in place from January 1, 2018 through March 31, 2018; SN Maverick paid approximately $14.9 million to Carnero G&P pursuant to the Carnero Gas Gathering Agreement from April 1, 2018 through December 31, 2018. However, the gathering and processing fees paid from SN Maverick to Carnero G&P pursuant to the Carnero Gas Gathering Agreement were netted against NGLs (as defined in the Original Filing) and natural gas proceeds from SN Maverick to Carnero. Therefore, there were no outgoing payments to Carnero G&P during the year ended December 31, 2018. In addition, on January 4, 2019, we caused an irrevocable letter of credit to be issued for the benefit of Carnero G&P in an aggregate face amount of approximately $17.1 million as credit assurance under the terms of the gathering and processing agreements with Carnero G&P.

In July 2016, SN Midstream, LLC, a wholly owned subsidiary of the Company (“SN Midstream”), sold its membership interests in Carnero Gathering to SNMP in exchange for cash and the assumption by SNMP of membership interests constituting 50% of the outstanding membership interests in Carnero Gathering. As part of the conveyance, SNMP was required to pay SN Midstream a monthly “earnout” based on receipt of natural gas. For the fiscal year ended December 31, 2018, the Company received approximately $67,260 for earnouts in 2018.

Catarina Gathering. As of December 31, 2018, the Company had a net payable to SNMP of approximately $6.1 million that consists primarily of accruals for fees associated with a Firm Gathering and Processing Agreement (the “Gathering Agreement”), dated October 14, 2015, with an initial term of 15 years under which production from approximately 35,000 acres in Dimmit County and Webb County, Texas, has been dedicated for gathering by a wholly owned subsidiary of SNMP. In addition, for the first five years of the Gathering Agreement, SN Catarina is required to meet a minimum quarterly volume delivery commitment of 10,200 Bbl per day of crude oil and condensate and 142,000 Mcf per day of natural gas, subject to certain adjustments. SN Catarina is required to pay gathering and processing fees of $0.96 per barrel for crude oil and condensate and $0.74 per Mcf for natural gas that are tendered through the gathering system, in each case, subject to an annual escalation for a positive increase in the consumer price index. In addition, SN Catarina has, under certain circumstances, a right of first refusal during the term of the agreement and afterwards with respect to dispositions by Catarina Midstream of its ownership interest in the gathering system. See “Item 7. “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations” in the Original Filing for additional information regarding the Gathering Agreement. On June 30, 2017, the Gathering Agreement was amended to, among other things, provide for an additional, incremental infrastructure fee payable to SNMP of $1.00 per barrel of water delivered by SNMP on or after April 1, 2017 through and including March 31, 2018. Since March 31, 2018, the Company and SNMP have agreed to continue the incremental fee on a month-to-month basis.

Blackstone, Gavilan, GSO

On March 1, 2017, the Company, SN EF Maverick, SN EF UnSub, LP, a subsidiary of the Company (“SN UnSub”), and Gavilan Resources, LLC (“Gavilan” and, together with SN Maverick and SN UnSub, the “Buyers”), an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), completed the closing of the transactions contemplated by the purchase and sale agreement (the “Purchase Agreement”) among the Buyers and Anadarko E&P Onshore, LLC and Kerr-McGee Oil & Gas Onshore LP (together, the “Sellers”). At the closing, the Buyers collectively purchased all of the right, title and interest of the Sellers in the Comanche asset for aggregate consideration of approximately $2.1 billion, subject to customary purchase price adjustments. In addition, on March 1, 2017, we entered into a number of transactions with entities affiliated or associated with GSO Capital Partners LP (“GSO”), certain funds managed or advised by GSO (the “GSO Funds”) and/or Blackstone. In connection with the closing of the transactions contemplated by the Purchase Agreement, pursuant to an Interim Investors Agreement, dated as of January 12, 2017, among the Company, SN Maverick, Blackstone Capital Partners VII L.P. and Blackstone Energy Partners II L.P. we issued to entities controlled by affiliates of Blackstone warrants (expiring on March 1, 2022) to purchase an aggregate of 6.5 million shares of our common stock at an exercise price of $10 per share, subject to customary anti-dilution adjustments, and pursuant to a Securities Purchase Agreement, dated as of January 12, 2017, among the Company, SN UnSub, SN EF UnSub GP, LLC, the general partner of SN UnSub (the “SN UnSub General Partner”), SN UR Holdings, SN EF UnSub Holdings, LLC, a subsidiary of SN UR Holdings, GSO ST Holdings Associates LLC (“GSO Associates LLC”), and GSO ST Holdings LP (“GSO Associates LP”) (which was amended and restated on February 28, 2017 to add Intrepid Private Equity V-A, LLC as an additional party thereto):  (i) GSO Associates LP purchased 485,000 preferred units of SN UnSub for $485,000,000; (ii) GSO Associates LLC purchased 1 Class B Unit in SN UnSub General Partner for nominal consideration; and (iii) the GSO Funds received (a) 1,455,000 shares of the Company’s common stock and (b) warrants (expiring on March 1, 2032) to purchase 1,940,000 shares of the Company’s common stock at an exercise price of $10 per share, subject to customary anti-dilution adjustments. As of March 2019, to the Company’s knowledge, Blackstone’s controlled affiliates have disposed of the Company warrants referenced above and the GSO Funds have disposed of the Company warrants and shares of common stock referenced above.

During the year ended December 31, 2018, GSO Associates LP was entitled to receive approximately $48.5 million in preferred distributions from SN UnSub, which amount was offset by approximately $2.5 million of cash distributions related to certain tax obligations paid to GSO during 2017, resulting in approximately $46.0 million in cash distributions being paid to GSO Associates LP during 2018.

We entered into a management services agreement between Gavilan Holdco (as defined in the Original Filing) and SN Comanche Manager, LLC (“Manager”), a wholly owned subsidiary of the Company, pursuant to which Manager serves as manager of Gavilan Holdco’s business and provides comprehensive general, administrative, business and financial services at a price equal to Manager’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total general and administrative (“G&A”) costs), continuing until the occurrence of one or more events giving Manager or Gavilan Holdco the right to terminate the agreement. At the closing of the Comanche Acquisition, Gavilan Holdco paid $1.0 million to Manager under the agreement. The management services agreement provides that Manager may not bill more than $500,000 of G&A costs per month to Gavilan Holdco (subject to reasonable adjustments that are consistent with market terms as a result of an increase in actual G&A costs incurred, and based upon a reasonable allocation of such costs). Gavilan Holdco paid Manager approximately $6.0 million under the agreement for the fiscal year ended December 31, 2018.  On February 28, 2019, Gavilan Holdco sent us a notice of partial termination of the management services agreement, but did not purport to terminate the agreement in its entirety. Furthermore, we are currently in a disagreement with Gavilan Holdco regarding charges invoiced to Gavilan during calendar year 2018 as well as charges invoiced to Gavilan Holdco through February 2019. We also entered into a back-to-back management arrangement between Manager and SOG, on substantially the same terms and conditions as the services agreement with Gavilan Holdco referred to above, pursuant to which

Manager delegated to SOG, and SOG agreed to perform for and on behalf of Manager, Manager’s duties and obligations under such services agreement; Manager is required to remit amounts received directly from Gavilan Holdco to SOG, including the $1.0 million paid at closing to Manager, and to pay SOG the 2% administrative fee referred to above. For the fiscal year ended December 31, 2018 we paid SOG an additional approximately $6.0 million under the back-to-back agreement. In addition, we entered into a management services agreement between SOG and SN UnSub pursuant to which SOG serves as manager of SN UnSub’s oil and natural gas properties and provides comprehensive general, administrative, business and financial services at a price equal to SOG’s actual cost of providing such services (including an “administrative fee” equal to 2% of SOG’s total G&A costs), with an initial term expiring on March 1, 2024 (subject to earlier termination as provided therein), renewing automatically for additional one-year terms thereafter unless either SN UnSub or SOG delivers written notice to the other of its desire not to renew the term at least 180 days prior to such anniversary date. SOG was not able to allocate G&A costs to SN UnSub in excess of $5 million per calendar year through March 1, 2019 and may not thereafter allocate in excess of $10 million per calendar year. For the fiscal year ended December 31, 2018 we paid SOG approximately $5.5 million under this agreement.

We entered into a crude oil production marketing agreement, a residue gas marketing agreement and a natural gas liquids marketing agreement between Gavilan and SN Maverick wherein Gavilan, subject to certain take-in-kind rights, agrees to sell all production from the Comanche asset to SN Maverick and SN Maverick purchases all such production from Gavilan, transports and sells such production pursuant to SN Maverick’s downstream arrangements, and remits to Gavilan its proportionate share of the sale proceeds. The agreements are each for a primary term through December 31, 2022, with automatic year-to-year renewals thereafter unless terminated by either party. For year ended December 31, 2018, we remitted approximately $262.1 million in proceeds to Gavilan under these agreements from aggregate marketing revenues of approximately $322.7 million attributable to Gavilan’s 50% share of the working interest acquired from the Sellers in the Comanche Acquisition. These agreements include a reconciliation mechanism that provides for estimated upfront payments by us with subsequent reconciliations in later months and, as a result, the reported amount includes both the estimated prepayments made by us for the post-transition services period as well as additional payments by us to make up for any shortfalls for the post-transition services period. The remitted amounts are net of certain expenses and costs incurred by us or the Sellers and/or their respective affiliates.

For additional information regarding related party transactions, see Note 7—“Stockholders’ and Mezzanine Equity” and Note 10—“Related Party Transactions” in the notes to the audited consolidated financial statements in the Original Filing, as well as our Risk Factors in the Original Filing, including the Risk Factor titled “We may lose our rights to the Sanchez Group’s technological database, including its 3D and 2D seismic data, under certain circumstances” and the Risk Factors on pages 36 and 37 of the Original Filing related to the JDA (as defined in the Original Filing) and our agreements with Blackstone and GSO, or their respective affiliates.

Director Independence

Our Board has determined that each of Messrs. Carney, Colvin, Davis, Garcia, Jackson, Maher, Nelson and Zylman are “independent directors” as defined by the rules of the NYSE and, that each of Messrs. Garcia, Carney, Maher and Nelson are “independent directors,” as defined by applicable NYSE and Exchange Act rules, for purposes of each committee on which they serve, including our Audit Committee.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees

The table below sets forth the fees billed by KPMG, the Company’s current independent registered public accounting firm, for the fiscal years presented:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
Fiscal year ended December 31, 2018	$2,327,465	$—	$222,686	$—
Fiscal year ended December 31, 2017	$3,277,000	$—	$374,000	$—

(1)         Audit fees represent fees for professional services provided by our principal accountant in connection with the audit of our consolidated financial statements, the quarterly reviews of financial statements included in our Form 10-Q filings, the reviews of other statutory or regulatory filings and assistance with and review of documents filed with the SEC.

(2)         Audit-related fees are fees for assurance and related services that are reasonably related to the performance by our principal accountant of the audit or review of our financial statements that are not audit fees.

(3)         Tax fees include fees for professional services performed by our principal accountant for tax compliance, including the preparation of tax returns, and tax advice and tax planning.

(4)         All other fees include the aggregate fees for products and services provided by our principal accountant that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” There were no other fees incurred during the years ended December 31, 2018 and 2017.

The charter of the Audit Committee requires that the Audit Committee review and pre-approve the plan and scope of KPMG’s audit, tax and other services. The Audit Committee pre-approved 100% of the services described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)                                 Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

b.                                      The exhibits listed in the Exhibit Index of the Original Filing and the following exhibits filed with this Amendment:

Exhibit No.		Description of Exhibit
31.3	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.
31.4	(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

(a)         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 2019.

SANCHEZ ENERGY CORPORATION

By:	/s/ ANTONIO R. SANCHEZ, III
Antonio R. Sanchez, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTONIO R. SANCHEZ, III	President and Chief Executive Officer (Principal Executive Officer)	April 29, 2019
Antonio R. Sanchez, III

*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2019
Cameron W. George

*	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2019
Kirsten A. Hink

*	Executive Chairman of the Board of Directors	April 29, 2019
A. R. Sanchez, Jr.

*	Director	April 29, 2019
Gilbert A. Garcia

*	Director	April 29, 2019
Greg Colvin

*	Director	April 29, 2019
Alan G. Jackson

*	Director	April 29, 2019
Sean M. Maher

*	Director	April 29, 2019
Brian Carney

*	Director	April 29, 2019
Robert V. Nelson, III

*	Director	April 29, 2019
Eugene I. Davis

*	Director	April 29, 2019
Adam C. Zylman

*                 The undersigned, by signing his name hereto, does execute this Amendment No. 1 to the Annual Report on Form 10-K of Sanchez Energy Corporation on behalf of the above-named officers and directors of the registrant pursuant to the Power of Attorney executed by such officers and/or directors on the signature pages to the report previously filed on March 1, 2019.

/s/ ANTONIO R. SANCHEZ, III
Antonio R. Sanchez, III
President and Chief Executive Officer